Form 10QSB
period 1995-08-31
ADVANCED MATERIALS GROUP INC
filed 1995-10-13
CIK 806514

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Check One)

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
----- OF 1934.  For the quarterly period ended August 31, 1995.


      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT ----- OF 1934. For the transition period from _____ to_____.


                                     0-16401
                            (Commission File Number)


                         ADVANCED MATERIALS GROUP, INC.
        (Exact name of small business issuer as specified in its charter)


NEVADA                                                              33-0215295
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


           20211 SOUTH SUSANA ROAD, RANCHO DOMINQUEZ, CALIFORNIA 90221
                    (Address of principal executive offices)


                                 (310) 537-5444
                (Issuer's telephone number, including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               -----      -----

State the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

        COMMON STOCK, $.001 PAR VALUE, 9,173,541 SHARES OUTSTANDING AS OF
                                AUGUST 31, 1995.

Transitional Small Business Disclosure Format (check one) Yes       No   X
                                                             ------   -------

                         ADVANCED MATERIALS GROUP, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION                                    PAGE NO.

     Item 1:  Financial Statements                                    1

     Condensed Consolidated Balance Sheets                            1
          August 31, 1995 and November 30, 1994

     Condensed Consolidated Statements of Operations                  2
          Nine months ended August 31, 1995 and 1994

     Condensed Consolidated Statements of Operations                  3
          Three months ended August 31, 1995 and 1994

     Condensed Consolidated Statements of Shareholders' Equity        4
          Nine months ended August 31, 1995

     Condensed Consolidated Statements of Cash Flows                  5
          Nine months ended August 31, 1995 and 1994

     Notes to Condensed Consolidated Financial Statements             6


     Item 2:  Management's Discussion and Analysis of                 9
          Financial Conditions and Results of
           Operations


PART II.  OTHER INFORMATION

     Item 5 - Other Information                                      13

     Item 6 - Exhibits and Reports on Form 8-K                       13


SIGNATURES                                                           14

Item 1:  FINANCIAL STATEMENTS

                 ADVANCED MATERIALS GROUP, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                 August 31,     November 30,
                                                    1995            1994
                                                (Unaudited)
                                             ----------------  ----------------
ASSETS

Current assets:
     Cash                                    $       13,000      $     50,000
     Marketable securities                          125,000           175,000
     Accounts and notes receivable                1,849,000         3,827,000
     Inventories                                  2,016,000         2,086,000
     Prepaid expenses                               166,000           163,000
                                             ----------------  ----------------
          Total current assets                    4,169,000         6,301,000

Fixed assets, net of accumulated
     depreciation                                 2,530,000         2,492,000

Investments in affiliates                         3,296,000         4,169,000
Goodwill                                          3,526,000         3,730,000
Other assets                                        502,000           566,000
                                             ----------------  ----------------
                                               $ 14,023,000      $ 17,258,000
                                             ----------------  ----------------
                                             ----------------  ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                          $  1,152,000      $  1,863,000
     Accrued expenses                               891,000         1,160,000
     Notes payable                                1,674,000         1,642,000
     Current portion of long-term debt              182,000           493,000
                                             ----------------  ----------------
           Total current liabilities              3,899,000         5,158,000

Long-term debt:
     Notes payable and other long-term debt       3,151,000         2,843,000
     Deferred compensation                        1,189,000         1,121,000
     Convertible debentures                         535,000           535,000
                                             ----------------  ----------------
           Total long-term debt                   4,875,000         4,499,000

Shareholders' equity:
     Preferred stock - $.001 par value;
        5,000,000 shares authorized; no
        shares issued or outstanding                   --              --
     Common stock - $.001 par value;
        25,000,000 shares authorized;
        9,173,541 issued and outstanding
        at August 31, 1995 and November
        30, 1994 respectively                         7,000             7,000
     Paid in capital                              9,486,000         9,554,000
     Unrealized holding gain on securities        2,042,000         2,965,000
     Accumulated deficit                         (6,286,000)       (4,925,000)
                                             ----------------  ----------------
          Total shareholders' equity              5,249,000         7,601,000

                                               $ 14,023,000      $ 17,258,000
                                             ----------------  ----------------
                                             ----------------  ----------------


See accompanying notes to condensed consolidated financial statements

                         Advanced Materials Group, Inc.
                 Condensed Consolidated Statements of Operations


                                                 Nine months ended August 31,
                                             ----------------------------------
                                                     1995             1994
                                             ----------------   ---------------
                                                  (Unaudited)      (Unaudited)

Net sales                                    $    11,638,000    $   11,061,000

Cost of sales (exclusive ofdepreciation
    and amortization shown below)                  9,761,000         8,726,000
                                             ----------------   ---------------

    Gross profit                                   1,877,000         2,335,000
                                             ----------------   ---------------
Operating expenses:
    Marketing and selling                            521,000           578,000
    General and administrative                     1,440,000         1,730,000
    Depreciation and amortization                    677,000           634,000
    Research and development                          12,000           149,000
                                             ----------------   ---------------
         Total operating expenses                  2,650,000         3,091,000

Loss from operations                                (773,000)         (756,000)

    Interest expense, net                            585,000           325,000
    Unrealized loss on securities                        -             741,000
                                             ----------------   ---------------

Loss before income taxes                          (1,358,000)       (1,822,000)

    Income taxes                                       3,000             4,000
                                             ----------------   ---------------

Net loss                                     $    (1,361,000)   $   (1,826,000)
                                             ----------------   ---------------
                                             ----------------   ---------------

Loss per common share                        $          (.15)   $         (.21)
                                             ----------------   ---------------
                                             ----------------   ---------------

Weighted average common shares
    outstanding                                    9,174,000         8,729,000
                                             ----------------   ---------------
                                             ----------------   ---------------

      See accompanying notes to condensed consolidated financial statements

                         Advanced Materials Group, Inc.
                 Condensed Consolidated Statements of Operations



                                                                Three months ended August 31,
                                                              ---------------------------------
                                                                  1995                 1994
                                                              -------------       -------------
                                                               (Unaudited)         (Unaudited)
Net sales                                                     $   3,850,000       $   4,330,000

Cost of sales (exclusive of depreciation
   and amortization shown below)                                  3,244,000           3,386,000
                                                              -------------      --------------
   Gross profit                                                     606,000             944,000
                                                              -------------      --------------
Operating expenses:
   Marketing and selling                                            191,000             206,000
   General and administrative                                       503,000             548,000
   Depreciation and amortization                                    242,000             221,000
   Research and development                                              --              11,000
                                                              -------------      --------------
        Total operating expenses                                    936,000             986,000

Loss from operations                                               (330,000)            (42,000)

   Interest expense, net                                            201,000             128,000
   Unrealized loss on securities                                         --                  --
                                                              -------------      --------------

Loss before income taxes                                           (531,000)           (170,000)

   Income taxes                                                          --                  --
                                                              -------------      --------------

Net loss                                                      $    (531,000)      $    (170,000)
                                                              -------------      --------------
                                                              -------------      --------------

Loss per common share                                         $        (.06)      $        (.02)
                                                              -------------      --------------
                                                              -------------      --------------

Weighted average common shares
   outstanding                                                    9,174,000           9,174,000
                                                              -------------      --------------
                                                              -------------      --------------


      See accompanying notes to condensed consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   For the nine months ending August 31, 1995



                                             Common Stock                        Unrealized Gain                          Total
                                       -----------------------      Paid-In       on Securities      Accumulated      Shareholders'
                                          Shares       Amount       Capital       held for sale        Deficit           Equity
                                       ----------    ---------    ------------   ---------------    -------------     -------------
Balance, November 30, 1994              9,173,541    $   7,000    $ 9,554,000     $   2,965,000     $ (4,925,000)     $  7,601,000

Unrealized holding loss on
  available-for-sale securities                                                        (923,000)                          (923,000)

Offering costs                             --           --            (68,000)                            --               (68,000)

Net loss                                   --           --              --                            (1,361,000)       (1,361,000)
                                       ----------    ---------    ------------   ---------------    -------------    --------------
Balance, August 31, 1995                9,173,541    $   7,000    $ 9,486,000     $   2,042,000     $ (6,286,000)    $   5,249,000
                                       ----------    ---------    ------------   ---------------    -------------    --------------
                                       ----------    ---------    ------------   ---------------    -------------    --------------




      See accompanying notes to condensed consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                Nine months ended August 31,
                                                           ------------------------------------
                                                                 1995                  1994
                                                             (Unaudited)           (Unaudited)
                                                           ----------------      --------------
Cash flows from operating activities:
   Net loss                                                  $   (1,361,000)       $ (1,826,000)
   Adjustments to reconcile net loss to
   net cash used by operating activities:
    Depreciation and amortization                                   677,000             634,000
    Amortized discount on deferred
     compensation                                                   119,000             111,000
    Services paid through issuance of
     common stock                                                        --              60,000
    Unrealized loss on securities held
     for sale                                                            --             741,000
    Changes in operating assets and
    liabilities:
     Accounts and notes receivable                                  488,000            (918,000)
     Inventories                                                     70,000             108,000
     Prepaid expenses and other                                      (3,000)            (50,000)
     Accounts payable and accrued
       liabilities                                                 (980,000)            252,000
                                                           ----------------      --------------
 Net cash used by operating activities                             (990,000)           (888,000)
                                                           ----------------      --------------

Cash flows from investing activities:
  Decrease (increase) in notes receivable                         1,490,000            (324,000)
  Decrease (increase) in other assets                                (6,000)           (104,000)
  Purchase of equipment                                            (441,000)           (450,000)
                                                           ----------------      --------------
  Net cash (used in) provided by
   investing activities                                           1,043,000            (878,000)
                                                           ----------------      --------------

  Cash flows from financing activities:
   Proceeds from sale of common stock,
     net of offering costs                                          (68,000)          1,199,000
   Payments of debt                                                (834,000)         (1,878,000)
   Issuance of debt                                                 812,000           2,401,000
                                                           ----------------      --------------
 Net cash (used in) provided by financing
   activities                                                       (90,000)          1,722,000
                                                           ----------------      --------------
Net change in cash                                                  (37,000)            (44,000)

Cash, beginning of period                                            50,000             159,000
                                                           ----------------      --------------
Cash, end of period                                          $       13,000        $    115,000
                                                           ----------------      --------------
                                                           ----------------      --------------


      See accompanying notes to condensed consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with SEC requirements for interim financial statements.
Therefore, they do not include all disclosures that would be presented in the Company's Annual Report on Form 10-KSB. The financial statements should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended November 30, 1994.

The information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position for the interim period. The results are not necessarily indicative of results to be expected for the full year.

NOTE 2 - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


                                     Nine months ended August 31,
                                 -------------------------------------
                                        1995                 1994
                                        ----                 ----
 Cash paid during the period
 for:
      Interest                   $         476,000    $        200,000
                                 -----------------    ----------------
                                 -----------------    ----------------
      Income taxes               $           3,000    $          4,000
                                 -----------------    ----------------
                                 -----------------    ----------------

NOTE 3 - LOSS ON SECURITIES HELD FOR SALE

Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. In accordance with this statement, the Company's marketable equity securities, consisting of 100,240 shares of common stock in Wilshire Technologies, Inc. ("WTI") and 2,554,504 shares of Innovative Technologies Group plc ("IT") have been classified as available-for-sale and have been reported at fair value. As of August 31, 1995 these investments had an aggregate market value of approximately $3,422,000 and the Company recorded an unrealized holding loss of $923,000 which has been included in a separate component of shareholders' equity.

                         ADVANCED MATERIALS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1995

NOTE 4 - NOTES PAYABLE AND SHAREHOLDERS' EQUITY

In 1995, the Company incurred costs of approximately $68,000 in connection with the registration of certain shares of common stock previously issued. Such costs have been reflected as a reduction of shareholders' equity.

On January 13, 1995 the Company amended the Credit and Security Agreements on a $700,000 line of credit with Dominion Capital, Inc. to substitute as collateral for the note 800,000 shares of IT common stock in place of certain promissory notes due from IT such notes having been paid-in-full in December, 1994. The termination date of the note was extended to January 13, 1996.

On June 30, 1995, the Company's subsidiary, Advanced Materials, Inc. ("AMI") renewed a revolving line of credit with a commercial lender for an additional term of twelve months. The maximum credit was increased to $2,000,000 with a $600,000 sublimit applying to eligible inventory. Borrowings under the line are limited to a percentage of eligible receivables and inventory with a limit of approximately $1,396,000 on August 31, 1995. Interest on the revolving line was reduced to prime plus 4% and the monthly administrative fee on the inventory portion of the line was reduced to .25%. Covenants were added to the loan agreement requiring AMI to remain cash flow positive for the remainder of fiscal year 1995 and profitable in fiscal year 1996 and thereafter, with no more than one quarter of losses in any year. The amended agreement includes provisions for additional twelve month terms at the discretion of AMI and the lender.

On August 16, 1995 the Company amended and restated two unsecured promissory notes due to a former owner of the predecessor business of AMI. The due dates of the promissory notes in the amounts of $265,000 and $200,000 were extended for a period of one year to November 30, 1996 and June 1, 1997 respectively. Interest on the $265,000 note was increased to 10% from 8% per annum; accrued interest of approximately $104,000 will be payable on November 30, 1995 after which payments of interest are due monthly. Other than extending the due date, terms of the $200,000 note remain unchanged with interest of 12% per annum due monthly.

NOTE 5 - LEASE COMMITMENTS

On August 31, 1995 AMI executed an agreement with its current landlord extending the lease of its manufacturing facility in Dallas, Texas for a period of five years effective December 1, 1995 and ending December 1, 2000.

                         ADVANCED MATERIALS GROUP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 August 31, 1995

The lease calls for rental payments of $330,000 per year plus certain excess costs as defined in the agreement. The lease contains a renewal option for one additional five year term. The lease also contains three one year options for the reduction of up to one third of the leased area if WTI fails to exercise any of the renewal options of their sublease or upon termination of the sublease at the end of its term as described below.

Concurrent with the execution of the facility lease in Texas, AMI as landlord entered into an agreement with WTI as tenant to continue their sublease of approximately one-third of the Texas facility for a period of one year effective December 1, 1995 and ending November 30, 1996. The sublease calls for rental payments of $108,900 per year plus certain excess costs as defined in the agreement. The sublease calls for two one year renewal options.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Advanced Materials Group, Inc. ("AMG" or "the Company"), through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. ("AMI"), is a forty year old business that converts specialty foams, foils, films and adhesive composites into components and finished products such as printer inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads, electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty foam products. The Company's Condor Utility Products, Inc. ("Condor") subsidiary produces specialized systems for mixing and dispensing multi-component chemicals, which, when combined, form sealants which are sold to end-users, chemical manufacturers and repackagers for use in the telecommunications and power utility industries. The Company owns a 12.3% equity interest in Innovative Technologies Group plc ("IT") and has an exclusive worldwide license to manufacture and sell products made from a hydrophilic polymer developed by IT.

In December, 1994 AMI completed the restructuring plan announced in the fourth quarter of 1993 by vacating its manufacturing plant in Carson, Ca. and relocating its California manufacturing operations into a 56,000 square foot building in Rancho Dominguez, Ca.

Comparative financial information shown for 1994 has been adjusted to give retroactive effect to a 1994 fourth quarter adjustment wherein the amortized discount on certain deferred compensation due to the former owners of AMI has been classified from amortization expense to interest expense.

RESULTS OF OPERATIONS

Net sales decreased $480,000 or 11.1% from $4,330,000 in the third quarter of 1994 to $3,850,000 in the third quarter of 1995. Year to date net sales, representing nine months results, increased $577,000 or 5.2% from $11,061,000 in 1994 to $11,638,000 in 1995. Third quarter, 1994 sales for AMI included $585,000 for a customer which, although not known to the Company at the time, actually represented approximately six months supply of product thereby distorting third quarter, 1994 sales on a comparative basis. Third quarter, 1995 sales to this customer totaled $178,000, typical of more recent quarters, with the difference of $407,000 subsequently found by the Company to represent overstocking by the customer. Third quarter, 1995 sales for AMI were also impacted by a $350,000 decrease in expected sales as a major customer worked down excess inventories. Increased year to date sales were largely due to revenue gains at AMI from high tech industrial and traditional fabrication product lines. Sales for the Company's Condor Utility Products, Inc. subsidiary also declined due to labor disputes, recently settled, within a major market segment that temporarily reduced demand for its foam sealant injection product.

Gross profit declined from $944,000 in the third quarter of 1994 to $606,000 in the third quarter of 1995. Year to date gross profit decreased $458,000 or 19.6% from $2,335,000 in 1994 to $1,877,000 in 1995. Third quarter, 1995 gross profit decreased due to a reduction in sales, higher raw material costs and a shift in product mix to less profitable lines. These factors also impacted year to date gross profit. Prices for base raw materials have increased 12% to 36% in the last eighteen months. The range reflects the individual circumstances for the raw material varying from a tightening of supply capacity to acute allocation of base chemicals. Historically, the Company's results in passing through cost increases to the existing customer base has been only partially successful. However the Company has focused efforts to bring customer pricing into line with current costs. Recent efforts have produced increases averaging 5 to 6 percent which should translate into higher gross margins for the remainder of the year. The Company also experienced productivity declines in January, 1995 due to flooded conditions while moving the California facility.

Marketing and selling costs decreased by 7.3% from $206,000 in the third quarter of 1994 to $191,000 in the third quarter of 1995. Year to date marketing and selling costs decreased $57,000 or 9.9% from $578,000 in 1994 to $521,000 in 1995. Cost cutting initiatives included combining job duties and reducing headcount in an effort to increase efficiency by reducing costs while maintaining customer service at optimum levels.

General and administrative costs decreased 8.2% or $45,000 from $548,000 in the third quarter of 1994 to $503,000 in the third quarter of 1995. Year to date general and administrative costs decreased 16.8% or $290,000 from $1,730,000 in 1994 to $1,440,000 in 1995. Rent and utility costs were down for the year reflecting the restructuring plan results. Also reduced were costs related to investor relations and consulting fees associated with the Company's acquisition program. General and administrative costs were further reduced by personnel reductions taken in 1994 and early 1995.

Depreciation and amortization costs increased $21,000 from $221,000 in the third quarter of 1994 to $242,000 in the third quarter of 1995. Year to date depreciation and amortization costs increased $43,000 from $634,000 in 1994 to $677,000 in 1995. Depreciation expense increased principally due to $694,000 in capital purchases made in the past twelve months.

No research and development costs were incurred in the third quarter of 1995 compared to $11,000 in the third quarter of 1994. Year to date research and development costs decreased $137,000 from $149,000 in 1994 to $12,000 in 1995. Research and development costs in 1994 were solely related to product development efforts required under the terms of the license agreement with IT. Other than minimum funding for consultants in Europe, expenditures by the Company have decreased pending the results from a new pilot testing line to be installed by IT in calendar 1995. Research and development spending should be increasing by the end of the first quarter of 1996.

Net interest expense increased $73,000 from $128,000 in the third quarter of 1994 to $201,000 in the third quarter of 1995. Year to date interest expense increased $260,000 from $325,000 in 1994 to $585,000 in 1995. Higher interest costs were caused by increased debt between the two periods, higher interest expense on all debt with variable interest tied to the rising prime rate and significantly higher short term interest rates associated with the revolving line of credit established in May of 1994.

In the third quarter of 1994, the Company took a charge of $741,000, net of tax effect, against earnings as an unrealized holding loss on its investment in 100,240 shares of common stock of Wilshire Technologies, Inc. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company had classified the shares as available-for-sale and determined that the decrease in fair value was other than temporary.

The Company sustained losses for financial reporting and income tax purposes for both the third quarter and year to date 1994 and 1995. Accordingly, no provision for income taxes, except minimum state franchise taxes, were made.

Net losses for the third quarter of 1995 totaled $531,000 compared to a loss of $170,000 in the third quarter of 1994. Year to date net losses totaled $1,361,000 for 1995 compared to $1,826,000 for 1994. Profits for the quarter were adversely impacted by lower than expected sales, less profitable product mix and higher interest expense partially offset by a $50,000 decrease in operating expenses. Year to date operating expenses have been reduced by $441,000 or 14.3%. Also, while interest expense was up from this same quarter last year, total interest expense decreased $17,000 from the second quarter of 1995 principally due to the extension of a credit agreement with a commercial lender at much improved rates and terms. Year to date profits were further impacted by higher raw material costs. Price increases made effective through the third quarter of 1995 should have a favorable impact for the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

In December, 1994 the Company collected $1,490,000 from Innovative Technologies, Inc. due on notes receivable. In January, 1995 the Company collected an additional $201,000 in interest due on the notes. The funds collected were used to pay down short term debt and other general working capital purposes.

In January 13, 1995 the Company amended the Credit and Security Agreements on a $700,000 line of credit with Dominion Capital, Inc. to substitute as collateral for the note 800,000 shares of IT common stock in place of certain promissory notes due from IT such notes having been paid-in-full in December, 1994. The termination date of the note was extended to January 13, 1996. As of August 31, 1995 the amount owed under the credit line was $450,000. On June 30, 1995, Dominion contributed the line of credit, along with stock and warrants of the Company and securities in other companies to Trilon

Dominion Partners, L.L.C., a limited liability company ("Trilon") in exchange for a Class B non-voting membership interest in Trilon.

On June 30, 1995, AMI renewed a revolving line of credit with a commercial lender for an additional term of twelve months. In addition, the maximum credit was increased to $2,000,000 with a $600,000 sublimit applying to eligible inventory. Borrowings under the line are limited to a percentage of eligible receivables and inventory with a limit of approximately $1,396,000 on August 31, 1995. The balance owed at August 31, 1995 was $1,144,000. Interest on the revolving line was reduced to prime plus 4% and the monthly administrative fee on the inventory portion of the line was reduced to .25%. Covenants were added to the loan agreement requiring AMI to remain cash flow positive for the remainder of fiscal year 1995 and profitable in fiscal year 1996 and thereafter, with no more than one quarter of losses in any year. The amended agreement includes provisions for additional twelve month terms at the discretion of AMI and the lender.

On August 16, 1995 the Company amended and restated two unsecured promissory notes due to a former owner of the predecessor business of Advanced Materials, Inc. The due dates of the promissory notes in the amounts of $265,000 and $200,000 were extended for a period of one year to November 30, 1996 and June 1, 1997 respectively. Interest on the $265,000 note was increased to 10% from 8% per annum; accrued interest of approximately $104,000 will be payable on November 30, 1995 after which payments of interest are due monthly. Other than extending the due date, terms of the $200,000 note remain unchanged with interest of 12% per annum due monthly.

The Company made capital purchases of $441,000 in the first three quarters of 1995. At the end of the third quarter, the Company had no material commitments for capital expenditures.

The Company anticipates that cash from operations, along with existing lines of credit, will supply sufficient working capital for the next twelve months.

                           PART II - OTHER INFORMATION

Item 5.  Other Information

In a transaction reported on a Schedule 13D filed by Dominion Resources, Inc., Dominion Capital, Inc. ("Dominion"), VC Holdings, Inc. and Ronald W. Cantwell dated June 30, 1995, Dominion contributed its ownership of common stock of the Company, including warrants to acquire common stock of the Company and a line of credit, to a limited liability company, Trilon Dominion Partners, L.L.C. (formerly known as Venture Capital Equities, L.L.C.)("Trilon") in exchange for a non-voting Class B membership interest in Trilon. The Operating Agreement for Trilon dated as of June 30, 1995 provides that Trilon may not sell the shares of the Company's common stock contributed by Dominion for less than the agreed fair market value of such shares at the time of their contribution without (except in certain limited circumstances) the consent of Dominion. William J. Hopke, Chairman of the Company's Board of Directors, was formerly Senior Vice President and Treasurer of Dominion is now Executive Vice President and Director of Trilon. In its Schedule 13D filing dated as of June 30, 1995, describing the transaction, Dominion stated that it may be considered to be an indirect beneficial owner of such shares of the Company's common stock, although it disclaims such beneficial ownership.

Item 6.  Exhibits and Reports on Form 8-k

     (a)  Exhibits

          10.1 Amendment #5 dated July 14, 1995 to Loan Agreement dated May 1, 1994 between Concord Growth Corporation and Advanced Materials, Inc.

          10.2 Amended and Restated Promissory Notes dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson.

          10.3 Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity corporation, as Landlord, and Advanced Materials, Inc., as Tenant.

          10.4 Industrial Sublease Agreement executed August 31, 1995 between Advanced Materials, Inc., as Landlord, and Wilshire Technologies, Inc., as Tenant.

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K - None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ADVANCED MATERIALS GROUP, INC.


                                   /s/ J. E. Fullerton
                                   ----------------------------------------
Dated: October 9, 1995             By:  J. E. Fullerton
                                   Vice President and Controller
                                   (Principal Accounting Officer)