Form 10KSB
period 1995-11-30
ADVANCED MATERIALS GROUP INC
filed 1996-02-28
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE TRANSITION PERIOD FROM                  TO                  .

                          COMMISSION FILE NO. 0-16401
                            ------------------------
                         ADVANCED MATERIALS GROUP, INC.
                 (Name of small business issuer in its charter)

            NEVADA                  33-0215295
(State or other jurisdiction of  (I.R.S. Employer
incorporation or organization)    Identification
                                       No.)

20211 S. Susana Road, Rancho Dominguez, California                         90221
       (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:  (310) 537-5444

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                (Title of Class)
                            ------------------------

    Check  whether the  issuer: (1)  filed all reports  required to  be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No
___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were $14,728,000. The aggregate market value of the voting stock held by non-affiliates of the issuer on February 21, 1996 was $4,015,792. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 10,437,996 on February 21, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1)  Proxy Statement for Stockholder Meeting to be held on May 8, 1996:  Part
III.

Transitional Small Business Disclosure Format (check one):    Yes ___  No _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    Advanced Materials Group, Inc. (the "Company"), through its subsidiaries and division, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is a forty year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. The Company's Condor Utility Products, Inc. ("Condor") subsidiary produces specialized systems for mixing and dispensing multi-component chemicals which, when combined, form sealants that are sold to end-users, chemical manufacturers and repackagers for use in the telecommunications and power utility industries. The Company's Performance Polymer Division plans to manufacture and market a hydrophilic polymer developed by Innovative Technologies, Ltd. ("IT"). In 1993 the Company purchased a 25.1% equity interest in IT and obtained an exclusive worldwide license to manufacture and sell the polymer, assuming satisfactory results are obtained in testing the product, as a waterproof/breathable fabric coating for products such as rain gear, sports apparel, tents and medical and clean room garments. The Company's interest in IT was later reduced by dilution to 12.3% and converted into a like interest in Innovative Technologies Group, plc ("IT Group"). In January, 1996, the Company sold a portion of its interest in IT Group, reducing its holdings to 11.1%.

    The Company, which was formerly known as Far West Ventures, Inc., was incorporated in Nevada in October, 1986. After acquiring an equity interest in a computer training company and subsequently distributing such interest to its stockholders as a dividend in January 1990, the Company became inactive. The Company remained inactive until April, 1993, when it acquired AM. AM had previously been formed as a California corporation in August, 1992 for the purpose of acquiring the assets of the industrial foam products division of Wilshire Technologies, Inc. ("WTI"). The assets acquired by AM constituted a portion of the business and assets previously acquired by WTI from Wilshire Foam Products, Inc. in November, 1990.

    The Company's principal executive offices are located at 20211 S. Susana Road, Rancho Dominguez, California 90221, and its telephone number is (310) 537-5444.

ACQUISITIONS

    In November, 1992, AM acquired the industrial foam products division of WTI for aggregate consideration of approximately $5,971,000, including the assumption of approximately $3,971,000 of certain liabilities of WTI related to its industrial foam products division. As part of the purchase price, AM issued its secured subordinated promissory note to WTI in the amount of $1,000,000 (the "AM Note"). Interest on the AM Note at the rate of 2% over prime is due and payable quarterly and the principal amount is due and payable on December 3, 1997. The AM Note is secured by all of the assets of AM other than inventory and accounts receivable. Certain liabilities, such as product and environmental liabilities, were expressly not assumed by AM. WTI has agreed to indemnify AM with respect to all such unassumed liabilities. In addition, AM assumed the obligations of WTI under leases of facilities in Dallas, Texas and Carson, California occupied by the industrial foam products division, and subleased approximately one-half of the Dallas facility to WTI at cost which approximated the market rate.

    In April, 1993, AM effected a reverse acquisition of the Company (formerly known as Far West Ventures, Inc.). In connection with the transaction, the Company issued 5,030,160 shares of its Common Stock to the stockholders of AM. In addition, the Company granted options to purchase

440,000 shares of its Common Stock at a price of $.30 per share to existing holders of options to purchase 440,000 shares of Common Stock of AM at a price of $.30 per share (the "AM Options") in exchange for the transfer of the AM Options to the Company.

    In August, 1993, the Company purchased a 25.1% equity interest in IT and a loan to IT of approximately $737,000 from Cedar Investments Ltd. for aggregate consideration of approximately $2,175,000. Following a subsequent rights offering, a private placement and IT's flotation on the Unlisted Securities Market on the London Stock Exchange, the Company's interest in IT was reduced to approximately 12.3% and converted in a restructuring into a like interest in IT Group. Subsequently, in January, 1996, the Company sold 250,000 of its shares in IT Group, reducing its holdings in IT Group to 11.1%. The Company has also loaned approximately $750,000 to IT to fund a special development project which is not expected to be related to the Company's products. In addition, the Company obtained an exclusive worldwide license from IT to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes developed by IT in consideration of an initial license fee payment of approximately $338,000, one-half of which has been paid and the other half of which is due within 30 days after the date on which the first licensed product is sold in commercial quantities or the date which is six months after delivery by IT to the Company of know-how necessary to manufacture the first licensed product, whichever date occurs first.

    In August, 1993, the Company purchased a 10% equity interest in Time Release Sciences, Inc., a New York corporation ("Time Release") for $256,000 cash. Time Release is a manufacturer of proprietary hydrophilic polyurethane foams (i.e., foams with an ability to absorb water based fluids), which are sold through authorized fabricators and distributors. Due to legal and operating problems of Time Release, the Company in December, 1995, sold its shares of Time Release to another shareholder of such company for $32,000.

    In October, 1993, the Company acquired all of the outstanding stock of Condor for aggregate consideration of $1,025,000, payable $640,876 in cash and the issuance of 55,975 shares of the Company's Common Stock. The Company also agreed to pay additional consideration to the sellers based upon Condor achieving specified levels of profit for calendar years 1993, 1994 and 1995. No additional consideration was payable to the sellers for calendar years 1994 and 1995 because Condor failed to achieve the specified minimum amount of profit for such calendar years. The Company assumed all of the obligations of Condor (other than federal income tax liabilities) which amounted to approximately $207,000 as of the closing date.

    On November 23, 1993, AM purchased from WTI certain assets of WTI's OEM Medical Products Division that had been used in connection with the private label manufacturing of products for medical accounts. These products include electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty foam products. Many of these products were being manufactured by AM for sale to WTI and ultimate resale to medical accounts. The aggregate purchase price was $2,300,000 plus the assumption of liabilities under certain executory contracts in the approximate amount of $21,000. The purchase price was paid by delivery of AM's secured promissory note in the amount of $1,550,000 which was due and payable 45 days after closing, and the amendment and restatement of the AM Note to increase the principal amount thereof from $1,000,000 to $1,750,000. AM also agreed to purchase related finished goods, tools and drawings for an aggregate purchase price of $555,000, which represented the full retail value of such products. In addition, AM agreed to pay up to an additional $500,000 to WTI based on sales of such medical supply products in AM's first two fiscal quarters of 1994. However, no additional consideration was payable to WTI based on such sales. On February 26, 1994, AM paid $575,000 of its $1,550,000 note to WTI and Wilshire extended the due date to March 31, 1994. On March 25, 1994, AM paid the balance of the note in full. AM borrowed $787,616 of the funds used to pay AM's $1,550,000 note to WTI from Michael W. Crow, at the time an officer and director of the Company.

BUSINESS STRATEGY

    The Company's objective is to become a leading supplier of specialty polymeric and advanced materials in both domestic and foreign markets. Polymers are synthetic chemical structures used in a variety of configurations and products. The worldwide market for specialty industrial products used as components in industrial products is substantial. Management believes that manufacturers are increasingly recognizing the value in conserving or reallocating their resources by outsourcing the specialty components of their products. The Company is positioning itself to benefit from this trend. In the near term (at least through fiscal 1996), the Company will focus on Condor's new adhesives line (see "Description of Business -- Condor Utility Products") and on attempting to increase revenue and profitability from existing products and customer base and identified prospects.

    The Company's long-term strategy has included such elements as adding additional fabricating plants in the Northwest and Southwest regions of the United States, which the Company cannot now effectively serve, and penetrating the foreign marketplace by establishing fabrication plants in such areas as Malaysia, Mexico and Europe. These elements remain part of the Company's long-term strategy, although cash flow constraints and a decline in the Company's stock price (affecting its ability to use stock as consideration in acquisitions) have prevented the Company from realizing the strategy in fiscal 1995, and most elements of its long term strategy are unlikely to be pursued in fiscal 1996.

PRODUCTS

    The Company's AM subsidiary manufactures a variety of specialty materials including foams, foils, films and adhesive composites, into components and finished products for the automotive, electronics, medical and consumer products markets. These products include insulators used in automobile air conditioners, inking felts used in printers, water and dust seals for automobiles, computers, printers and HVAC systems, foam filters for trucks, computers and electrical humidifiers, sound attenuation foam for printers, and foam/fabric composites for cushions and padding in helmets, soft luggage and other consumer products. All of these products are designed and produced to meet the specifications of each customer. AM typically provides no warranty for its products other than compliance with specifications at the time of delivery.

    On November 23, 1993, AM purchased certain assets of the OEM Medical Products Division of Wilshire Technologies, Inc. ("WTI") that had been used in connection with the private label manufacturing of products for medical accounts. These products include electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty foam products. Many of these products were previously manufactured by AM for WTI.

    AM currently maintains product liability insurance in the amount of $1,000,000, with excess umbrella coverage in the amount of $10,000,000. Although no product liability claims have been made to date, there can be no assurance that any such claims will not be made in the future in excess of such limits or that any such claims, if successful and in excess of such limits, will not have a material adverse effect on AM's assets and its ability to conduct its business.

    The Company's Condor subsidiary produces a line of products used for mixing and dispensing multicomponent chemicals which, when combined, form sealants. These products are sold primarily to the telecommunications and power utility industry for use in sealing ducts containing telephone and power lines.

    All of the products produced by AM are manufactured to specifications furnished by its customers. Accordingly, the Company does not engage in research and development of new products. The Company has, however, acquired new and advanced equipment, an example of which is impulse sealing equipment for making foam/non-woven filters, in order to maintain production capabilities consistent with its customers' specifications.

MANUFACTURING

    AM currently has three fabrication facilities located in Rancho Dominguez, California, Dallas, Texas and Portland, Oregon. The Rancho Dominguez facility is approximately 56,000 square feet, the Dallas facility is approximately 65,000 square feet and the Portland facility is approximately 28,500 square feet. The three current facilities serve different geographical markets. The Rancho Dominguez and Portland facilities service a region consisting of the Western United States, Northwestern Mexico and the Pacific Rim area. The Dallas facility primarily services customers in the Southwest United States and the central and northeast border area of Mexico. The Rancho Dominguez and Dallas facilities have substantially the same equipment. The Rancho Dominguez facility also has additional equipment such as a flame laminator, a vacuum former and a heat embosser. A substantial amount of the equipment has been designed and constructed by AM. The Rancho Dominguez and Dallas facilities each maintain a separate sales and production staff, while administration and purchasing are centralized in the Rancho Dominguez facility.

    AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermomolding, vacuumforming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermomolding is a process which involves heating a foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM currently produces backpack components and display cases using its thermomolding equipment. Vacuumforming is a process which involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM currently produces automotive air conditioner insulators and computer mousepad components with its vacuumforming equipment. Flame lamination is a process which involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface and as the foam surface cools it forms a "glue" layer to the fabric. AM installed a new custom flame laminator in April, 1993, which is currently being used by AM to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process which involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM currently produces caulking and sealing foam tape using this process. Die cutting is a process which involves the use of a match tool die in a hydraulic press to cut material. AM currently produces a variety of products such as electrosurgical pads, EKG pads, diagnostic swabs and artificial fingernail adhesive tabs with its die cutting equipment. Slitting is a process which uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

    AM is able to produce a variety of products for different markets by using the same fabrication techniques with different materials. For example, using its slitter, pressure sensitive laminator and die cutter equipment in sequence, AM can produce a variety of products, such as sound attenuation devices for computer printers, gaskets for hard disk drives, water seals for automotive air conditioners, inking pads and nail files. Using its slitter, flame laminating and thermomolding equipment in sequence, AM can produce other products such as padding for helmets, mouse pads for computers, sunglass frames, holsters and back support belts.

    In addition to fabricating polyurethane and polyethylene foam, AM fabricates other materials used in combination with foam such as fabrics, pressure sensitive adhesives and foils. AM also fabricates plastic films, pressure sensitive adhesives and other materials not in combination with foam. This capability enables AM to minimize its dependence on market sectors which may be cyclical in nature.

    AM manufactures its products for its industrial customers pursuant to customer purchase orders, most of which provide for multiple shipping release dates. This enables AM to plan raw material purchases and production scheduling. For its largest accounts, AM will produce a two to four week supply of products and stock them for quick delivery.

QUALITY CONTROL

    AM maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Texas Instruments, Hewlett Packard, Northrop, McDonnell Douglas, Nippondenso, Calsonic and a number of other major customers. AM also maintains procedures for conducting quality compliance surveys of its major suppliers. AM has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. AM has implemented systems for statistical process control which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

SUPPLIERS

    AM purchases raw materials primarily consisting of polyurethane foam, crosslinked polyolefin foams and pressure sensitive adhesives. Polyurethane foam accounted for approximately 48% of the raw materials purchased by AM in fiscal 1995. The Company's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 1995 and 1994 supplied approximately 39% and 17%, respectively, of AM's raw materials' requirement. One other supplier accounted for raw material purchases of 20% and 17%, respectively, of AM's total raw material purchases for the years ended November 30, 1995 and 1994.

    AM is an authorized fabricating distributor of a number of raw material suppliers, including Foamex, Voltek, Avery Dennison (pressure sensitive adhesives), Zotefoam (crosslinked polyethylenes) and Ensolite (vinyl foam). Management believes that these supply arrangements, many of which have been active for 25 years or more, provide AM with a diverse mix of raw materials at the best available prices. AM purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to AM could adversely affect AM's ability to manufacture and deliver products on a timely and competitive basis. AM purchases its raw materials on standard credit terms and considers its relationship with its suppliers to be good.

    Management believes that the loss of either Foamex or Voltek as a major supplier of foam would not have a materially adverse effect on AM's business in the long term because other suppliers of foam could be relied upon to meet AM's requirements at a comparable cost. However, the loss of either Foamex or Voltek would have a materially adverse effect on AM's business in the short term (approximately three months). Management believes that the loss of any other supplier would not have a material adverse effect on AM.

MARKETING AND SALES

    AM's products are marketed and sold primarily to major divisions of large industrial customers, many of whom are industry leaders whose products have significant market share. All of AM's products are components or finished products manufactured to order for its industrial customers. The customer's purchase decision often involves the engineering, manufacturing and purchasing groups within the customer's management.

    Sales in the United States are made on a direct basis by AM's eight full-time salesmen. Five salesmen are in the field and three salesmen provide inside sales support. The five field salesmen receive a base salary plus a commission and the three inside salesmen receive a salary. Approximately 95% of AM's sales are made in the United States.

    AM also currently does business in a number of foreign countries including Singapore, Mexico, Taiwan, Japan, Thailand and Israel. Foreign sales, which account for approximately 5% of total 1995 sales, are made on a direct basis and through sales agents who receive commissions. In Mexico, an AM bilingual sales representative has been attempting to expand the market for AM's products, and opportunities for corporate partnering are being explored.

    AM relies primarily upon referrals by its customers and vendors and the activities of its salesmen for new business. AM advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AM also participates in industrial design and engineering trade shows as a means of marketing its products.

BACKLOG

    AM manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At November 30, 1995 and 1994, AM's backlog of orders believed to be firm was approximately $5,326,000 and $6,368,000, respectively.

CUSTOMERS

    AM sells to industrial OEM customers, distributors and end-users primarily in the Western, Southwestern and Southeastern regions of the United States. AM's major customers for each of the last two fiscal years provided the following percentages of gross revenues:

                                                               FISCAL YEAR
                                                              ENDED NOVEMBER
                                                                   30,
                                                              --------------
                                                              1994     1995
                                                              -----   ------

Hewlett Packard.............................................   8.5%    12.6%
Wilshire Technologies, Inc..................................   8.0%     5.7%
Ethicon Endo Surgery........................................   6.5%     4.2%
Baxter Healthcare...........................................   6.3%     5.1%
Calsonic....................................................   5.1%     2.8%
Nippondenso.................................................   5.1%     5.1%

    AM generally sells its products pursuant to customer purchase orders. There can be no assurance that any such customers will continue to purchase products from AM in the future. These customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence upon one market sector. While AM has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could have an adverse effect on AM's business.

    AM's other customers include U.S. Divers, Andrews, Calhac, Bianchi, Mattel, Maxell and Poulan, plus approximately 300 other customers. None of these additional customers provides a significant percentage of AM's gross revenues.

    AM's prices are competitive with other fabricators of custom materials. AM sales are typically made on terms which require payment of the net amount due in 30 days.

LICENSES AND PROPRIETARY RIGHTS; NEW PRODUCT

    None of AM's current manufacturing processes are protected by patents. AM relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

    The Company has obtained an exclusive worldwide license from IT to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes developed by IT. As indicated below, such polymers and processes are presently undergoing testing to determine their efficacy. The licensed products include waterproof/breathable fabrics, leather substitutes, barrier coatings, controlled release materials and water soluble bags, but do not include gloves for use in any medical or clean room application, medical devices for use in the medical field or apparel for use in the areas of nuclear, biological or chemical warfare. The initial product under this license which the Company has determined to manufacture and sell, subject to the outcome of product and process testing, is a waterproof/breathable coating for fabrics. Although the waterproof/breathable fabric industry is intensely competitive, the Company believes that its new coating product can compete if the new coating affords improved breathability compared to existing waterproof/breathable fabric coatings at a competitive price. The Company's Performance Polymer Division is engaged in product testing, market research and feasibility studies in preparation for the commercialization of this product. The Company is unable to predict when, if ever, such new product will be commercialized. In the past two years the Company has spent approximately $185,000 on research and development activities, primarily in connection with the proprietary polymers and processes originally developed by IT. Such costs have generally been absorbed by the Company, rather than passed on to customers.

    The Company is required to make an initial license fee payment to IT of approximately $338,000, half of which has been paid and the other half of which is due within 30 days after the date on which the initial licensed product is sold in commercial quantities or the date which is six months after delivery by IT to the Company of know-how necessary to manufacture the initial licensed product, whichever date occurs first. The Company is also required to prepare and provide IT with a business plan containing marketing and other information relating to the initial licensed product which must be approved by IT and updated annually by mutual consent.

    The Company is required to use its best efforts to sell the initial licensed product, and IT has the right to terminate the exclusive right of the Company as to such product if no sales have been made within 12 months after IT delivers know-how or if the level of sales after 3 years is less than contemplated by the business plan. The Company must pay IT a royalty of 5% of all sales up to $2,000,000, 4% of all sales between $2,000,000 and $4,000,000 and 3% of all sales in excess of $4,000,000. In order to maintain exclusive rights, the Company must make minimum annual royalty payments to IT in an agreed upon amount in accordance with a schedule which forms a part of the business plan. The Company has not completed the business plan for the initial product as of the date of this report.

    If the Company and IT agree to develop other licensed products utilizing IT's proprietary polymers and processes, the Company must prepare and provide to IT for its approval a business plan related to such additional products, and must comply with the above-described provisions of the license agreement regarding sales of such products and payment of royalties to IT. The term of the license is ten years unless earlier terminated in the event of default. The Company does not have the right to grant sublicenses without the prior approval of IT.

COMPETITION

    The custom materials fabrication industry in which AM competes is highly competitive. This industry is generally characterized by high barriers to entry and fragmented competition. Barriers to entry are high because most of the products must be produced by customized, proprietary equipment which is designed and/or built in-house and cannot be produced with standard equipment. Most of the Company's competitors are small, privately held companies which generally specialize in only one product or process. Three of the Company's principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Foam Molders. AM competes primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products.

    Current competitors or new market entrants could introduce new or enhanced products with features which render AM's products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AM to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry. There can be no assurance that AM will be able to keep pace with the technological demands of the market place or successfully develop new products which are in demand by the industry.

GOVERNMENT REGULATION

    The manufacture of certain products by AM and Condor requires the purchase and use of chemicals and other materials which are or may be classified as hazardous substances. The Company and its subsidiaries do not maintain environmental impairment insurance. There can be no assurance that the Company and its subsidiaries will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

    The Company and its AM and Condor subsidiaries are subject to regulations administered by the United States Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with federal and state authorities. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

    The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is governed by the law which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believes that their manufacturing activities are in substantial compliance with all material Federal and state laws and regulations governing their respective operations. Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs which could be substantial. There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable laws and regulations.

    Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act, are also applicable to the Company and its subsidiaries. The Company believes it and its subsidiaries are in substantial compliance with all material Federal, state and local laws and regulations regarding safe working conditions.

CONDOR UTILITY PRODUCTS

    The Company's Condor subsidiary produces a line of molded plastic products used for mixing and dispensing two chemical components which, when combined, form sealants. Condor's products include dual syringe-style cartridges and mixing nozzles. Many of these products are designed for one time use and are disposable. The products are sold primarily to the telecommunications and power utility industries and are used for such purposes as sealing duct systems containing telephone or power lines against water, debris, vapor and vermin. Condor has a production facility located in Stockton, California which is approximately 8,000 square feet. Condor currently operates one full shift five days per week. Management believes this capacity is adequate for current needs and a significant amount of expansion.

    Condor uses a variety of plastic component parts in its products. Most of these components are produced for Condor by subcontractors utilizing injection molds and tools designed and owned by Condor. The chemicals used in Condor's products are purchased by Condor in drums from chemical manufacturers. Condor assembles its products from the component parts, fills each dispenser with the proper chemicals, and kits the filled dispensers with various ancillary parts such as dispensing nozzles, protective eyeware and protective gloves. The kits are then packaged and delivered to Condor's domestic and foreign customers.

    Condor manufactures its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At November 30, 1995, Condor's backlog of orders believed to be firm was approximately $10,000.

    Condor markets its products to the telecommunications and power utility industries through a network of sales representatives in North America and a number of foreign countries including Mexico and England. The sales representatives receive commissions. Condor's customers are primarily in the telecommunications and power utility business. Major customers for Condor's sealants include Bell South, Ameritech, Southwestern Bell, United Telephone, Chilean Telephone and De Telephone de Mexico. The electronics and aerospace industries have been identified by Condor as future target markets for a new line of adhesive products which Condor has developed and is introducing in 1996. Condor believes that a direct sales force would be required to market its products to customers in these industries.

    The market in which Condor competes is competitive. Condor competes against one large competitor, Courtaulds Aerospace, which has substantially greater financial, marketing, personnel and other resources than Condor, and three smaller competitors which supply only small segments of the market. Condor competes primarily on the basis of the quality and utility of its products rather than on the basis of price.

EMPLOYEES

    As of January 31, 1996, the Company and its AM subsidiary had approximately 70 full-time employees, of whom approximately 38 were located at AM's Rancho Dominguez, California facility, approximately 25 were located at AM's Dallas, Texas facility, and 6 were located at AM's Portland, Oregon facility. Of AM's full-time employees, approximately 50 are employed in manufacturing, 9 are in sales, 2 perform clerical functions and 9 perform administrative functions. AM also utilizes the services of contract workers as needed from time to time in its manufacturing operations.

    As of January 31, 1996, Condor had 8 full-time employees. Of Condor's full-time employees, 5 are employed in assembly, 1 is in sales, and 2 perform administrative functions.

    The   Company's  Performance  Polymer  Division  utilizes  the  services  of consultants as needed in product development and business planning activities.

    None of the employees of the Company or its subsidiaries are presently represented by a labor union, and management considers the relationship of the Company and its subsidiaries with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

    The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California, approximately 65,000 square feet of manufacturing and office space in Dallas, Texas and approximately 28,500 square feet of manufacturing and office space in Portland, Oregon. The Company pays rent of approximately $14,333 per month under its Rancho Dominguez lease, approximately $27,500 per month under its Dallas lease and approximately $10,000 per month under its Portland lease. The Company has subleased approximately 35,000 square feet of its Dallas facility to WTI for approximately $9,075 per month. The Rancho Dominguez lease expires in November, 1999, the Dallas lease expires in November, 2000 and the Portland lease expires in February, 1997.

    The Company's Condor subsidiary leases 8,000 square feet of manufacturing and office space in Stockton, California. Condor pays rent of approximately $3,000 per month under the lease which expires in July, 1996.

ITEM 3.  LEGAL PROCEEDINGS.

    On January 23, 1996, a settlement was approved by the court in the previously disclosed class action suit against WTI, Michael Crow, the Company and others, pursuant to which an amount of cash is to be paid on behalf of Michael Crow and Peter Kuebler, former Chief Financial Officer of WTI, and

Crow will contribute 800,000 shares of the Company's common stock to the plaintiffs. The Company's obligations under the settlement are limited solely to providing the necessary notices to its transfer agent with respect to the transfer by Crow of the Company's common stock.

    The Company's Condor subsidiary has been named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. Plaintiffs alleged that Condor breached a supply contract by obtaining various molds from a competing supplier, and were seeking damages therefor. Plaintiffs were also seeking damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner (and current President). Condor filed a cross-complaint alleging that plaintiffs breached the contract. Plaintiffs received a nonbinding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. The Company has been indemnified against any liability relating to the lawsuit by the former owners of Condor.

    Subsequently, Condor received notice from an attorney representing Vern and Shirley Auten of an alleged infringement by Condor of a patent allegedly held by the Autens. Condor has moved for declaratory relief in the United States District Court for the Eastern District of California, and on July 17, 1994, the Autens counterclaimed against Condor and the Company for an unspecified amount of damages for the alleged patent infringement, and have counterclaimed against Condor alleging an unspecified amount of damages for the breach of contract and intentional infliction of emotional distress claims that were the subject of the state court actions. The state court actions have been stayed. Condor and the Company believe the Autens' claim to be without merit and intend to vigorously defend against the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock has traded on The Nasdaq Small-Cap Stock Market ("NASDAQ") under the symbol ADMG since June 23, 1993. The high and low bid prices for the common stock for the past two fiscal years as reported by NASDAQ are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

FISCAL 1995               HIGH      LOW       FISCAL 1994               HIGH      LOW
----------------------  --------  --------    ----------------------  --------  --------
Fourth Quarter........  $  29/32  $   5/16    Fourth Quarter........  $  15/16  $  11/16
Third Quarter.........  $ 1 5/16  $  13/32    Third Quarter.........  $  2 1/2  $  15/16
Second Quarter........  $    1/2  $    1/4    Second Quarter........  $  3 1/8  $ 1 9/16
First Quarter.........  $  27/32  $    3/8    First Quarter.........  $  4 7/8  $  2 1/2

    There are approximately 774 stockholders of record as of February 21, 1996.

    The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

    The Company, through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, AM, is a forty year old business that converts specialty foams, foils, films and adhesive composites into components and finished products such as printer inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads, electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty foam products. The Company's Condor subsidiary produces custom packaging systems for single and multi-component adhesives, coatings and sealants which are sold to end-users, chemical manufacturers and repackagers for use in a variety of industrial applications. The Company owns a 11.1% equity interest in IT Group and has an exclusive worldwide license to manufacture and, subject to product testing, sell products made from a hydrophilic polymer developed by IT.

    In December, 1994 AM completed the restructuring plan announced in the fourth quarter of 1993 by vacating its manufacturing plant in Carson, California and relocating its California manufacturing operations into a 56,000 square foot building in Rancho Dominguez, California.

    In a transaction reported on a Schedule 13D filed by Dominion Resources, Inc., Dominion Capital, Inc. ("Dominion"), VC Holdings, Inc. and Ronald W. Cantwell dated June 30, 1995, Dominion contributed its ownership of common stock of the Company, including warrants to acquire common stock of the Company and a line of credit, to a limited liability company, Trilon Dominion Partners, L.L.C. (formerly known as Venture Capital Equities, L.L.C.)("Trilon") in exchange for a non-voting Class B membership interest in Trilon. William J. Hopke, Chairman of the Company's Board of Directors, was formerly Senior Vice President and Treasurer of Dominion is now Executive Vice President and Director of Trilon. On December 22, 1995, Trilon purchased an additional 1,260,807 shares of the Company's common stock and increased the amount of the line of credit from $700,000 to $1 million. The Company, on January 4, 1996, filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting a change of control of the Company.

    On January 30, 1996, the Company sold 250,000 shares of common stock of IT Group for an aggregate price of $402,572, thereby reducing its holdings in such company to 11.1%. These funds are intended to support the growth anticipated at the Company's Condor subsidiary as it introduces a new adhesive line and to fund working capital needs as the Company ramps up purchases of raw materials for new projects. Certain known variables affecting the Company's financial condition are raw material pricing, which the Company anticipates stabilizing in 1996, and competition, which the Company sees as neither stronger nor weaker in fiscal 1996 as compared to the prior fiscal year.

    The Company has not received any notice of investigation, claim or proceeding relating to product or environmental liability nor is the Company aware of any product or environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

RESULTS OF OPERATIONS

    1994 COMPARED TO 1995

    Comparative financial information shown for 1994 has been adjusted to give retroactive effect to a 1994 fourth quarter adjustment wherein the amortized discount on certain deferred compensation due to the former owners of AM has been classified from amortization expense to interest expense.

    Net sales increased $287,000 or 2.0% from $14,441,000 in 1994 to $14,728,000 in 1995. Increased sales from high tech industrial, automotive and traditional fabrication product lines through new product development were offset by declines in contamination control and OEM medical products caused by both reduced market demand and customer efforts to work down excess inventories in the second half of the year. The Company cannot determine whether the decline in contamination control business is permanent, but believes the decline in OEM medical product business to be temporary.

    Gross profit for 1995 decreased $667,000 or 23.4% from $2,855,000 in 1994 to $2,188,000 in 1995. 1995 gross profit decreased due to higher raw material costs and a shift in product mix to less profitable lines. Prices for base raw materials increased 12% to 36% during the year continuing a trend first experienced in the second half of 1994. The range reflects different circumstances for each type of raw material but includes a tightening of supply capacity and acute allocation of base chemicals. Historically, the Company's results in passing through cost increases to the existing customer base has been only partially successful because of competitive reactions. However the Company has focused efforts to bring customer pricing into line with current costs. Recent efforts have produced increases averaging 5 to 6 percent with a minimal loss of sales. The Company also experienced productivity declines in January, 1995 due to flooded conditions while moving the California facility.

    Marketing and selling costs decreased $35,000 or 4.7% from $742,000 in 1994 to $707,000 in 1995. Cost cutting initiatives included combining job duties and reducing headcount in an effort to increase efficiency by reducing costs while maintaining customer service at optimum levels.

    General and administrative costs decreased 16.9% or $407,000 from $2,413,000 in 1994 to $2,006,000 in 1995. Decreased costs included costs related to public/investor relations, consulting fees associated with the Company's acquisition program and personnel reductions in 1994 and early 1995. These reductions were partially offset by increased legal fees relating primarily to the class action suit that was settled in January, 1996, and to the suit by and against Vern and Shirley Auten, which is expected to go to trial during fiscal 1996.

    Depreciation and amortization costs increased $133,000 from $804,000 in 1994 to $937,000 in 1995. Depreciation expense increased principally due to capital spending in 1994 and 1995. Capital expenditures are expected to remain steady in fiscal 1996.

    In 1995, the Company assessed the recoverability of its goodwill balances by determining whether the goodwill could be recovered through projected undiscounted cash flows. The Company determined that a portion of its goodwill, having been measured against projected undiscounted cash flows, was impaired and a charge to operations was made in the amount of $719,000. The remaining goodwill of $2,783,000 is not considered impaired.

    Research and development costs decreased $161,000 from $173,000 in 1994 to $12,000 in 1995. Research and development costs in 1994 were solely related to product development efforts for the waterproof breatheable fabric project with IT. Other than minimum funding for consultants in Europe, expenditures by the Company have decreased pending the results from a new pilot testing line recently installed by IT. Tests are expected to continue through the spring of 1996.

    Interest expense increased $307,000 from $476,000 in 1994 to $783,000 in 1995. Higher interest costs were caused by increased debt between the two periods, higher interest expense on all debt with variable interest tied to the prime rate and significantly higher short term interest rates associated with the revolving line of credit established in May of 1994. Borrowing was used to pay increased legal costs, tooling costs for the Company's Condor subsidiary and working capital needs due to a reduction in the Company's overall gross margin.

    In 1994, the Company took a charge of $742,000, net of tax effect, against earnings as an unrealized holding loss on its investment in 100,240 shares of common stock of Wilshire Technologies, Inc. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company had classified the shares as available-for-sale and determined that the decrease in fair value was other than temporary.

    In 1994, the Company, after considering operating and legal problems experienced by Time Release Sciences, determined that the value of its investment in that company had been permanently impaired and recorded a loss of $256,000. Subsequent to the end of the fiscal year, in December, 1995, the Company sold its equity investment in Time Release Sciences to a shareholder of that company for $32,000.

    The Company sustained losses for financial reporting and income tax purposes for both 1994 and 1995. Accordingly, no provision for income taxes, except minimum state franchise taxes, were made. As of November 30, 1995, the Company has net operating loss carryforwards for federal and state purposes of approximately $6,011,000 and $2,113,000, respectively, which expire in varying amounts annually through 2010.
    Net losses totaled $2,979,000 for 1995 compared to $2,756,000 for 1994. Net profits were adversely impacted by less profitable product mix, higher raw material prices, a write-down of excess goodwill and higher interest expense. Excluding the write-down of goodwill, operating expenses as a whole declined $470,000 or 11.4% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    In 1995, the Company used $1,314,000 in cash to fund operating activities. A loss of $2,979,000 was partially offset by non cash items consisting of depreciation and amortization of $937,000, a write-down off goodwill of $719,000 and amortized interest expense related to deferred compensation of $158,000. Trade and affiliate accounts receivable declined $350,000 in 1995 while prepaid expenses and other declined $55,000. Accounts payable and accrued liabilities increased $544,000 while inventories increased $10,000.

    The Company had net cash flows from investing activities of $1,349,000. In 1995 the Company collected $1,490,000 from IT due on notes receivable. The Company collected $299,000 in other accounts receivable, including $201,000 in interest due on the IT notes. The funds collected from IT on notes and for interest were used to pay down short term debt and other general working capital purposes. The Company made purchases of equipment and machines totaling $422,000 in 1995.

    The Company used $19,000 in cash for financing activities in 1995, including $59,000 in connection with the registration of certain shares of common stock previously issued. The Company's net borrowing under its lines of credit and other debt increased $227,000 while payments on debt totaled $68,000. The
Company made $52,000 in payments on capital lease obligations and $67,000 in payments of deferred compensation.

    In January 13, 1995 the Company amended the Credit and Security Agreement on a $700,000 line of credit with Dominion to substitute as collateral for the note 800,000 shares of IT common stock in place of certain promissory notes due from IT such notes having been paid-in-full in December, 1994. The termination date of the note was extended to January 13, 1996. As noted earlier, on June 30, 1995, Dominion contributed the line of credit, along with stock and warrants of the Company and securities in other companies, to Trilon in exchange for a Class B non-voting membership interest in Trilon.

    Subsequent to the end the fiscal year, on December 22, 1995, the Company again amended the Credit and Security Agreement on the $700,000 line of credit with Dominion to substitute Trilon as the Lender, increased the lending limit on the line to $1,000,000 from $700,000, increased the interest rate to prime plus 1% from prime plus 5% and increased the collateral from 800,000 shares of IT common stock to 1,000,000 shares of IT common stock. The termination date of the credit line was extended to the earlier of (1) the closing of a single financing involving the sale of equities of the Company exceeding $5,000,000, or (2) June 30, 1997. As of January 17, 1996 the amount outstanding under the credit line was $700,000. In relation to the amendment of the Credit and Security Agreement, the Company issued a warrant to Trilon exercisable for 60,000 shares at an exercise price of $.75 expiring on December 22, 2000 and a warrant to acquire 30,000 shares, exercisable in the event of a failure to pay the principal amount of the line of credit on or before June 30, 1997, at an exercise price equal to the fair market value of the Company's common stock at such time.

    On June 30, 1995, AM renewed a revolving line of credit with a commercial lender for an additional term of twelve months. In addition, the maximum credit was increased to $2,000,000 with a $600,000 sublimit applying to eligible inventory. Borrowings under the line are limited to a percentage of eligible receivables and inventory with a limit of approximately $1,390,000 on January 17, 1996. The balance owed at January 17, 1996 was $1,305,000. Interest on the revolving line was reduced to prime plus 4% and the monthly administrative fee on the inventory portion of the line was reduced to .25%. Covenants were added to the loan agreement requiring AM to remain cash flow positive for the remainder of fiscal year 1995 and profitable in fiscal year 1996 and thereafter, with no more than one quarter of losses in any year. The amended agreement includes provisions for additional twelve month terms at the discretion of AM and the lender.

    On August 16, 1995 the Company amended and restated two unsecured promissory notes due to a former owner of the predecessor business of AM. The due dates of the promissory notes in the amounts of $265,000 and $200,000 were extended for a period of one year to November 30, 1996 and June 1, 1997 respectively. Interest on the $265,000 note was increased to 10% from 8% per annum; accrued interest of approximately $104,000 was paid December 21, 1995 after which payments of interest are due monthly. Other than extending the due date, terms of the $200,000 note remain unchanged with interest of 12% per annum due monthly.

    On August 31, 1995 AM executed an agreement with its current landlord extending the lease of its manufacturing facility in Dallas, Texas for a period of five years effective December 1, 1995 and ending December 1, 2000. The lease calls for rental payments of $330,000 per year plus certain excess costs as defined in the agreement. The lease contains a renewal option for one additional five year term. The lease also contains three one year options for the reduction of up to one third of the leased area if WTI fails to exercise any of the renewal options of their sublease or upon termination of the sublease at the end of its term as described below.

    Concurrent with the execution of the facility lease in Texas, AM as landlord entered into an agreement with WTI as tenant to continue their sublease of approximately one-third of the Texas facility for a period of one year effective December 1, 1995 and ending November 30, 1996. The sublease calls for rental payments of $108,900 per year plus certain excess costs as defined in the agreement. The sublease calls for two one year renewal options.

    Subsequent to the end of the year, on December 22, 1995, Trilon purchased from the Company 1,260,807 newly issued shares of its common stock plus warrants to acquire and additional 30,000 shares, at an exercise price of $.75 expiring on December 22, 2000, for an aggregate purchase price of $700,000 in cash.

    The Company made capital purchases of $422,000 in fiscal 1995 including $126,000 of property and equipment financed by capital lease obligations. At the end of the year, the Company had no material commitments for capital expenditures.

    The Company anticipates that cash from operations, along with existing lines of credit, will supply sufficient working capital for the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Materials Group, Inc.

    We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. (the "Company") and its subsidiaries as of November 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended November 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries as of November 30, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 1995 in conformity with generally accepted accounting principles.

                                             CORBIN & WERTZ

Irvine, California
January 17, 1996, except
as to Note 18, which
is as of January 30, 1996.

                         ADVANCED MATERIALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               NOVEMBER 30, 1995

                                ASSETS (NOTE 8)

Current assets:
  Cash........................................................................  $    66,000
  Available-for-sale securities (Notes 2 and 12)..............................       88,000
  Accounts receivable -- trade, net of allowance for doubtful accounts of
   $127,000 (Note 17).........................................................    1,363,000
  Receivable from affiliate (Note 14).........................................      165,000
  Notes receivable from affiliates (Note 4)...................................       19,000
  Inventories (Notes 2 and 3).................................................    2,096,000
  Prepaid expenses and other..................................................      199,000
                                                                                -----------
    Total current assets......................................................    3,996,000
                                                                                -----------
Property and equipment, net of accumulated depreciation and amortization of
 $1,270,000 (Notes 2, 5 and 6)................................................    2,480,000
Available-for-sale securities (Notes 2, 8, 12 and 16).........................    3,322,000
Licenses (Notes 2 and 12).....................................................      256,000
Goodwill, net of accumulated amortization of $604,000 (Notes 2 and 12)........    2,783,000
Other assets..................................................................      229,000
                                                                                -----------
                                                                                $13,066,000
                                                                                -----------
                                                                                -----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable (Note 14)..................................................  $ 1,624,000
  Accrued liabilities (Note 9)................................................      855,000
  Lines of credit (Note 8)....................................................    1,119,000
  Current portion of deferred compensation, capital lease obligations, notes
   payable and other long-term debt (Notes 6, 7 and 8)........................      466,000
                                                                                -----------
    Total current liabilities.................................................    4,064,000
                                                                                -----------
Lines of credit (Note 8)......................................................      700,000
Convertible debentures (Note 8)...............................................      535,000
Deferred compensation, net of current portion of $53,000 (Note 7).............    1,283,000
Notes payable and other long-term debt, net of current portion of $335,000
 (Note 8).....................................................................      988,000
Capital lease obligations, net of current maturities (Note 6).................      117,000
Subordinated note payable to affiliate (Notes 1 and 8)........................    1,750,000
                                                                                -----------
                                                                                  5,373,000
                                                                                -----------
Commitments and contingencies (Note 11)
Stockholders' equity (Notes 1, 14 and 15):
  Preferred stock -- $.001 par value; 5,000,000 shares authorized; no shares issued and outstanding.....................................................
  Common stock -- $.001 par value; 25,000,000 shares authorized; 9,173,541
   shares issued and outstanding..............................................        7,000
  Additional paid-in capital..................................................    9,495,000
  Unrealized holding gain on available-for-sale securities (Note 2)...........    2,031,000
  Accumulated deficit.........................................................   (7,904,000)
                                                                                -----------
                                                                                  3,629,000
                                                                                -----------
                                                                                $13,066,000
                                                                                -----------
                                                                                -----------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

                                                                                   1995         1994
                                                                                -----------  -----------
Net sales (Note 17)...........................................................  $14,728,000  $14,441,000
Cost of sales (excluding depreciation and amortization).......................   12,540,000   11,586,000
                                                                                -----------  -----------
Gross profit..................................................................    2,188,000    2,855,000
                                                                                -----------  -----------
Operating expenses:
  Marketing and selling.......................................................      707,000      742,000
  General and administrative..................................................    2,006,000    2,413,000
  Depreciation and amortization...............................................      937,000      804,000
  Write-down of goodwill (Note 2).............................................      719,000      --
  Research and development....................................................       12,000      173,000
                                                                                -----------  -----------
    Total operating expenses..................................................    4,381,000    4,132,000
                                                                                -----------  -----------
Loss from operations..........................................................   (2,193,000)  (1,277,000)
Interest expense, net (Notes 6, 7, 8 and 14)..................................     (783,000)    (476,000)
Unrealized loss on securities (Note 16).......................................      --          (998,000)
                                                                                -----------  -----------
Loss before income taxes......................................................   (2,976,000)  (2,751,000)
Income taxes (Note 10)........................................................       (3,000)      (5,000)
                                                                                -----------  -----------
Net loss......................................................................  $(2,979,000) $(2,756,000)
                                                                                -----------  -----------
                                                                                -----------  -----------
Net loss per common share (Note 2)............................................  $      (.32) $      (.31)
                                                                                -----------  -----------
                                                                                -----------  -----------
Weighted average common shares outstanding (Note 2)...........................    9,173,541    8,835,712
                                                                                -----------  -----------
                                                                                -----------  -----------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

                                                                               UNREALIZED
                                                                                GAIN ON
                                                  COMMON STOCK                 AVAILABLE-                  TOTAL
                                               ------------------   PAID-IN     FOR-SALE   ACCUMULATED  STOCKHOLDERS'
                                                 SHARES    AMOUNT   CAPITAL    SECURITIES    DEFICIT      EQUITY
                                               ----------  ------  ----------  ----------  -----------  -----------
Balance, December 1, 1993....................   7,945,256  $6,000  $8,344,000              $(2,169,000) $ 6,181,000
Common stock issued for cash, net of offering
 costs of $139,000...........................     106,000    --       370,000                               370,000
Common stock issued for cash, net of offering
 costs of $18,000............................     840,000   1,000     981,000                               982,000
Common stock issued in connection with
 exercise of options (see Notes 14 and 15)...     200,000    --        60,000                                60,000
Common stock issued for services (see Note
 14).........................................      82,285    --       165,000                               165,000
Offering costs (see Note 15).................                        (366,000)                             (366,000)
Unrealized holding gain on available-for-sale
 securities (Note 2).........................                                  $2,965,000                 2,965,000
Net loss for the year ended November 30,
 1994........................................                                               (2,756,000)  (2,756,000)
                                               ----------  ------  ----------  ----------  -----------  -----------
Balance, November 30, 1994...................   9,173,541   7,000   9,554,000   2,965,000   (4,925,000)   7,601,000
Offering costs (see Note 15).................                         (59,000)                              (59,000)
Unrealized holding loss on available-for-sale
 securities (Note 2).........................                                    (934,000)                 (934,000)
Net loss for the year ended November 30,
 1995........................................                                               (2,979,000)  (2,979,000)
                                               ----------  ------  ----------  ----------  -----------  -----------
Balance, November 30, 1995...................   9,173,541  $7,000  $9,495,000  $2,031,000  $(7,904,000) $ 3,629,000
                                               ----------  ------  ----------  ----------  -----------  -----------
                                               ----------  ------  ----------  ----------  -----------  -----------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

                                                                                1995         1994
                                                                             -----------  -----------
Cash flows from operating activities:
  Net loss.................................................................  $(2,979,000) $(2,756,000)
  Adjustments to reconcile net loss to net cash used by operating activities:
    Depreciation and amortization..........................................      937,000      804,000
    Loss on sale of equipment..............................................      --             7,000
    Write-down of goodwill.................................................      719,000      --
    Interest expense on deferred compensation..............................      158,000      151,000
    Unrealized loss on available-for-sale securities.......................      --           998,000
    Services paid through issuance of common stock.........................      --           165,000
    Change in operating assets and liabilities:
      Accounts receivable -- trade.........................................      301,000     (473,000)
      Accounts receivable from affiliate...................................       49,000       72,000
      Inventories..........................................................      (10,000)      16,000
      Prepaid expenses and other...........................................       55,000      (34,000)
      Accounts payable and accrued liabilities.............................     (544,000)      22,000
                                                                             -----------  -----------
Net cash used by operating activities......................................   (1,314,000)  (1,028,000)
                                                                             -----------  -----------
Cash flows from investing activities:
  Accounts receivable -- other.............................................      299,000     (254,000)
  Other assets.............................................................      (18,000)     (70,000)
  Notes receivable from affiliates.........................................      --          (403,000)
  Collection of notes receivable from affiliates...........................    1,490,000      --
  Purchase of marketable equity securities.................................      --            (2,000)
  Purchases of property and equipment......................................     (422,000)    (575,000)
                                                                             -----------  -----------
Net cash provided by (used in) investing activities........................    1,349,000   (1,304,000)
                                                                             -----------  -----------
Cash flows from financing activities:
  Proceeds from sale of common stock, net of offering costs................      (59,000)   1,046,000
  Net borrowings under line of credit......................................      177,000    1,642,000
  Payments on debt.........................................................      (68,000)  (2,002,000)
  Issuance of debt.........................................................       50,000    1,088,000
  Issuance of convertible debentures.......................................      --           535,000
  Payments on capital lease obligations....................................      (52,000)     (15,000)
  Payments on deferred compensation........................................      (67,000)     (71,000)
                                                                             -----------  -----------
Net cash (used in) provided by financing activities........................      (19,000)   2,223,000
                                                                             -----------  -----------
Net change in cash.........................................................       16,000     (109,000)
Cash, beginning of period..................................................       50,000      159,000
                                                                             -----------  -----------
Cash, end of period........................................................  $    66,000  $    50,000
                                                                             -----------  -----------
                                                                             -----------  -----------
Supplemental disclosures of cash flow information --
  Cash paid during the year for:
    Interest...............................................................  $   632,000  $   242,000
                                                                             -----------  -----------
                                                                             -----------  -----------
    Income taxes...........................................................  $     3,000  $     5,000
                                                                             -----------  -----------
                                                                             -----------  -----------

Supplemental schedule of non-cash investing and financing activities:

  During the fiscal years ended November 30, 1995 and 1994, the Company and its subsidiaries acquired approximately $126,000 and $136,000, respectively, of property and equipment through the issuance of capital lease obligations.

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 1 -- ORGANIZATION
    Advanced Materials, Inc. (AMI) formerly Wilshire Advance Materials, Inc., was formed in August 1992 to acquire the assets of the General Foam Division of Wilshire Technologies, Inc. (WTI). All of the outstanding common stock of AMI was owned by Michael W. Crow, a significant stockholder and chairman of WTI. On December 2, 1992, AMI acquired the assets of the General Foam Division of Wilshire Technologies, Inc. for an aggregate consideration of approximately $5,971,000 in exchange for $1,000,000 in cash, the assumption of certain liabilities with an aggregate balance of $3,971,000 and the issuance of a subordinated note payable in the amount of $1,000,000 requiring quarterly payments of interest at prime plus 2% per annum with the principal due in full on December 3, 1997 (see Note 12). Certain liabilities, such as product and environmental liabilities, were expressly not assumed by AMI and WTI agreed to indemnify AMI with respect to all such liabilities.

    The acquisition of the General Foam Division by AMI was accounted for as a purchase for financial statement purposes, subject to historical cost basis accounting, as required by Issue No. 88-16, Basis in Leverage Buyout
Transactions, of the Emerging Issues Task Force of the Financial Accounting Standards Board, for Mr. Crow's 42% interest in Wilshire Technologies, Inc. on November 30, 1992 before the completion of an initial public offering by Wilshire Technologies, Inc.

    The purchase price of $6,082,000 (which includes costs of $111,000 incurred in connection with the acquisition) exceeded, by $959,000, the fair market value of net assets acquired of $5,123,000, which was recorded as goodwill.

    On April 21, 1993, AMI effected a reverse acquisition of Advanced Materials Group, Inc., a publicly held company formerly known as Far West Ventures, Inc. In connection with the transaction, Advanced Materials Group, Inc. issued 5,030,160 shares of its common stock to the stockholders of AMI. In addition, Advanced Materials Group, Inc. granted options to purchase 440,000 shares of its common stock at $0.30 per share to existing holders of options to purchase
440,000 shares of common stock of AMI (AMI Options) at $0.30 per share in exchange for the transfer of the AMI Options to Advanced Materials Group, Inc. For financial reporting purposes, the shares issued by Advanced Materials Group, Inc. are considered outstanding since the date of issuance and the 350,000 shares retained by the stockholders of Advanced Materials Group, Inc. are reflected as consideration issued to consummate the reverse acquisition.

    The reverse acquisition was accounted for by the purchase method of accounting and the purchase price of $25,000 approximated the fair market value of the net assets acquired consisting of cash of $400,000 and liabilities of $375,000. The operating results of Advanced Materials Group, Inc. are included in the consolidated results of operations from the date of acquisition.

NOTE 2 -- GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    GENERAL -- Advanced Materials Group, Inc. (the Company) and its subsidiaries develop, manufacture and market industrial products as follows:

    - Advanced Materials, Inc. (AMI), the Company's principal subsidiary, converts specialty materials, including foams, films and adhesive composites into components and finished products for the medical, electronics, automotive and consumer products markets.

    - Condor Utility Products, Inc. (Condor), a subsidiary acquired in October 1993 (see Note 12), produces specialized systems for mixing and dispensing multi-component chemicals which, when combined, form sealants which are sold to end-users, chemical manufacturers and repackagers for use in the telecommunication and power utility industries.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 2 -- GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    - Innovative Technologies, Limited. (IT), a 12.3% owned investee developed a hydrophilic polymer to be manufactured and marketed by a division of the Company (see Notes 11 and 12).

    - Time Release Sciences, Inc., a 10% owned investee, is a manufacturer of proprietary hydrophilic polyurethane foams (i.e. foams with an ability to absorb water based fluids). The Company sold this investment in December 1995 (see Note 12).

    The Company currently operates in one segment.

    PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI and Condor Utility Products, Inc. All intercompany balances and transactions have been eliminated in consolidation.

    AVAILABLE-FOR SALE SECURITIES -- In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's marketable equity securities are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gain or loss included in stockholders' equity. As of November 30, 1995, available-for-sale securities consist of 100,240 shares of common stock of Wilshire Technologies, Inc. (see Note 1) valued at $88,000 and 2,554,504 shares of common stock of Innovative Technologies Group (see Note 12) valued at $3,322,000, and are carried at fair value in accordance with SFAS 115. The securities have been classified as either current or long-term assets based upon the intentions of management of the Company as to whether such securities will be sold within the next twelve months. The change in the net unrealized holding gain (loss) on available-for-sale securities that has been included as a separate component of stockholders' equity totaled approximately $(934,000) and $2,965,000 for the years ended November 30, 1995 and 1994, respectively. The net unrealized holding gain has not been reduced by the related deferred income taxes due to the availability of net operating loss carryforwards (see Note 10).

    INVENTORIES  --  Inventories are  stated  at the  lower  of cost  or market.
Inventory costs are based on standard costs, which approximate the first-in, first-out method and include materials, labor and overhead.

    PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost, less accumulated depreciation, and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease.

    Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense as incurred.

    LICENSES -- Licenses represents a fee paid to IT for exclusive worldwide rights to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes and is amortized over the life of the license agreement of 10 years. See Note 11 for additional details as to the license agreement.

    ORGANIZATION COSTS AND OTHER ASSETS -- Organization costs aggregating $108,000 are included in other assets and are being amortized using the straight-line method over five years. During the years ended November 30, 1995 and 1994 amortization of organization costs amounted to approximately $42,000 and $36,000, respectively.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 2 -- GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOODWILL -- Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefitted. The Company assesses the recoverability of the intangible asset by determining whether the goodwill balance can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future cash flows and charged to operations in the period in which goodwill impairment is determined by management. During the year ended November 30, 1995, management of the Company determined that $719,000 of goodwill had been impaired and, accordingly, the Company charged this amount to operations as reflected in the accompanying 1995 consolidated statement of operations. Goodwill has been amortized on a straight-line basis over the expected fifteen year life and amortization during the years ended November 30, 1995 and 1994 amounted to $277,000 and $268,000, respectively.

    REVENUES AND REVENUE RECOGNITION -- Revenues from product sales are recognized upon shipment. The Company records a provision for the effect of return products at the time units are shipped. Historically, the Company has experienced minimal product returns.

    RESEARCH  AND   DEVELOPMENT  EXPENDITURES   --  Research   and   development
expenditures are charged to operations as incurred.

    WARRANTIES -- The Company recognizes the full estimated cost of warranty expenses at the time of shipment.

    FOREIGN CURRENCY TRANSACTIONS -- Foreign currency transaction gains or losses are included in net loss for the period in which the exchange rate changes or the underlying transaction settles. Foreign currency transaction gains or losses were not material for the years ended November 30, 1995 and 1994.

    NET LOSS PER SHARE -- Net loss per share is computed based on the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation as their effect would be anti-dilutive.

    INCOME TAXES -- The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company adopted Statement 109 on December 1, 1993. The cumulative effect of the change to Statement 109 was not significant.

    RECLASSIFICATIONS -- Certain reclassifications have been made to the 1994 consolidated financial statements to conform to the 1995 presentation.

NOTE 3 -- INVENTORIES
    Inventories consist of the following at November 30, 1995: Raw materials -- $1,322,000; Work in process -- $502,000; Finished goods -- $272,000.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 4 -- NOTES RECEIVABLE FROM AFFILIATES
    Note receivable from affiliates at November 30, 1995 consists of a note receivable with a remaining principal balance due of $18,750 from a stockholder which bore interest at 8.69% per annum. This amount was collected in December, 1995.

    Notes  receivable of $1,490,000 from Innovative Technologies, Inc. (IT) (see
Note 12), which bore interest at 50% of the base rate above the Lloyds Bank PLC base rate, were collected in December 1994.

    Interest income from affiliates for the years ended November 30, 1995 and 1994 amounted to approximately $5,000 and $117,000, respectively.

NOTE 5 -- PROPERTY AND EQUIPMENT
    Property and equipment consist of the following at November 30, 1995:

Machinery and equipment..........................................  $ 2,600,000
Furniture and office equipment...................................      576,000
Transportation equipment.........................................       77,000
Leasehold improvements...........................................      170,000
Construction in progress.........................................       65,000
                                                                   -----------
                                                                     3,488,000
Less -- accumulated depreciation and amortization................   (1,216,000)
                                                                   -----------
                                                                     2,272,000
                                                                   -----------
                                                                   -----------

NOTE 6 -- CAPITAL LEASE OBLIGATIONS
    Assets under capital leases are capitalized using interest rates appropriate at the inception of each lease. Assets under capital leases as of November 30, 1995 are as follows:

Machinery and equipment.............................................  $218,000
Furniture and office equipment......................................    44,000
                                                                      --------
                                                                       262,000
Accumulated amortization............................................   (54,000)
                                                                      --------
                                                                      $208,000
                                                                      --------
                                                                      --------

    Future annual minimum lease obligations for assets under capital leases are as follows:

1996................................................................  $ 97,000
1997................................................................    91,000
1998................................................................    30,000
1999................................................................    11,000
                                                                      --------
Total minimum lease obligations.....................................   229,000
Less interest.......................................................   (34,000)
                                                                      --------
Present value of minimum lease obligations..........................   195,000
Less current maturities.............................................   (78,000)
                                                                      --------
Long-term obligations...............................................  $117,000
                                                                      --------
                                                                      --------

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 7 -- DEFERRED COMPENSATION
    The Company, through assumption of debt from WTI (see Note 1) is obligated to: (i) make monthly payments beginning December 1996, of $5,500 (reduced to $3,500 December 2006) and provide health insurance to a former employee of the General Foam Division, who is currently a stockholder and a director of the Company (ii) make monthly payments beginning December 1995, of $3,500 to a former employee of the General Foam Division, and (iii) pay employment termination benefits to the former employee of the General Foam Division of $5,000 per month from June 1993 through November 1995. These obligations are discounted at 12% per year, are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of-living adjustments based on the Consumer Price Index (CPI) and are due until the later of the death of the obligees or their spouses.

    The present value of the estimated future non-contingent payments under the above-mentioned agreements is $1,336,000, net of a discount of $5,176,000. Estimated future non-contingent payments are due in subsequent years as follows:
1996 -- $53,000; 1997 -- $195,000; 1998 -- $147,000; Thereafter -- $6,117,000.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 8 -- LINES OF CREDIT, DEBT AND CONVERTIBLE DEBENTURES
    The lines of credit at November 30, 1995 consist of:

Revolving line of credit agreement with a commercial lender which provides for borrowings of up to $2,000,000 based on 80% of eligible accounts receivable with a $600,000 sub-limit applying to eligible inventory. The outstanding borrowings under this agreement bear interest at 4% per annum over the prime rate as published by the Wall Street Journal on the first day of each month
 (12.75% per annum at November 30, 1995), plus a monthly administrative fee of
 .25%. The line of credit is secured by substantially all of the assets of the
 Company, expires in May 1996, and contains a provision for an additional twelve month term at the discretion of the Company and the lender.............  $1,119,000
Line of credit agreement, as amended on December 22, 1995 (see below), with a stockholder of the Company which provides for borrowings of up to $1,000,000 and bears interest at 5% per annum over the prime rate as published by the
 Wall Street Journal (13.75% per annum at November 30, 1995). The line of credit is secured by 1,000,000 shares of common stock of Innovative
 Technologies, Inc. and is due on June 30, 1997................................     700,000
                                                                                 ----------
                                                                                 $1,819,000
                                                                                 ----------
                                                                                 ----------
Debt at November 30, 1995 consists of:
To WTI (see Notes 1 and 12):
  Subordinated note payable with quarterly interest only payments at a bank's prime rate plus 2% per annum (10.75% at November 30, 1995); all due and payable on December 3, 1997; secured by essentially all of AMI's assets except inventory and accounts receivable....................................  $1,750,000
                                                                                 ----------
                                                                                 ----------
To others:
  Covenants not to compete, non-interest bearing payments of $20,000 each annually, through December 31, 1995 to a former employee and to a
   stockholder, respectively. Such amount was paid in full in December 1995....      20,000
  Notes payable, as amended, to a former owner of the General Foam Division, including interest ranging from 10% to 12% per annum; all due and payable on
   November 30, 1996 and June 1, 1997..........................................     465,000
  Note payable to two stockholders of the Company, including interest at a bank's prime rate plus 3% (11.75% at November 30, 1995); all due and payable
   on May 19, 1996.............................................................      50,000
  Notes payable to two stockholders of the Company with quarterly interest only payments at a bank's prime rate plus 1% per annum (9.75% at November 30,
   1995); all due and payable on March 25, 1997................................     788,000
                                                                                 ----------
Total..........................................................................   1,323,000
Less current portion...........................................................    (335,000)
                                                                                 ----------
                                                                                 $  988,000
                                                                                 ----------
                                                                                 ----------

    Future annual minimum principal payments due on debt are as follows: 1996 -$335,000; 1997 -- $988,000; 1998 -- $1,750,000.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 8 -- LINES OF CREDIT, DEBT AND CONVERTIBLE DEBENTURES (CONTINUED)
    Interest expense to stockholders and affiliates for the years ended November 30, 1995 and 1994 amounted to approximately $230,000 and $184,000, respectively.

    On December 22, 1995, the line of credit agreement with a stockholder was amended to increase the maximum borrowings to $1,000,000, to increase the interest rate to 5% per annum over the prime rate as published by the Wall Street Journal and to extend the termination date to June 30, 1997. In addition, the collateral held by the lender/stockholder was increased from 800,000 shares of Innovative Technologies, Inc. to 1,000,000 shares.

    In connection with the amendment, the lender/stockholder was granted a warrant to purchase 60,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $.75 per share, and a warrant to purchase 30,000 shares of the Company's common stock, exercisable in the event of a failure to pay the principal amount of the line of credit on or before June 30, 1997, at an exercise price equal to the fair market value of the Company's common stock at that time (see Note 15).

    CONVERTIBLE DEBENTURES

    During the fiscal year ended November 30, 1994, the Company issued convertible debentures totaling $535,000. The debentures bear interest at 7.5% per annum, and interest is payable quarterly. The debentures were offered in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, will be convertible at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.73 per share). The debentures mature by March 2004. The debentures may not be prepaid for 18 months, and thereafter for cash at the option of the Company upon 20 days' prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. After 18 months, if the Company's stock trades at a price equal to 150% of the closing bid price of the common stock on the date after their purchase for 10 consecutive trading days, then the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures were registered pursuant to a registration statement that was effective January 17, 1995.

NOTE 9 -- ACCRUED LIABILITIES
    Accrued liabilities as of November 30, 1995 consists of:

Accrued payroll and related.........................................  $218,000
Other...............................................................   637,000
                                                                      --------
                                                                      $855,000
                                                                      --------
                                                                      --------

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 10 -- INCOME TAXES
    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30, 1995 are presented below:

Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful
   accounts......................................................  $    51,000
  Unrealized loss on securities recognized for financial
   reporting purposes but deferred for tax purposes..............      400,000
  Inventories, principally due to allowance for inventory
   obsolescence..................................................       50,000
  Accrued expenses, principally due to accrual for financial
   reporting purposes............................................       20,000
  Accrued compensation, principally due to accrual for financial
   reporting purposes............................................       71,000
  Goodwill, principally due to write-down for financial reporting
   purposes......................................................      425,000
  Net operating loss carryforwards...............................    2,174,000
                                                                   -----------
    Total gross deferred tax assets..............................    3,191,000
    Less valuation allowance.....................................   (2,131,000)
                                                                   -----------
    Total net deferred tax assets................................    1,060,000
                                                                   -----------
Deferred tax liabilities:
  Plant and equipment, principally due to differences in
   depreciation..................................................      (67,000)
  Asset acquisition basis adjustment.............................     (178,000)
  Unrealized gain on available-for-sale securities recognized for
   financial reporting purposes but deferred for tax purposes....     (815,000)
                                                                   -----------
    Total gross deferred tax liabilities.........................   (1,060,000)
                                                                   -----------
Net deferred tax assets..........................................  $   --
                                                                   -----------
                                                                   -----------

    Income tax expense for the years ended November 30, 1995 and 1994 consists of the following current provisions:

                                                                    1995    1994
                                                                   ------  ------
U.S. federal.....................................................  $ --    $ --
State and local..................................................   3,000   5,000
                                                                   ------  ------
                                                                   $3,000  $5,000
                                                                   ------  ------
                                                                   ------  ------

    No provision for income taxes for the years ended November 30, 1995 and 1994 is required, except for minimum state taxes, since the Company incurred a loss during such years.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 10 -- INCOME TAXES (CONTINUED)
    Income tax expense for the years ended November 30, 1995 and 1994 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to net loss before income taxes as a result of the following:

                                                                      1995        1994
                                                                   -----------  ---------
Computed "expected" tax benefit..................................  $(1,012,000) $(935,000)
Increase (reduction) in income taxes resulting from:
  Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax
   expense.......................................................    1,012,000    935,000
State and local income taxes, net of federal income tax
 benefit.........................................................        3,000      5,000
                                                                   -----------  ---------
                                                                   $     3,000  $   5,000
                                                                   -----------  ---------
                                                                   -----------  ---------

    As of November 30, 1995, the Company has net operating loss carryforwards for federal and state purposes of approximately $6,011,000 and $2,113,000, respectively, which expire in varying amounts annually through 2010.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

    PRODUCT DEVELOPMENT AND LICENSE AGREEMENT -- On August 23, 1993, the Company entered into a product development and license agreement with IT (see Notes 2 and 12), whereby IT will develop industrial products for the Company and grant an exclusive world-wide license to the Company to manufacture and/or finish and to sell such products.

    Under the terms of the agreement, the Company paid IT approximately $169,000 in cash upon execution of the agreement on August 23, 1993 and will pay an additional L110,000 (British pounds) (the equivalent of $168,300 at November 30,
1995) in cash within thirty days after the commercialization of the product (as defined). In addition, the Company shall pay IT royalties with respect to each licensed product based upon a level of sales (as defined). No sales of "IT products" were effected during fiscal 1995, and thus, no royalties were due.

    LITIGATION -- Condor has been named as a defendant in a lawsuit which alleges breach of a requirements contract for the construction of various molds. The Company has filed a cross-complaint contending that the plaintiffs breached the contract. Non-binding arbitration resulted in an award to the plaintiffs in the amount of approximately $267,000 plus interest. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs. Condor believes the plaintiff's claim to be without merit, intends to vigorously defend against the claim and has moved for declaratory relief in federal district court for the eastern district of California and has joined the previously disclosed actions that were the subject of claims between Condor and the plaintiffs in state court. In the meantime, the state court actions have been stayed. The sellers of Condor have agreed to indemnify the Company with respect to this potential liability. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

    WTI (see Note 1) has been named as a defendant along with Mr. Crow (see Note
14) in several class action lawsuits filed under the federal securities laws. Subsequently, in August, 1994, the complaint in such class action suits was refiled to name additional defendants, including the Company.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 11 -- COMMITMENTS AND CONTINGENCIES (CONTINUED)
The complaint alleged that the Company had violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. In July 1995, a settlement was reached between the plaintiffs and the Company which releases the Company from any and all known and unknown claims that have been or could have been asserted by the plaintiffs. In exchange for this release, the Company has agreed to cooperate fully in the investigation and any further prosecution of the litigation. The settlement does not require the Company to pay any cash, stock or other monetary consideration as part of the settlement.

    LEASES -- The Company and its subsidiaries lease its facilities, equipment and automobiles under non-cancelable operating leases which expire at various dates through July 1999.

    Future minimum rental payments required under the operating leases that have remaining non-cancelable lease terms in excess of one year are as follows: 1996 -- $618,000; 1997 -- $525,000; 1998 -- $502,000; 1999 -- $488,000, 2000 --
$330,000.

    Rent expense was $497,000 and $473,000, respectively, for the years ended November 30, 1995 and 1994.

NOTE 12 -- ACQUISITIONS
    In August 1993, the Company acquired 25.1% of the outstanding common stock of IT (see Note 2) and a loan to IT of approximately $737,000, plus accrued interest, from Cedar Investments, Ltd., a stockholder of IT unrelated to the Company, for an aggregate price of approximately $2,175,000.

    Following a subsequent rights offering, a private placement and a recent floatation on the Unlisted Securities Market on the London Stock Exchange, the Company's interest in IT has been reduced to approximately 12.3% and converted in a restructuring into a like interest in IT Group. The Company presently accounts for its investment in IT in accordance with SFAS 115 (see Note 2).

    In August 1993, the Company purchased a 10% equity interest in Time Release Sciences, Inc., a New York corporation (Time Release) for $256,000. Time Release is a manufacturer of proprietary hydrophilic polyurethane foams (i.e., foams with an ability to absorb water based fluids), which are sold through authorized fabricators and distributors. The Company accounted for this investment under the cost method (see Note 16). This investment was sold to an unrelated individual in December 1995.

    On October 6, 1993, the Company acquired all of the outstanding stock of Condor for aggregate consideration of $1,025,000, payable $640,876 in cash and the issuance of 55,975 shares of the Company's common stock. The acquisition was accounted for using the purchase method. The results of operations of the acquired business have been consolidated with those of the Company commencing on that date. The purchase price was allocated among the assets acquired and the liabilities assumed on the basis of their estimated fair values with the excess of the purchase price over the estimated fair values of the net assets acquired of approximately $812,000 (subsequently increased by approximately $92,000, to reflect adjustments relating to purchased accounts receivable and inventory) being allocated to goodwill. The Company has agreed to pay additional consideration to the sellers based upon the amount of Condor's profits for calendar years 1993, 1994 and 1995. The amount of additional consideration, if any, payable by the Company shall be paid one-third cash, one-third by a two year unsecured 6% promissory note of the Company and one-third by the issuance of shares of the Company's common stock at market price. The Company has the right to offset against any required

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 12 -- ACQUISITIONS (CONTINUED)
future payments all amounts paid by the Company under certain obligations of Condor assumed by the Company pursuant to the Agreement. No additional consideration based on the amount of Condor profits for 1995, 1994 and 1993 was required.

    On November 23, 1993, AMI purchased from WTI (see Note 1) certain assets of WTI's medical supply division (OEM Medical) that had been used in connection with the private label manufacturing of products for medical accounts. These products include electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty foam products. Many of these products were being manufactured by AMI for sale to WTI and ultimate resale to medical accounts. The aggregate purchase price was $2,300,000 plus the assumption of certain liabilities aggregating $21,000. The purchase price was paid by delivery of AMI's secured promissory note in the amount of $1,550,000 which was paid in March 1994, and the amendment and restatement of an existing promissory note to WTI to increase the principal amount thereof from $1,000,000 to $1,750,000. AMI also purchased related finished goods, tools and drawings for an aggregate purchase price of $555,000, which represented the full retail value of such products. The acquisition was accounted for using the purchase method. The results of operations of the acquired business have been consolidated with those of the Company commencing on November 23, 1993. The purchase price was allocated among the assets acquired and the liabilities assumed on the basis of their estimated fair values with the excess of the purchase price over the estimated fair values of the net assets acquired of approximately $2,247,000 being allocated to goodwill.

NOTE 13 -- RESTRUCTURING CHARGES
    In the fourth quarter of 1993, the Company initiated a restructuring plan to downsize its Carson facility and to shift part of its manufacturing operations to its Dallas, Texas facility and to a new plant to be located in Portland, Oregon. The restructuring plan was designed to eliminate excess manufacturing capacity for the Southern California market and shift operations closer to the Company's existing customer base and markets with greater potential. The Company recorded a non-recurring charge of $572,000 in fiscal 1993 to reflect costs associated with the restructuring. The charge included estimates of excess facility costs, severance pay, personnel relocation costs, professional fees, contract termination costs and other expenses associated with the restructuring plan.

    During the years ended November 30, 1995 and 1994, the Company incurred restructuring charges of approximately $245,000 and $99,000, respectively. The restructuring plan was completed in fiscal 1995, and accordingly, there is no liability remaining at November 30, 1995.

NOTE 14 -- RELATED PARTY TRANSACTIONS
    On February 3, 1993, Mr. Crow transferred 99,563 shares of WTI common stock owned by him at $9.75 per share (the closing price of the shares as reported on NASDAQ) to AMI in exchange for the forgiveness of a $500,000 promissory note plus accrued interest of $8,000 and the assumption of approximately $398,000 of debt. The debt consisted of notes payable to financial institutions. In May, 1993, AMI purchased an additional 677 shares of WTI common stock from Mr. Crow at the then current market price of approximately $11,000. Mr. Crow was Chairman of the Board and Chief Executive Officer of WTI at the time of the transactions. As of November 30, 1995, the market value of the WTI shares held by the Company was approximately $88,000 (see Notes 2 and 16).

    On December 10, 1992, the Company granted Mr. Crow an option to purchase 200,000 shares of common stock at a price of $.30 per share under its 1993 Stock Option Plan in exchange for Mr. Crow's

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 14 -- RELATED PARTY TRANSACTIONS (CONTINUED)
AMI options (see Note 1), and on May 22, 1993 an option to purchase 20,000 shares at a price of $1.50 per share for services as a director. In March 1994, Mr. Crow exercised the option to purchase 200,000 shares of common stock at a price of $.30 per share.

    The Company entered into a consulting agreement with Michael Ledeen, a director of the Company, in June 1993, pursuant to which the Company agreed to pay Mr. Ledeen the sum of $5,000 per year and granted Mr. Ledeen an option to purchase 20,000 shares of common stock at a price of $1.50 per share. The Company also granted Mr. Ledeen an option to purchase 20,000 shares of common stock at a price of $1.50 per share for services as a director. As of November 30, 1995, all such options have been exercised.

    No compensation was recorded in connection with the options referred to above since they were granted at their fair market value.

    The Company sold 175,000 shares of common stock to Rowland W. Day II at $0.10 per share, issued 25,000 shares of common stock in 1993 and 82,285 shares in 1994 to the law firm of Day & Campbell, of which Mr. Day is a member, as payment of $37,500 and $164,570 of legal fees, respectively, granted an option to Day & Campbell to purchase 50,000 shares of common stock at a price of $1.50 per share and granted an option to Mr. Day to purchase 20,000 shares of common stock for services as a director at a price of $1.50 per share. Mr. Day was a director of the Company through September 3, 1993. As of November 30, 1995, all such options remain outstanding.

    As of November 30, 1995, the Company was owed $165,000 by WTI and owed $7,000 to WTI. WTI is considered an affiliate due to common ownership by an institutional investor.

    In May 1995, the Company, through one of its subsidiaries, entered into an exclusive rights agreement with WTI whereby the Company granted to WTI the exclusive right to manufacture, use, inventory, promote, market, sell and/or resell certain of the Company's products, as defined. As compensation for the rights granted by the Company, WTI agreed to pay the Company a royalty fee in the amount of $.015 for each unit of product sold. The agreement expires in May 1998 and may be terminated by mutual consent of WTI and the Company. Royalty income related to this agreement was not significant for the year ended November 30, 1995.

    See Notes 4 and 8 for description of notes receivable and notes payable with related parties.

NOTE 15 -- STOCKHOLDERS' EQUITY

    COMMON STOCK

    On December 1, 1992, the Company issued 4,000,000 shares of its common stock to Mr. Michael W. Crow, its founder and then sole stockholder, for a note of $500,000. The note was paid on February 3, 1993 through the transfer of 99,563 shares of WTI (see Note 1) common stock at $9.75 per share and the assumption of $398,000 of debt (see Note 14).

    During the fiscal years ended November 30, 1995 and 1994, the Company incurred costs of approximately $59,000 and $366,000, respectively, in connection with the registration of certain shares of common stock previously issued. Such costs have been reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements.

    On December 22, 1995, the Company issued 1,260,807 shares of its common stock valued at $.55 per share to a lender/stockholder for $700,000 in cash. In conjunction with the transaction, the

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 15 -- STOCKHOLDERS' EQUITY (CONTINUED)
Company granted the stockholder a warrant to acquire an additional 30,000 shares of its common stock at an exercise price of $.75 per share, expiring in December 2000. See Note 8 for information relating to additional transactions with this lender/stockholder subsequent to November 30, 1995.

    1993 STOCK OPTION PLAN

    The 1993 Stock Option Plan, approved by the stockholders of the Company, authorizes the granting of various options and rights to purchase 1,250,000 shares of common stock of the Company.

    The 1993 Plan provides for the grant by the Company of options to purchase shares of the Company's common stock to its officers, directors, employees and consultants. The 1993 Plan provides that it is to be administered by a committee appointed by the Board of Directors (the Committee) who are "disinterested" as such term is defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Committee has discretion, subject to the terms of the 1993 Plan, to select the persons entitled to receive options under the 1993 Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

    Options granted under the 1993 Plan may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options" as determined by the Committee at the time of grant. No incentive stock option may be granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of its parent (10% Stockholders) unless the exercise price is at least equal to 110% of fair market value on the date of grant. Options may be granted under the 1993 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders which are limited to 5-year terms. The exercise price in the case of incentive stock options granted under the 1993 Plan must be at least equal to the fair market value of the common stock as of the date of grant. No incentive stock options may be granted to an optionee under the 1993 Plan if the aggregate fair market value (determined on the date of grant) of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000.

    The following is a summary of stock option transactions under the 1993 Stock Option Plan during 1995 and 1994:

                                                          NUMBER   EXERCISE PRICE
                                                         --------  ---------------
Options outstanding at November 30, 1993...............   490,000  $0.30 - $1.50
Granted................................................   300,000  $1.63 - $4.00
Exercised..............................................  (200,000) $0.30
Cancelled..............................................   (15,000) $0.30 - $1.50
                                                         --------
Options outstanding at November 30, 1994...............   575,000  $0.30 - $4.00
Granted................................................    80,000  $0.40 - $0.59
Exercised..............................................     --
Cancelled..............................................  (220,000) $3.75 - $4.00
                                                         --------
Options outstanding at November 30, 1995...............   435,000  $0.30 - $4.00
                                                         --------
                                                         --------

    During the years ended November 30, 1995 and 1994, the Company issued options, pursuant to the 1993 Plan, to purchase 80,000 and 300,000 shares, respectively, of the Company's common stock at exercise prices ranging from $0.40 to $4.00 per share.

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 15 -- STOCKHOLDERS' EQUITY (CONTINUED)
    As of November 30, 1995, options to purchase 435,000 shares of common stock were outstanding, 385,000 of which were exercisable, and 1,250,000 shares of common stock were reserved for issuances.

    No compensation was recorded in connection with these options since they were issued at the fair market value of the underlying stock at the date of grant or their impact was not significant.

    STOCK OPTIONS

    During the years ended November 30, 1994 and 1993, the Company issued options, outside of the 1993 Plan, to purchase 450,000 and 60,000 shares, respectively, of the Company's common stock at exercise prices ranging from $1.50 to $5.00 per share. At November 30, 1995, options to purchase 440,000 shares of common stock were outstanding at exercise prices ranging from $1.50 to $5.00 per share, all of which were exercisable.

    No compensation was recorded in connection with these options since they were issued at their fair market value of the underlying stock at the date of grant or their impact was not significant.

    WARRANTS

    On August 10, 1993, the Company granted a consulting firm warrants to purchase 30,000 shares of the Company's common stock at $5.50 per share. The warrants vest based upon the performance of certain services. As of November 30, 1995, warrants to purchase 20,000 shares are exercisable.

    In March, 1994, the Company issued a warrant to purchase 840,000 shares of its common stock at an exercise price of $2.98, expiring on March 24, 1999. This warrant is exercisable as of November 30, 1995.

    In September, 1994, in connection with the line of credit with a stockholder, the Company issued a warrant to the stockholder exercisable for 35,000 shares of its common stock at an exercise price of $.90, expiring on September 30, 1999. This warrant is exercisable as of November 30, 1995.

    No compensation was recorded in connection with these warrants since they were issued at the fair market value of the underlying stock at the date of grant.

    See Note 8 for information relating to the issuance of warrants to acquire 30,000 and 60,000 shares of the Company's common stock in December 1995.

    See above, under "Common Stock", for information relating to the issuance of a warrant to acquire 30,000 shares of the Company's common stock in December 1995.

NOTE 16 -- LOSS ON SECURITIES
    Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. In accordance with this statement, the Company's 100,240 shares of common stock in WTI (see Note 1), have been classified as available-for-sale and have been reported at fair value. During the first quarter of 1994, the Company recorded an unrealized holding loss of $78,000, net of taxes, and included such loss as a separate component of stockholders' equity. In August, 1994, at a time when the stock had an aggregate market value of approximately $176,000 and a historical cost of $917,000, management, in their judgment, determined the decline in value was other than temporary. Accordingly, the Company reversed the unrealized holding loss of $78,000 as recorded in the first quarter of 1994, and recorded an unrealized holding loss of $742,000,

                         ADVANCED MATERIALS GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 FOR THE YEARS ENDED NOVEMBER 30, 1995 AND 1994

NOTE 16 -- LOSS ON SECURITIES (CONTINUED)
as a charge against earnings in the second quarter of 1994. Management made that decision after considering the public disclosure by WTI of numerous internal operating, financial and legal problems and the uncertainty of future operations.

    As of November 30, 1994, management determined that the value of its investment in Time Release Sciences (see Notes 1 and 12) had been impaired permanently, and accordingly, recorded a loss of $256,000.

NOTE 17 -- CONCENTRATION OF RISK AND SIGNIFICANT CUSTOMERS AND SUPPLIERS Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic locations with the exception of customers noted below. The Company reviews a potential customer's credit history before extending credit. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

    Sales to the Medical and Contamination Control division of WTI were approximately 6% and 8% of net sales for the years ended November 30, 1995 and 1994. Sales to one other customer accounted for approximately 13% and 9% of net sales for the years ended November 30, 1995 and 1994, respectively. Accounts receivable from this customer amounted to approximately $195,000 at November 30, 1995.

    Raw material purchases from one supplier accounted for approximately 39% and 17% of total purchases for the years ended November 30, 1995 and 1994, respectively. Raw material purchases from another supplier accounted for approximately 20% and 17% of total purchases for the years ended November 30, 1995 and 1994, respectively.

NOTE 18 -- SUBSEQUENT EVENT
    On January 30, 1996, the Company sold 250,000 shares of common stock of IT (see Notes 2 and 12) for an aggregate price of $402,572, thereby reducing the Company's interest to approximately 11.1%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10.  EXECUTIVE COMPENSATION.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information for Part III, Items 9, 10, 11 and 12 are hereby incorporated by reference to the Company's Proxy Statement for a meeting to be held on May 8, 1996, which will be filed with the Commission within (120) one hundred twenty days of the close of the fiscal year pursuant to Regulation 14A.

ITEM 13.  EXHIBIT AND REPORTS ON FORM 8-K.

    (a) List of Exhibits:

 NO.                                    EXHIBITS
-----  ---------------------------------------------------------------------------
  2.1  Agreement and Plan of Reorganization dated April 21, 1993 between Far  West
        Ventures,  Inc. (now  known as  Advanced Materials  Group, Inc.), Wilshire
        Advanced  Materials,  Inc.  and  the  stockholders  of  Wilshire  Advanced
        Materials, Inc. (1)

  3.1 Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.). (1)

  3.2  Certificate of Amendment of Articles of Incorporation of Advanced Materials
        Group, Inc. (1)

  3.3  Bylaws, as amended, of Advanced Materials Group, Inc. (1)

 10.1  Asset  Purchase Agreement  dated August  4, 1992  between Wilshire Advanced
        Materials. Inc. and Wilshire Technologies, Inc. (1)

 10.2  Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire
        Advanced Materials, Inc. and Wilshire Technologies, Inc. dated December 2,
        1992. (1)

 10.3 Security Agreement dated December 3, 1992 between Wilshire Advanced Materi-als, Inc. and Wilshire Technologies, Inc. (1)

 10.4 Amended and Restated Secured Subordinated Promissory Note of Wilshire Ad-vanced Materials, Inc. dated November 23, 1993 in the principal amount of $1,750,000 payable to Wilshire Technologies, Inc. (2)

 10.5  Lease dated  November 20,  1979 between  Wilshire Foam  Products, Inc.  and
        Hines/  Wilshire  Associates,  Ltd.  and  assignment  thereof  to Wilshire
        Advanced Materials, Inc. dated December 3, 1992. (1)

 10.6  Lease dated August 19, 1974 between Wilshire Foam Products, Inc. and Watson
        Land Company and assignment thereof  to Wilshire Advanced Materials,  Inc.
        dated December 3, 1992. (1)

 NO.                                    EXHIBITS
-----  ---------------------------------------------------------------------------
 10.7  Common  Stock  Purchase Agreement  dated August  16, 1993  between Advanced
        Materials Group, Inc. and Time Release Sciences, Inc. (1)

 10.8  Acquisition Agreement  dated August  23,  1993 between  Advanced  Materials
        Group, Inc. and Innovative Technologies, Ltd., et al. (1)

 10.9 Product Development and License Agreement dated August 23, 1993 between Ad-vanced Materials Group, Inc. and Innovative Technologies, Ltd. (1)

 10.10 Stock  Purchase Agreement dated October  6, 1993 between Advanced Materials
        Group, Inc. and the stockholders of Condor Utility Products, Inc. (1)

 10.11 Asset Purchase Agreement dated November 23, 1993 between Wilshire  Advanced
        Materials, Inc. and Wilshire Technologies, Inc. (1)

 10.12 Consulting  Agreement  dated  December 6,  1992  between  Wilshire Advanced
        Materials, Inc. and Michael W. Crow. (1)

 10.13 Consulting Agreement dated June 7,  1993 between Advanced Materials  Group,
        Inc. and Michael Ledeen. (1)

 10.14 Consulting  Agreement dated May  1, 1993 between  Advanced Materials Group,
        Inc. and Stephen P. Scibelli, Jr. (1)

 10.15 Consulting Agreement dated July 1,  1993 between Advanced Materials  Group,
        Inc. and Chester Financial Corporation Incorporated. (1)

 10.16 Consulting  Agreement dated  September 20, 1993  between Advanced Materials
        Group, Inc. and Cooper & Khan. (1)

 10.17 Consulting Agreement dated June 1,  1993 between Advanced Materials  Group,
        Inc. and Paschall and Company. (2)

 10.18 The 1993 Stock Option Plan of Advanced Materials Group, Inc. (2)

 10.19 Employment Agreement dated December 1, 1992 between AM and Michael W. Crow.
        (3)

 10.20 Employment  Agreement dated January 10, 1994 between the Company and George
        Pache. (2)

 10.21 Amendment to Security  Agreement dated November  23, 1993 between  Wilshire
        Advanced Materials, Inc. and Wilshire Technologies, Inc. (2)

 10.22 Secured Promissory Note of Wilshire Advanced Materials, Inc. dated November
        23, 1993 payable to Wilshire Technologies, Inc. in the amount of $1,550,000. (2)

 10.23 Form of Convertible Debenture. (3)

 10.24 Promissory Note of the Company dated  March 25, 1994 payable to Michael  W.
        Crow in the amount of $787,618. (3)

 10.25 Lease dated February 1, 1994 between Advanced Materials Group, Inc. and The
        Riggs  National Bank of  Washington D.C. as  Trustee of the Multi-Employer
        Property Trust. (3)

 10.26 Lease dated May  23, 1994,  between Wilshire Advanced  Materials, Inc.  and
        Hewlett-Packard Company. (4)

 10.27 Loan  Agreement dated  May 11,  1994, between  Wilshire Advanced Materials,
        Inc. and Concord Growth Corporation. (4)

 NO.                                    EXHIBITS
-----  ---------------------------------------------------------------------------
 10.28 Lease dated April 22, 1994,  between Wilshire Advanced Materials, Inc.  and
        Alamo Holding Company. (4)

 10.29 Credit Agreement dated as of September 21, 1994, between Advanced Materials
        Group, Inc. and Dominion Capital, Inc. (4)

 10.30 Lease  dated August 2, 1994, between  Wilshire Advanced Materials, Inc. and
        Susana Property Co. (4)

 10.31 Rider dated as of November 1, 1994,  to Loan Agreement dated May 11,  1994, between  Wilshire Advanced Materials, Inc. and Concord Growth Corporation.
        (5)

 10.32 Amendment #5  dated July  14, 1995  to  Loan Agreement  dated May  1,  1994 between Concord Growth Corporation and Advanced Materials, Inc. (6)

 10.33 Amended  and  Restated  Promissory  Notes  dated  August  16,  1995 between
        Advanced Material Group, Inc.  and Hiram H. Johnson  and Beth A.  Johnson.
        (7)

 10.34 Industrial  Lease Agreement executed August 31,  1995 between New York Life
        Insurance and Annuity  corporation, as Landlord,  and Advanced  Materials,
        Inc., as Tenant. (8)

 10.35 Industrial  Sublease Agreement  executed August  31, 1995  between Advanced
        Materials, Inc., as Landlord, and Wilshire Technologies, Inc., as  Tenant.
        (9)

 10.36 Form  of  Subscription  and  Investment  Representation  Agreement  between
        Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC. (10)

 10.37 Form of Equity Warrant  between Advanced Materials  Group, Inc. and  Trilon
        Dominion Partners, LLC. (11)

 10.38 Form  of Debt  Warrant between  Advanced Materials  Group, Inc.  and Trilon
        Dominion Partners, LLC. (12)

 10.39 Form of Springing Warrant between Advanced Materials Group, Inc. and Trilon
        Dominion Partners, LLC. (13)

 21.   List of Subsidiaries.

 23.1  Consent of Corbin & Wertz.

 27.   Financial Data Schedule.

------------------------
 (1)Filed as a like-numbered exhibit to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

 (2)Filed as a like-numbered exhibit to Amendment No. 1 dated March 1, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

 (3)Filed as a like-numbered exhibit to Amendment No. 2 dated May 6, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

 (4)Filed as a like-numbered exhibit to Amendment No. 3 dated October 24, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

 (5)Filed as a like-numbered exhibit to Amendment No. 4 dated December 21, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

 (6) Filed as Exhibit 10.1 to Form 10-QSB dated August 31, 1995.

 (7) Filed as Exhibit 10.2 to Form 10-QSB dated August 31, 1995.

 (8) Filed as Exhibit 10.3 to Form 10-QSB dated August 31, 1995.

 (9) Filed as Exhibit 10.4 to Form 10-QSB dated August 31, 1995.

(10) Filed as Exhibit 2.1 to Form 8-K filed January 5, 1996.

(11) Filed as Exhibit 2.2 to Form 8-K filed January 5, 1996.

(12) Filed as Exhibit 2.3 to Form 8-K filed January 5, 1996.

(13) Filed as Exhibit 2.4 to Form 8-K filed January 5, 1996.

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1995.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MATERIALS GROUP, INC.

Dated: February 27, 1996

                                          By:         /S/ STEVE F. SCOTT

                                             -----------------------------------
                                                       Steve F. Scott
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /S/ STEVE F. SCOTT              Chief Executive Officer, President
--------------------------------------     (Principal Executive Officer),      February 27, 1996
Steve F. Scott                             Secretary and Director

        /S/ J. DOUGLAS GRAVEN
--------------------------------------    Chief Financial Officer*             February 27, 1996
J. Douglas Graven

--------------------------------------    Chairman                             February   , 1996
William J. Hopke

         /S/ N. PRICE PASCHALL
--------------------------------------    Director                             February 27, 1996
N. Price Paschall

         /S/ ALLAN H. MELTZER
--------------------------------------    Director                             February 27, 1996
Allan H. Meltzer

        /S/ MICHAEL A. LEDEEN
--------------------------------------    Director                             February 27, 1996
Michael A. Ledeen

*Mr. Graven was appointed Chief Financial Officer on February 20, 1996, and was not previously associated with the registrant.