Form 10QSB
period 1996-02-22
ADVANCED MATERIALS GROUP INC
filed 1996-04-15
CIK 806514

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Check One)
  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- -----
      OF 1934. For the quarterly period ended February 22, 1996.

      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- -----
      ACT OF 1934. For the transition period from     to     .
                                                 -----  -----

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

             20211 SOUTH SUSANA ROAD, RANCHO DOMINGUEZ, CALIFORNIA 90221
                       (Address of principal executive offices)

                                    (310)537-5444
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

COMMON STOCK, $.001 PAR VALUE, 10,450,316 SHARES AS OF FEBRUARY 29, 1996.

PART I - FINANCIAL INFORMATION

                                   ADVANCED MATERIALS GROUP, INC.
                            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                     ----------------------------------------------------------
                              ($ in thousands except per share amounts)


                                                                                                       Three Months
                                                                                                    Ended February 29/28
                                                                                            -----------------------------------
                                                                                               1996                     1995
                                                                                            -----------             -----------

Net Sales                                                                                        $3,810                  $3,645
Cost of Sales                                                                                     3,188                   3,169
                                                                                            -----------             -----------
      Gross Profit                                                                                  622                     476

Operating Expenses:
      Selling, General and
             Administrative                                                                         719                     650
      Research, Development
             and Engineering                                                                         17                      18
      Intangible Asset Amortization                                                                  74                      87
                                                                                            -----------             -----------
      Total Operating Expenses                                                                      810                     755
                                                                                            -----------             -----------

Operating Loss                                                                                     (188)                   (279)
                                                                                            -----------             -----------

Other Income (Expense):
      Interest Expense                                                                             (221)                   (193)
      Gain on Sale of Stock                                                                       1,279                    ----
      Other, Net                                                                                     (7)                     25
                                                                                            -----------             -----------
                                                                                                  1,051                    (168)
                                                                                            -----------             -----------

Earnings (Loss) Before Income
      Taxes                                                                                         863                    (447)
Income Tax Provision                                                                                  4                       3
                                                                                            -----------             -----------
Earnings (Loss) After Income
      Taxes                                                                                        $859                   ($450)
                                                                                            -----------             -----------
                                                                                            -----------             -----------
Earnings (Loss) per Share of
      Common Stock                                                                                $0.08                  ($0.05)
                                                                                            -----------             -----------
                                                                                            -----------             -----------
Weighted Average Number of Common and
      Common Stock Equivalent Shares outstanding                                             10,452,582               9,173,541
                                                                                            -----------             -----------
                                                                                            -----------             -----------


      The accompanying notes are an integral part of this financial statement.


                     ADVANCED MATERIALS GROUP, INC.
                       CONSOLIDATED BALANCE SHEETS
                  FEBRUARY 29, 1996 AND NOVEMBER 30, 1995
                  ---------------------------------------
                             ($ in thousands)

                                                                                     February 29,                      November 30,
                                                                                        1996                              1995
                                                                                     ------------                      ------------

ASSETS
Current Assets:
    Cash                                                                                     $356                              $66
    Available-for-sale securities                                                             132                               88
    Accounts and notes receivable                                                           1,729                            1,484
    Inventories                                                                             1,536                            2,096
    Prepaid expenses                                                                          131                              108
    Other                                                                                   1,576                              154
                                                                                     ------------                      ------------
        Total Current Assets                                                                5,460                            3,996
                                                                                     ------------                      ------------

Fixed assets, net of accumulated
   depreciation of $1,423 and $1,270 at
   February 29, 1996 and November 30,1995
   respectively                                                                             2,353                            2,480

Goodwill, net                                                                               2,728                            2,783

Available-for-sale securities                                                               1,748                            3,322

Other assets                                                                                  458                              485
                                                                                     ------------                      ------------
                                                                                          $12,747                          $13,066
                                                                                     ------------                      ------------
                                                                                     ------------                      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                                          $916                           $1,524
   Accrued expenses                                                                           798                              955
   Notes payable                                                                              959                            1,119
   Current portion of long-term debt                                                          447                              466
                                                                                     ------------                      ------------
           Total Current Liabilities                                                        3,120                            4,064
                                                                                     ------------                      ------------

Long-Term Debt:
   Notes payable and other long-term debt                                                   3,535                            3,555
   Deferred compensation                                                                    1,312                            1,283
   Convertible debentures                                                                     535                              535
                                                                                     ------------                      ------------
           Total Long-Term Debt                                                             5,382                            5,373
                                                                                     ------------                      ------------

Shareholders' equity:
   Preferred stock - $.001 par value;
       5,000,000 shares authorized; no shares
       issued or outstanding                                                             ----                             ----
   Common stock - $.001 par value;
       25,000,000 shares authorized;
       10,450,316 and 9,173,541 shares
       issued and outstanding at February 29,
       1996 and November 30, 1995
       respectively                                                                             7                                7
   Paid in capital                                                                         10,195                            9,495
   Accumulated deficit                                                                      (7,046)                          (7,904)
   Unrealized holding gain on available-for-sale
      securities                                                                            1,089                            2,031
                                                                                     ------------                      ------------
          Total Shareholders' Equity                                                        4,245                            3,629
                                                                                     ------------                      ------------

                                                                                          $12,747                          $13,066
                                                                                     ------------                      ------------
                                                                                     ------------                      ------------

The accompanying notes are an integral part of this financial statement.

                                   ADVANCED MATERIALS GROUP, INC.
                            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995
                     ----------------------------------------------------------
                                          ($ in thousands)


                                                                                                        Three Months
                                                                                                    Ended February 29/28
                                                                                       ------------------------------------------
                                                                                          1996                            1995
                                                                                       -----------                     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                            $859                          ($450)
Adjustments to net income (loss)                                                           (1,061)                           253
Net changes in assets and liabilities                                                      (1,887)                        (1,109)
                                                                                       ----------                      ----------

NET CASH USED BY OPERATING
ACTIVITIES                                                                                 (2,089)                        (1,306)
                                                                                       ----------                      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                          (27)                           (81)
Proceeds from sales of securities                                                           1,877                           ---
Other                                                                                           0                          1,509
                                                                                       ----------                      ----------

NET CASH PROVIDED BY INVESTING
ACTIVITIES                                                                                  1,850                          1,428
                                                                                       ----------                      ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net
of offering costs                                                                             700                            (62)
Net change in short-term borrowings                                                          (131)                           678
Payments of debt                                                                              (39)                          (759)
                                                                                       ----------                      ----------

NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES                                                                                    530                           (143)
                                                                                       ----------                      ----------
NET INCREASE (DECREASE) IN CASH                                                               291                            (21)
CASH AT BEGINNING OF PERIOD                                                                    66                             50
                                                                                       ----------                      ----------

CASH AT END OF PERIOD                                                                        $357                            $29
                                                                                       ----------                      ----------
                                                                                       ----------                      ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
Cash paid during the period for:
     Interest                                                                                $172                           $156
                                                                                       ----------                      ----------
                                                                                       ----------                      ----------
     Income Taxes                                                                              $2                             $2
                                                                                       ----------                      ----------
                                                                                       ----------                      ----------






    The accompanying notes are an integral part of this financial statement.

NOTES TO FINANCIAL STATEMENTS

1 The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1996; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2 On December 22, 1995 the Company issued 1,260,807 shares of its common stock valued at $0.55 per share to a lender/shareholder for $700,000 in cash. In conjunction with the transaction, the Company granted the shareholder warrants to acquire an additional 30,000 shares of its common stock at an exercise price of $0.75 per share, expiring December, 2000.

3 On December 22, 1995 a line of credit with a lender/shareholder was amended to increase the maximum borrowings to $1,000,000, and to increase the interest rate to 5% per annum over the prime rate as published by the Wall Street Journal. The termination date of the line was also extended to June 30, 1997. The collateral held by the lender/shareholder was increased from 800,000 shares of Innovative Technologies, Inc. ("IT") to 1,000,000 shares.

4 In December, 1995 the Company sold 16 shares of Time Release Sciences, Inc. to an unrelated individual for $32,000. The Company had previously recorded a loss of $256,000 in fiscal year 1994 to write off the investment.

5 On January 30, 1996 the Company sold 250,000 shares of IT for an aggregate price of $402,567. On February 28, 1996 the Company sold an additional 1,000,000 shares of IT for an aggregate price of $1,431,337. On the February 29, 1996 consolidated balance sheet, the Company classified this receivable as other in current assets. These sales reduce the number of IT shares held as an investment to 1,254,504, of which 1,000,000 shares are held as collateral under a line of credit with a lender/shareholder. See note 3.

6 In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified its investments as available-for-sale. At
   December 1, 1995 the net unrealized gain associated with available-for-sale investments of $2,031,000 was included in Retained earnings. The net unrealized gain included in retained earnings at February 29, 1996 amounted to $1,089,000. During the three-month period ended February 29, 1996, $1,037,000 of gain was realized on the IT transactions and $95,000 of unrealized gain on the remaining available-for-sale investments was recorded.

7 Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the Annual Report on Form 10-KSB. During the three-month period ended February 29, 1996 the Company settled its portion of a class action lawsuit originally brought against Wilshire Technologies, Inc. that had been expanded to include the Company in August 1994. Under the settlement, the Company was released from all past or potential future claims brought by the plaintiffs and was not required to pay any cash, stock or other monetary consideration.

8 Earnings (loss) per common share equals net earnings (loss) divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. The 7 1/2% convertible debentures were determined, at the time of issuance, to not be common stock equivalents, and accordingly, are not included in earnings (loss) per share calculations for either period. Stock options and warrants are not included in the loss per share calculation for the three-month period ended
   February 28, 1995 because they would have been anti-dilutive. Primary and fully diluted earnings per share for the three-month period ended February 29, 1996 were approximately the same.

9 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The disclosure requirements for the Company required by Statement 123 are effective for financial statements issued after fiscal year 1996.

                MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

Net income for the first quarter was $859,000, or $0.08 per share, versus a net loss of $450,000, or $0.05 per share, for the first quarter of fiscal year 1995. The results for the current quarter include a gain of 1,279,000 from the Company's sale of investments in securities. Excluding this one-time gain, the Company incurred a net loss of $420,000 for the first quarter of fiscal year 1996, a 7% improvement over the comparable quarter of last year. Sales for the first quarter of fiscal year 1996 rose 5% to $3.8 million from $3.6 million in the same period a year ago.

The increase in sales came primarily through growth in existing customer accounts, as customers completed reductions in their inventory levels and began accepting deliveries at a higher rate.

The improvement in net income, excluding the one-time gains, was due largely to the stabilization of raw materials prices. Gross profit margins increased to 16.3% in the first quarter of fiscal year 1996 from 13.1% in the first quarter of fiscal year 1995, reflecting a 31% increase in gross profit.

On March 4, 1996 the Company announced that its specialty materials fabrication plants in Rancho Dominguez, California, and Tualatin, Oregon were certified ISO 9002. All of the Company's specialty materials fabrication plants have now received ISO 9002 certification.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The disclosure requirements for the Company required by Statement 123 are effective for financial statements issued after fiscal year 1996.

LIQUIDITY

The Company took several actions during the quarter to enhance its ability to fund future growth in new and existing markets and strengthen its balance sheet.

In a private placement, on December 22, 1995, to Trilon Dominion Partners, L.L.C. ("Trilon"). Under the terms of the private placement, Trilon received 1,260,807 newly issued shares of stock plus equity warrants to acquire an additional 30,000 shares of stock for an aggregate purchase price of $700,000. On the same date, the company received an expansion of its existing line of credit with Trilon from $700,000 to $1 million. In connection with the credit line expansion, the Company granted warrants to acquire 60,000 shares of the Company's stock and warrants to acquire an additional 30,000 shares subject to certain loan payment provisions. As a result of these transactions, Trilon now controls 34.5% of the Company.

In December, 1995 the Company sold 16 shares of Time Release Sciences, Inc. to an unrelated individual for $32,000.

On January 30, 1996 the Company sold 250,000 shares of Innovative Technologies, Inc. ("IT"), the Company's United Kingdom-based research and development partner, for an aggregate price of $402,567. On February 28, 1996 the Company sold an additional 1,000,000 shares of IT for an aggregate price of $1,431,337. The Company retains an equity position of 1,254,504, or 4.0% of IT's outstanding shares, as well as the worldwide marketing rights to ISYS, the breathable waterproofing fabric polymer coating the companies are jointly developing and currently testing in the United Kingdom.

The Company used the proceeds from these transactions to increase working capital and reduce its outstanding credit line debt.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits - None

 (b) Reports  - None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ADVANCED MATERIALS GROUP, INC.

                                  /s/ J. Douglas Graven
                                  --------------------------
Date:  April 12, 1996             J. DOUGLAS GRAVEN
                                  Vice President and CFO