Form 10QSB
period 1996-05-31
ADVANCED MATERIALS GROUP INC
filed 1996-07-15
CIK 806514

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-QSB

(Check One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996.

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

                                 (310) 537-5444
                (Issuer's telephone number, including area code)
                            ------------------------

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

      COMMON STOCK, $.001 PAR VALUE, 10,450,316 SHARES AS OF JULY 1, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I -- FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      MAY 31,                MAY 31,
                                               ---------------------  ---------------------
                                                  1996       1995        1996       1995
                                               ----------  ---------  ----------  ---------
                                               (UNAUDITED)            (UNAUDITED)

Net sales....................................      $3,854     $4,143      $7,664     $7,788
Cost of sales................................       3,281      3,559       6,469      6,728
                                               ----------  ---------  ----------  ---------
  Gross profit...............................         573        584       1,195      1,060
Operating expenses:
  Selling, general and administrative........         644        639       1,363      1,289
  Research, development and engineering......          20         20          37         38
  Intangible asset amortization..............          73         87         147        174
                                               ----------  ---------  ----------  ---------
    Total operating expenses.................         737        746       1,547      1,501
                                               ----------  ---------  ----------  ---------
Operating (loss).............................        (164)      (162)       (352)      (441)
                                               ----------  ---------  ----------  ---------
Other income (expense):
  Interest expense...........................        (184)      (221)       (405)      (414)
  Gain on sale of stock......................       2,463     --           3,742     --
  Gain on stock rights.......................         572                    572
  Other, net.................................           9          3           2         28
                                               ----------  ---------  ----------  ---------
                                                    2,860       (218)      3,911       (386)
                                               ----------  ---------  ----------  ---------
Earnings (loss) before income taxes..........       2,696       (380)      3,559       (827)
Income tax provision.........................         153     --             157          3
                                               ----------  ---------  ----------  ---------
Earnings (loss) after income taxes...........      $2,543      $(380)     $3,402      $(830)
                                               ----------  ---------  ----------  ---------
                                               ----------  ---------  ----------  ---------
Earnings (loss) per share of common stock....       $0.24     $(0.04)      $0.33     $(0.09)
                                               ----------  ---------  ----------  ---------
                                               ----------  ---------  ----------  ---------
Average number of common and common stock
 equivalent shares used in primary
 calculation.................................  10,450,316  9,173,541  10,299,776  9,173,541
                                               ----------  ---------  ----------  ---------
                                               ----------  ---------  ----------  ---------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ IN THOUSANDS)
                                     ASSETS

                                                                                    NOVEMBER
                                                                        MAY 31,        30,
                                                                         1996         1995
                                                                      -----------  -----------
                                                                      (UNAUDITED)
Current assets:
  Cash..............................................................   $     135    $      68
  Available-for-sale securities.....................................         150           88
  Accounts and notes receivable, net of allowance for doubtful
   accounts of $138 at May 31, 1996 and $127 at November 30, 1995...       2,075        1,484
  Inventories.......................................................       1,964        2,096
  Prepaid expenses..................................................         118          108
  Other.............................................................       3,223          154
                                                                      -----------  -----------
    Total current assets............................................       7,665        3,998
                                                                      -----------  -----------
  Fixed assets, net of accumulated depreciation of $1,514 and $1,270
   at May 31, 1996 and November 30, 1995 respectively...............       2,258        2,480
Goodwill, net.......................................................       2,674        2,783
Available-for-sale securities.......................................      --            3,322
Other assets........................................................         432          485
                                                                      -----------  -----------
                                                                       $  13,029    $  13,066
                                                                      -----------  -----------
                                                                      -----------  -----------
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $   1,480    $   1,524
  Accrued expenses..................................................         683          955
  Notes payable.....................................................      --            1,119
  Current portion of long-term debt.................................       1,187          466
                                                                      -----------  -----------
    Total current liabilities.......................................       3,350        4,064
                                                                      -----------  -----------
Long-term debt:
  Notes payable and other long-term debt............................       1,977        3,555
  Deferred compensation.............................................       1,341        1,283
  Convertible debentures............................................         535          535
                                                                      -----------  -----------
    Total long-term debt............................................       3,853        5,373
                                                                      -----------  -----------
Shareholders' equity:
  Preferred stock -- $.001 par value; 5,000,000 shares authorized;
   no shares issued or outstanding..................................      --           --
  Common stock -- $.001 par value; 25,000,000 shares authorized;
   10,450,316 and 9,173,541 shares issued and outstanding at
   May 31, 1996 and November 30, 1995 respectively..................           7            7
  Paid in capital...................................................      10,195        9,495
  Accumulated deficit...............................................      (4,350)      (7,904)
  Unrealized holding gain on available-for-sale securities..........         (26)       2,031
                                                                      -----------  -----------
    Total shareholders' equity......................................       5,826        3,629
                                                                      -----------  -----------
                                                                       $  13,029    $  13,066
                                                                      -----------  -----------
                                                                      -----------  -----------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                              THREE MONTHS           SIX MONTHS
                                                                             ENDED MAY 31,         ENDED MAY 31,
                                                                          --------------------  --------------------
                                                                            1996       1995       1996       1995
                                                                          ---------  ---------  ---------  ---------
Cash flows from operating activities
  Net income (loss).....................................................  $   2,695  $    (380) $   3,554  $    (830)
  Adjustments to net income (loss)......................................     (2,774)       261     (3,835)       514
  Net changes in assets and liabilities.................................     (1,952)       448     (3,839)      (661)
                                                                          ---------  ---------  ---------  ---------
Net cash provided (used) by operating activities........................     (2,031)       329     (4,120)      (977)
                                                                          ---------  ---------  ---------  ---------
Cash flows from investing activities
  Capital expenditures..................................................       (108)      (248)      (135)      (329)
  Proceeds from sales of securities.....................................      3,094     --          4,971     --
  Proceeds from stock rights............................................        572     --            572     --
  Other.................................................................     --              3     --          1,512
                                                                          ---------  ---------  ---------  ---------
Net cash provided (used) by investing activities........................      3,558       (245)     5,408      1,183
                                                                          ---------  ---------  ---------  ---------
Cash flows from financing activities
  Proceeds from sale of common stock, net of offering costs.............     --             (8)       700        (68)
  Net change in borrowings..............................................        189         (7)        58        671
  Payments of debt......................................................     (1,937)       (39)    (1,976)      (798)
                                                                          ---------  ---------  ---------  ---------
Net cash (used) by financing activities.................................     (1,748)       (52)    (1,218)      (195)
                                                                          ---------  ---------  ---------  ---------
Net increase (decrease) in cash.........................................       (221)        32         69         11
Cash at beginning of period.............................................        358         29         66         50
                                                                          ---------  ---------  ---------  ---------
Cash at end of period...................................................  $     135  $      61  $     135  $      61
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest..............................................................  $     257  $     165  $     429  $     321
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------
  Income taxes..........................................................  $       3  $  --      $       5  $       3
                                                                          ---------  ---------  ---------  ---------
                                                                          ---------  ---------  ---------  ---------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

1. The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes therein included in the Company's latest Annual Report on Form 10-KSB.

   Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1996; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2. On December 22, 1995 the Company issued 1,260,807 shares of its common stock valued at $0.55 per share to a lender/shareholder for $700,000 in cash. In conjunction with the transaction, the Company granted the shareholder warrants to acquire an additional 30,000 shares of its common stock at an exercise price of $0.75 per share, expiring December, 2000.

3. On December 22, 1995 a line of credit with a lender/shareholder was amended to increase the maximum borrowings to $1,000,000, and to increase the interest rate to 5% per annum over the prime rate as published by the Wall Street Journal. The termination date of the line was also extended to June 30, 1997. The collateral held by the lender/shareholder was increased from 800,000 shares of Innovative Technologies, Inc. ("IT") to 1,000,000 shares. The Company prepaid the $700,000 borrowed against the credit line on March
    19. In May, the lender/shareholder released the 1,000,000 shares of IT held as collateral.

4. In December, 1995 the Company sold 16 shares of Time Release Sciences, to an unrelated individual for $32,000. The Company had previously recorded a loss of $256,000 in fiscal year 1994 to write off the investment.

5. On January 30, 1996 the Company sold 250,000 shares of IT for an aggregate price of $402,567. On February 28, 1996 the Company sold an additional 1,000,000 shares of IT for an aggregate price of $1,431,337. May 28, 1996 the Company sold 1,254,000 shares of IT for an aggregate price of $3,116,145. On the May 31, 1996 consolidated balance sheet, the Company classified this receivable as other in current assets. These sales reduce the number of IT shares held as an investment to zero.

6. In accordance with Statement of Financial Accounting Standards No. 115, the Company has classified its investments as available-for-sale. At December 1, 1995 the net unrealized gain associated with available-for-sale investments of $2,031,000 was included in retained earnings. The net unrealized loss included in retained earnings at May 31, 1996 amounted to $26,000. During the six-month period ended May 31, 1996, $2,169,580 of gain was realized on the IT transactions and $62,650 of unrealized gain on the remaining available-for-sale investments was recorded.

7. Legal proceedings to which the Company is a party are discussed in Part I Legal Proceedings, in the Annual Report on Form 10-KSB. During the six-month period ended May 31, 1996 the Company settled its portion of a class action lawsuit originally brought against Wilshire Technologies, Inc. that had been expanded to include the Company in August, 1994. Under the settlement, the Company was released from all past or potential future claims brought by the plaintiffs was not required to pay any cash, stock or any other monetary consideration.

8. Earnings (loss) per common share equals net earnings (loss) divided by the average number of common shares outstanding, after giving effect to dilutive stock options and warrants. The 7 1/2%

                         ADVANCED MATERIALS GROUP, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED) convertible debentures were determined at the time of issuance, to not be common stock equivalents, and accordingly, are not included in earnings
    (loss) per share calculations for either period. Stock options and warrants are not included in the earnings (loss) per share calculation for the six or three-month periods ended May 31, 1995 because they would have been anti-dilutive. Primary and fully diluted earnings for the six-month and three-month periods ended May 31, 1996 were substanially the same.

9. The Company signed a letter of intent on June 18 to purchase the assets of a Colorado based foam fabricator. Final terms of the transaction are still under negotiation. The acquisition would be funded by internal cashflow.

10. The Company concluded negotiations with Wilshire Technologies on July 3 to retire the Company's Note Payable at a discount. The settlement will result in a one-time gain of approximately $525,000 in the third quarter of fiscal year 1996.

11. The Financial Accounting Standards Board has issued Statement of Financial Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The disclosure requirements for the Company required by Statement 123 are effective for financial statements issued after fiscal year 1996.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    Sales for the second quarter of 1996 were $3,854,000 compared to $4,143,000 for the same period a year ago. Year-to-date sales were slightly lower. Fiscal 1996 sales were $7,664,000, while sales for the comparable period in fiscal year 1995 were $7,788,000. The Company attributes both the quarter and year-to-date sales declines to a significant shift in product mix with slowing sales in auto, medical and contamination control product lines that were offset in part by growth in sales of products to the computer industry, production on which began ramping-up during the second quarter. Gross profit for both the quarter and six-month periods was favorably influenced by the shift in product mix.

    Net income for the second quarter was $2,543,000, or $0.24 per share versus a loss of $380,000, or $0.04 per share for the second quarter of fiscal year 1995. The results for the current quarter include a gain of $2,463,000 from the Company's sale of investments in securities and a gain of $572,000 on stock rights. Excluding these one-time gains, net of alternative minimum tax provision, Advanced Materials had a net loss of $340,000 for the second quarter of fiscal year 1996, a 12% improvement over the comparable quarter of last year.

    For the first six months of fiscal 1996, net income was $3,402,000, or $0.33 per share, compared to a loss of $830,000, or $0.09 per share for the year ago period. The results for the first six months of fiscal year 1996 include one-time gains totalling $3,742,000 from the Company's sale of investments in securities and a gain of $572,000 on stock rights. Excluding these one-time gains, net of the alternative minimum tax provision, Advanced Materials incurred a loss of $760,000 for the first six months of the fiscal year, a 9% improvement over the same period a year ago. This was mainly due to positive shifts in the sales mix offset by higher selling expense.

    On March 4, 1996 the Company announced that its specialty materials fabrication plants in Rancho Dominguez, California, and Tualatin, Oregon were certified ISO 9002. All of the Company's specialty materials fabrication plants have now received ISO 9002 certification.

    The Company concluded negotiations with Wilshire Technologies on July 3 to retire the Company's Note Payable at a discount. The settlement will result in a one-time gain of approximately $525,000 in the third quarter of fiscal year 1996.

    The Company signed a letter of intent on June 18 to purchase the assets of a Colorado based foam fabricator. Final terms of the transaction are still under negotiation. The acquisition would be funded by internal cashflows.

    The Financial Accounting Standards Board has issued Statement of Financial Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The disclosure requirements for the Company required by Statement 123 are effective for financial statements issued after fiscal year 1996.

LIQUIDITY

    The Company has taken several actions during the year to enhance its ability to fund future growth in new and existing markets and strengthen its balance sheet.

    In a private placement, on December 22, 1995, to Trilon Dominion Partners, L.L.C. ("Trilon"). Under the terms of the private placement, Trilon received 1,260,807 newly issued shares of stock plus equity warrants to acquire an additional 30,000 shares of stock for an aggregate purchase price of $700,000. On the same date, the company received an expansion of its existing line of credit with Trilon from $700,000 to $1 million. In connection with the credit line expansion, the Company granted warrants to acquire 60,000 shares of the Company's stock and warrants to acquire an additional 30,000 shares subject to certain loan payment provisions. As a result of these transactions, Trilon now controls 34.5% of the Company. The Company prepaid the $700,000 borrowed against the credit line on March 19. In May, Trilon released the 1,000,000 shares of IT held as collateral.

    In December, 1995 the Company sold 16 shares of Time Release Sciences, Inc. to an unrelated individual for $32,000.

    On January 30, 1996 the Company sold 250,000 shares of IT for an aggregate price of $402,567. On February 28, 1996 the Company sold an additional 1,000,000 shares of IT for an aggregate price of $1,431,337. May 28, 1996 the Company sold 1,254,000 shares of IT for an aggregate price of $3,116,145. On the May 31, 1996 consolidated balance sheet, the Company classified this receivable as other in current assets. These sales reduce the number of IT shares held as an investment to zero. The Company retains the worldwide marketing rights to ISYS, the breathable waterproofing fabric polymer coating the companies are jointly developing and currently testing in the United Kingdom.

    The Company concluded negotiations with Wilshire Technologies on July 3 to retire the Company's Note Payable at a discount. The settlement will result in a one-time gain of approximately $525,000 in the third quarter of fiscal year 1996.

    The Company signed a letter of intent on June 18 to purchase the assets of a Colorado based foam fabricator. Final terms of the transaction are still under negotiation. The acquisition would be funded by internal cashflows.

    The Company used the proceeds from these transactions to increase working capital and reduce its outstanding credit line debt.

    The Company is currently negotiating a restructuring of its asset-based lending agreement, which expires on November 1, 1996, with several lenders. We believe we will be successful in completing the agreement of more favorable terms for the Company. This plan is part of management's efforts designed to strengthen the balance sheet and enhance the Company's ability to continue its planned growth. Interest expense is projected to be significantly lower in 1996. The Company believes it has adequate cashflow from operations and existing credit facilities to meet all funding requirements over the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials has shifted its marketplace strategy to place primary marketing emphasis on the computer and related products niche. The Company is beginning to see positive results from that shift in emphasis in terms of sales mix and gross margins. The Company has sufficient orders from OEMs to believe that sales will grow substantially in the second half of the year, with sales for the year to be up from 10% to 15%.

    The Company is currently negotiating a restructuring of its asset-based lending agreement, which expires on November 1, 1996, with several potential lenders. The Company believes it will be successful in completing the agreement on more favorable terms. This plan is part of management's efforts to strengthen the Company's balance sheet and improve its ability to continue its planned growth. As a result of the afore mentioned debt reduction moves the Company expects interest expense to be significantly lower for fiscal year 1996.

    The statements contained in previous "Business Outlook" are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed, among the other factors that could cause actual results to differ materially are the following: general business conditions, competitive factors, concentration of sales in markets and customers, concentration of raw material suppliers, delays or cancellations in orders, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Shareholders held on May 8, 1996 the following individuals were elected to the Board of Directors:

                                                                   VOTES FOR   VOTES WITHHELD
                                                                  -----------  --------------
Mr. William J. Hopke............................................    5,735,461      4,714,855
Mr. Steve F. Scott..............................................    5,735,461      4,714,855
Mr. Michael A. Ledeen...........................................    5,735,461      4,714,855
Mr. N. Price Paschall...........................................    5,735,461      4,714,855
Mr. Allan H. Meltzer............................................    5,735,461      4,714,855

    The following proposal was approved at the Company's Annual Meeting:

                                                          AFFIRMATIVE  NEGATIVE      VOTES
                                                             VOTES       VOTES     WITHHELD
                                                          -----------  ---------  -----------
1. Reapproval of the 1993 Stock Option Plan.............    3,160,663     78,512    7,211,141

ITEM 5.  OTHER INFORMATION

    On May 8, 1996, Mr. William J. Hopke resigned as Chairman of the Board. Mr. Steve F. Scott, the Company's President and Chief Executive Officer, was elected as Chairman of the Board.

    Mr. Michael A. Ledeen, Mr. N. Price Paschall and Mr. Allan H. Meltzer were elected to serve as the Company's Audit Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits -- None

    (b) Reports -- None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVANCED MATERIALS GROUP, INC.

                                          By:        /S/ J. DOUGLAS GRAVEN

                                             -----------------------------------
                                                      J. Douglas Graven
                                                   VICE PRESIDENT AND CFO
                                              (PRINCIPAL FINANCIAL OFFICER AND
                                                PRINCIPAL ACCOUNTING OFFICER)