Form 10QSB
period 1996-08-31
ADVANCED MATERIALS GROUP INC
filed 1996-09-27
CIK 806514

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-QSB

(Check One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996.

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

   COMMON STOCK, $.001 PAR VALUE, 10,450,316 SHARES AS OF SEPTEMBER 24, 1996.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I--FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS
                   ($ IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                  AUGUST 31                  AUGUST 31
                                          -------------------------  -------------------------
                                              1996          1995         1996          1995
                                          ------------   ----------  ------------   ----------
                                          (UNAUDITED)                (UNAUDITED)
Net sales...............................  $      4,593   $    3,850  $     12,257   $   11,638
Cost of sales...........................         3,785        3,355        10,254       10,083
                                          ------------   ----------  ------------   ----------
  Gross profit..........................           808          495         2,003        1,555
Operating expenses:
  Selling, general and administrative...           646          708         2,009        1,997
  Research, development and
    engineering.........................            21           19            58           57
  Intangible asset amortization.........            74           95           221          269
                                          ------------   ----------  ------------   ----------
  Total operating expenses..............           741          822         2,288        2,323
                                          ------------   ----------  ------------   ----------
Operating income (loss).................            67         (327)         (285)        (768)
                                          ------------   ----------  ------------   ----------
Other income (expense):
  Interest expense......................          (105)        (204)         (510)        (618)
  Gain (loss) on sale of stock..........           (27)      --             3,715       --
  Gain on stock rights..................       --            --               572       --
  Other, net............................             7       --                 9           28
                                          ------------   ----------  ------------   ----------
                                                  (125)        (204)        3,786         (590)
                                          ------------   ----------  ------------   ----------
Earnings (loss) before income taxes and
  extraordinary item....................           (58)        (531)        3,501       (1,358)
                                          ------------   ----------  ------------   ----------
Income tax provision....................       --            --               157            3
                                          ------------   ----------  ------------   ----------
Earnings (loss) before extraordinary
  item..................................           (58)        (531)        3,344       (1,361)
                                          ------------   ----------  ------------   ----------
Extraordinary income on retirement of
  debt, net of income tax of $18........           508       --               508       --
                                          ------------   ----------  ------------   ----------
Earnings (loss) after income taxes and
  extraordinary item....................  $        450   $     (531) $      3,852   $   (1,361)
                                          ------------   ----------  ------------   ----------
                                          ------------   ----------  ------------   ----------
Earnings (loss) per share of Common
  Stock
  Earnings (loss) before extraordinary
    item................................  $      (0.01)  $    (0.06) $       0.32   $    (0.15)
  Extraordinary item....................          0.05       --              0.05       --
                                          ------------   ----------  ------------   ----------
    Earnings (loss) per share...........  $       0.04   $    (0.06) $       0.37   $    (0.15)
                                          ------------   ----------  ------------   ----------
                                          ------------   ----------  ------------   ----------
Average Number of Common and Common
  Stock Equivalent Shares used in
  Primary Calculation...................    10,450,316    9,173,541    10,350,139    9,173,541
                                          ------------   ----------  ------------   ----------
                                          ------------   ----------  ------------   ----------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                ($ IN THOUSANDS)
                                     ASSETS

                                                                                            AUGUST 31,    NOVEMBER 30,
                                                                                               1996           1995
                                                                                            -----------   ------------
                                                                                            (UNAUDITED)
Current assets:
  Cash....................................................................................    $ 1,764       $    66
  Available-for-sale securities...........................................................     --                88
  Accounts and notes receivable, net of allowance for doubtful accounts of $102 at August
    31, 1996 and $127 at November 30,1995.................................................      2,273         1,484
  Inventories.............................................................................      2,176         2,096
  Prepaid expenses........................................................................         80           108
  Other...................................................................................        279           154
                                                                                            -----------   ------------
    Total Current Assets..................................................................      6,572         3,996
                                                                                            -----------   ------------
  Fixed assets, net of accumulated depreciation of $1,672 and $1,270 at August 31, 1996
    and November 30,1995 respectively.....................................................      2,182         2,480
Goodwill, net.............................................................................      2,619         2,783
Available-for-sale securities.............................................................     --             3,322
Other assets..............................................................................        552           485
                                                                                            -----------   ------------
                                                                                              $11,925       $13,066
                                                                                            -----------   ------------
                                                                                            -----------   ------------

                                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................    $ 1,670       $ 1,524
  Accrued expenses........................................................................        751           955
  Notes payable...........................................................................     --             1,119
  Current portion of long-term debt.......................................................      1,389           466
                                                                                            -----------   ------------
    Total Current Liabilities.............................................................      3,810         4,064
                                                                                            -----------   ------------
Long-Term Debt:
  Notes payable and other long-term debt..................................................         60         3,555
  Deferred compensation...................................................................      1,370         1,283
  Convertible debentures..................................................................        535           535
                                                                                            -----------   ------------
    Total Long-Term Debt..................................................................      1,965         5,373
                                                                                            -----------   ------------
Shareholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued or
    outstanding...........................................................................     --            --
  Common stock--$.001 par value; 25,000,000 shares authorized; 10,450,316 and 9,737,996
    shares issued and outstanding at August 31, 1996 and November 30, 1995 respectively...          7             7
  Paid in capital.........................................................................     10,195         9,495
  Accumulated deficit.....................................................................     (4,052)       (7,904)
  Unrealized holding gain on available-for-sale securities................................     --             2,031
                                                                                            -----------   ------------
    Total shareholders' equity............................................................      6,150         3,629
                                                                                            -----------   ------------
                                                                                              $11,925       $13,066
                                                                                            -----------   ------------
                                                                                            -----------   ------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                             THREE MONTHS     NINE MONTHS
                                                                                                ENDED            ENDED
                                                                                              AUGUST 31,       AUGUST 31,
                                                                                            --------------  ----------------
                                                                                             1996    1995    1996     1995
                                                                                            -------  -----  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................................................  $   450  $(531) $ 3,852  $(1,361)
Adjustments to net income (loss)..........................................................     (276)   282   (4,111)     796
Net changes in assets and liabilities.....................................................    2,692    236     (996)    (425)
                                                                                            -------  -----  -------  -------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........................................    2,866    (13)  (1,255)    (990)
                                                                                            -------  -----  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures......................................................................      (82)  (112)    (217)    (441)
Proceeds from sales of securities.........................................................      155   --      5,126    --
Proceeds from stock rights................................................................    --      --        572    --
Other.....................................................................................     (150)   (28)    (150)   1,484
                                                                                            -------  -----  -------  -------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES..........................................      (77)  (140)   5,331    1,043
                                                                                            -------  -----  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net of offering costs.................................    --      --        700      (68)
Net change in borrowings..................................................................       29    141       87      812
Payments of debt..........................................................................   (1,189)   (36)  (3,165)    (834)
                                                                                            -------  -----  -------  -------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........................................   (1,160)   105   (2,378)     (90)
                                                                                            -------  -----  -------  -------
NET INCREASE (DECREASE) IN CASH...........................................................    1,629    (48)   1,698      (37)
CASH AT BEGINNING OF PERIOD...............................................................      135     61       66       50
                                                                                            -------  -----  -------  -------
CASH AT END OF PERIOD.....................................................................  $ 1,764  $  13  $ 1,764  $    13
                                                                                            -------  -----  -------  -------
                                                                                            -------  -----  -------  -------
Supplemental disclosures of cash flow information
Cash paid during the period for:
  Interest................................................................................  $   127  $ 155  $   556  $   489
                                                                                            -------  -----  -------  -------
                                                                                            -------  -----  -------  -------
  Income taxes............................................................................  $   120  $--    $   125  $     3
                                                                                            -------  -----  -------  -------
                                                                                            -------  -----  -------  -------

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

3. On December 22, 1995 a line of credit with a lender/shareholder was amended to increase the maximum borrowings to $1,000,000, and to increase the interest rate to 5% per annum over the prime rate as published by the Wall Street Journal. The termination date of the line was also extended to June 30, 1997. The collateral held by the lender/shareholder was increased from 800,000 shares of Innovative Technologies, Inc. ("IT") to 1,000,000 shares. The Company prepaid the $700,000 borrowed against the credit line on March
    19. In May, the lender/shareholder released the 1,000,000 shares of IT held as collateral. On September 1, 1996 the credit line was terminated by the Company.

4. On January 30, 1996 the Company sold 250,000 shares of IT for an aggregate price of $402,567. On February 28, 1996 the Company sold an additional 1,000,000 shares of IT for an aggregate price of $1,431,337. On May 28,1996 the Company sold 1,254,000 shares of IT for an aggregate price of $3,116,145. These sales reduce the number of IT shares held as an investment to zero.

5. The Company concluded negotiations with Wilshire Technologies on July 3 to retire the Company's Note Payable at a discount. The early extinguishment of debt resulted in a one-time gain of $526,000, and is shown in the operating statement as an extraordinary item, net of alternative minimum income tax of $18.

6. On September 1, the Company acquired substantially all of the assets of Gasket and Molded Products, Inc., a Denver, Colorado based foam fabricator, in a transaction valued at $180,000. The Company assumed liabilities of $115,000 and paid the remaining $65,000 in cash. The acquisition was funded by internal cashflow.

7. Legal proceedings to which the Company is a party, are discussed in Part I Legal Proceedings, in the Annual Report on Form 10-KSB. During the nine-month period ended August 31,1996 the Company settled its portion of a class action lawsuit originally brought against Wilshire Technologies, Inc. that had been expanded to include the Company in August, 1994. Under the settlement, the Company was released from all past or potential future claims brought by the plaintiffs and was not required to pay any cash, stock or other monetary consideration.

8. Earnings (loss) per common share equals net earnings (loss) divided by the average number of common shares outstanding, after giving effect to dilutive stock options and warrants. The 7 1/2% convertible debentures were determined, at the time of issuance, to not be common stock equivalents, and accordingly, are not included in earnings (loss) per share calculations for either period. Stock options and warrants are not included in the earnings
    (loss) per share calculation for the nine or

                         ADVANCED MATERIALS GROUP, INC.

    three-month periods ended August 31, 1995 because they would have been anti-dilutive. Primary and fully diluted earnings for the nine-month and three-month periods ended August 31, 1996 were substantially the same.

9. The Financial Accounting Standards Board has issued Statement of Financial Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement 123"). Statement 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principle Board Opinion No. 25. The disclosure requirements for the Company required by Statement 123 are effective for financial statements issued after fiscal year 1996.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    Sales for the third quarter of 1996 were $4,593,000 compared to $3,850,000 for the same period a year ago, an increase of 19%. Year-to-date sales were up 5%. Fiscal year 1996 sales were $12,257,000, while sales for the comparable period in fiscal year 1995 were $11,638,000. The Company attributes both the quarter and year-to-date sales increases to a significant shift in product mix, with growth in sales of products to the computer peripheral industry offset in part by slowing sales in the medical and contamination control product lines, as major customers slowed orders to reduce excess inventory levels.

    Gross profit for both the quarter and nine-month periods was favorably influenced by the shift in product mix as the Company experienced production efficiency gains as a result of longer factory production runs.

    Net income for the third quarter was $450,000, or $0.04 per share versus a loss of $531,000, or $0.06 per share for the third quarter of fiscal year 1995. The results for the current quarter include extraordinary income of $508,000 from the settlement of the Company's note payable to Wilshire Technologies, Inc. Excluding this one-time gain, net of alternative minimum tax provision of $18,000, Advanced Materials posted a net loss of $58,000 for the third quarter of fiscal year 1996. The near breakeven performance compares favorably to the $531,000 loss posted for the comparable quarter of last year.

    For the first nine months of fiscal 1996, net income was $3,852,000, or $0.37 per share, compared to a loss of $1,361,000, or $0.15 per share for the year ago period. The results for the first nine months of fiscal year 1996 include one-time gains totaling $3,715,000 from the Company's sale of investments in securities, a gain of $572,000 on stock rights and $508,000 of extraordinary income from the early retirement of debt. Excluding these one-time gains, net of the alternative minimum tax provision, Advanced Materials incurred a loss of $791,000 for the first nine months of the fiscal year, a 42% improvement over the same period a year ago. The improvement in operations was mainly due to a positive shift in the sales mix, an increase in production efficiencies and a decrease in interest expense. Those improvements were partially offset by higher selling expense.

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

LIQUIDITY

    The Company has taken several actions during the year to enhance its ability to fund future growth in new and existing markets and to strengthen its balance sheet.

    During the nine month period ended August 31, 1996 the Company liquidated all securities held as investments. Sales of these securities infused $5,126,000 of cash into the Company. During the same period, the Company restructured its debt through early repayment, with reductions totaling $3,691,000. The statement of operations shows a corresponding reduction of interest expense, down $99,000 and $108,000 for the three and nine month periods, respectively. Interest expense is projected to continue at current levels.

    The remaining cash was used to increase working capital, complete the acquisition of Gasket and Molded Products, Inc. and fund operations. The Company's credit line of $2,000,000, with its primary lender, has $1,149,000 of current availability.

    The Company is currently negotiating an asset-based lending agreement with a new lender, to replace the agreement expiring November 1, 1996. The Company believes it will be successful in completing the agreement on more favorable terms to the Company. As a result, the Company terminated its $1,000,000 credit line with a lender/shareholder on September 1, 1996.

    The Company believes it has adequate cashflow from operations and proposed and or existing credit facilities to meet necessary funding requirements over the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials has shifted its marketplace strategy to place primary marketing emphasis on the computer and related products niche. The Company's operations in the three month period ending August 31, 1996 showed strong results based on this shift in emphasis in terms of sales mix and gross margins. The Company has sufficient orders from OEMs to believe that sales will continue to grow substantially in the final quarter of 1996.

    Based on current projected order releases from major customers, the sales growth is projected to continue in fiscal 1997.

    The statements contained in the previous "Business Outlook" are forward-looking statements that involve a number of risks and uncertainties. In addition to the factors discussed, among the other factors that could cause actual results to differ materially are the following: general business conditions, competitive factors, concentration of sales in markets and customers, concentration of raw material suppliers, delays or cancellations in orders, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits--None

(b) Reports--None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ADVANCED MATERIALS GROUP, INC.

                                          /s/ J. DOUGLAS GRAVEN
                                ------------------------------------------
                                            J. Douglas Graven
                                          VICE PRESIDENT AND CFO
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                 OFFICER)