Form 10KSB
period 1996-11-30
ADVANCED MATERIALS GROUP INC
filed 1997-02-28
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
           FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996.

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM              TO              .

                          COMMISSION FILE NO. 0-16401

                            ------------------------

                         ADVANCED MATERIALS GROUP, INC.

                 (Name of small business issuer in its charter)

                     NEVADA                           33-0215295
            (State of Incorporation)               (I.R.S. Employer
                                                    Identification
                                                         No.)

     20211 S. SUSANA ROAD, RANCHO DOMINQUEZ,             90221
                   CALIFORNIA
    (Address of principal executive offices)          (Zip code)

                            ------------------------

Issuer's telephone number, including area code: (310) 537-5444

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                                (Title of Class)

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were $18,306,000.

    The aggregate market value of the voting stock held by non-affiliates of the issuer on February 20, 1997 was $11,679,921. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 10,458,742 on February 20, 1997.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Advanced Materials Group, Inc. (the "Company"), through its subsidiaries and division, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AMI"), is the successor to a forty-four year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. The Company's Condor Utility Products, Inc. ("Condor") subsidiary produces specialized systems for mixing and dispensing multicomponent chemicals which, when combined, form sealants that are sold to end-users, chemical manufacturers and repackagers for use in the telecommunications and power utility industries. The Company's Performance Polymer Division plans, under license, to manufacture and market a hydrophilic polymer being developed by Innovative Technologies, Ltd. ("IT"), assuming satisfactory results are obtained in testing the product. Product testing is ongoing and the Company is unable to predict when, if ever, such new product will be commercialized.

    The Company, which was formerly known as Far West Ventures, Inc., was incorporated in Nevada in October 1986. The Company was inactive from January 1990 until April 1993, when it acquired AMI. AMI had previously been formed as a California corporation in August 1992 for the purpose of acquiring the assets of the General Foam Products division of Wilshire Technologies, Inc. ("WTI"). The assets acquired by AMI constituted a portion of the business and assets previously acquired by WTI from Wilshire Foam Products, Inc. in November 1990.

    The Company's principal executive offices are located at 20211 S. Susana Road, Rancho Dominguez, California 90221, and its telephone number is (310) 537-5444.

ACQUISITIONS

    In November 1992, AMI acquired the General Foam Products division of WTI for aggregate consideration of approximately $5,971,000, including the assumption of approximately $3,971,000 of certain liabilities of WTI related to its General Foam Products division

    In April 1993, AMI effected a reverse acquisition of the Company (formerly known as Far West Ventures, Inc.). In connection with the transaction, the Company issued 5,030,160 shares of its Common Stock to the stockholders of AMI.

    In August 1993, the Company purchased an equity interest in IT, which it has since sold. In addition, however, the Company obtained an exclusive worldwide license from IT to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes developed by IT. Product testing is ongoing and the Company is unable to predict when, if ever, such new product will be commercialized.

    In October 1993, the Company acquired all of the outstanding stock of Condor for aggregate consideration of $1,025,000, payable $640,876 in cash and the issuance of 55,975 shares of the Company's Common Stock. The Company also agreed to pay additional consideration to the sellers based upon Condor achieving specified levels of profit for subsequent calendar years, but that agreement was replaced in 1995 with a bonus plan based on operating profit performance. The Company assumed all of the obligations of Condor (other than federal income tax liabilities), which amounted to approximately $207,000 as of the closing date.

    On November 23, 1993, AMI purchased from WTI certain assets of WTI's OEM Medical Products Division that had been used in connection with the private label manufacturing of products for medical accounts. The aggregate purchase price was $2,300,000 plus the assumption of liabilities under certain executory contracts in the approximate amount of $21,000.

    On September 1, 1996 the Company entered into an asset purchase agreement with Gasket and Molded Products, Inc. ("GMP"), a Colorado corporation, and its shareholders, whereby for cash of $130,000, as adjusted, the Company acquired substantially all of the assets and assumed certain liabilities of GMP.

BUSINESS STRATEGY

    The Company's objective is to become a leading supplier of specialty polymeric and advanced materials in both domestic and foreign markets. Polymers are synthetic chemical structures used in a variety of configurations and products. The worldwide market for specialty industrial products used as components in industrial products are substantial. Management believes that manufacturers are increasingly recognizing the value in conserving or reallocating their resources by outsourcing the specialty components of their products. The Company is positioning itself in the marketplace to benefit from this trend. In addition, the Company is reviewing strategic acquisition candidates for expansion opportunities.

    The Company's long-term strategy is to penetrate foreign marketplaces by establishing fabrication plants in such areas as Malaysia, Mexico and Europe. The Company expects to launch Condor's new adhesives line in fiscal year 1997. This launch will lead to increases in revenue and profitability as the Company expands its customer base.

PRODUCTS

    The Company's AMI subsidiary manufactures a variety of specialty materials including foams, foils, films and adhesive composites, into components and finished products for the automotive, electronics, medical and consumer products markets. These products include foam inserts for computer printer cartridges, insulators used in automobile air conditioners, inking felts used in printers, water and dust seals for automobiles, computers, printers and HVAC systems, foam filters for trucks, computers and electrical humidifiers, sound attenuation foam for printers, and foam/fabric composites for cushions and padding in helmets, soft luggage and other consumer products. In addition, private label manufacturing of products for medical accounts include electrosurgical grounding pads, sponges, neck braces, kneepads and other specialty foam products. All of these products are designed and produced to meet the specifications of each customer. AMI typically provides no warranty for its products other than compliance with specifications at the time of delivery.

    The Company's Condor subsidiary produces a line of molded plastic products used for mixing and dispensing two chemical components which, when combined, react to form adhesives or foams. Condor's products include dual syringe-style cartridges and mixing nozzles. Many of these products are designed for one time use and are disposable. The products are sold primarily to the telecommunications and power utility industries and are used for such purposes as sealing duct systems containing telephone or power lines against water, debris, vapor and vermin.

    All of the products produced by AMI are manufactured to specifications furnished by its customers. Accordingly, the Company does not engage in research and development of new products. The Company has, however, acquired new and advanced equipment, an example of which is impulse sealing equipment for making foam/non-woven filters, in order to maintain production capabilities consistent with its customers' specifications.

MANUFACTURING

    AMI currently has four fabrication facilities located in Rancho Dominguez, California, Dallas, Texas, Portland, Oregon and Denver, Colorado. The Rancho Dominguez facility is approximately 56,000 square feet, the Dallas facility is approximately 65,000 square feet. The Portland facility is approximately 28,500 square feet and the Denver facility is approximately 9,000 square feet. The four current facilities serve different geographical markets. The Rancho Dominguez, Portland, and Denver facilities service a region consisting of the Western United States, Northwestern Mexico and the Pacific Rim area. The Dallas facility primarily services customers in the Southwest United States and the central and northeast border area of Mexico. The Rancho Dominguez, Dallas, Portland and Denver facilities have substantially the same equipment. The Rancho Dominguez facility also has additional equipment such as a flame laminator, a vacuum former and a heat embosser. A substantial amount of the equipment has been designed and constructed by AMI. Each site maintains a separate sales and production staff, while administration and purchasing are centralized in the Rancho Dominguez facility.

    AMI has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process which involves heating a foam or foam/ fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AMI currently produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process which involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AMI currently produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process, which involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a "glue" layer to the fabric. AMI currently uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process, which involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AMI currently produces caulking and sealing foam tape using this process. Die cutting is a process which involves the use of a match tool die in a hydraulic press to cut material. AMI currently produces a variety of products such as electrosurgical pads, EKG pads, diagnostic swabs and artificial fingernail adhesive tabs with its die cutting equipment. Slitting is a process which uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

    AMI is able to produce a variety of products for different markets by using different combinations of fabrication techniques with a wide range of materials. For example, using its slitter, pressure sensitive laminator and die cutter equipment in sequence, AMI can produce a variety of products, such as sound attenuation devices for computer printers, gaskets for hard disk drives, water seals for automotive air conditioners, inking pads and nail files. Using its slitter, flame laminating and thermoforming equipment in sequence, AMI can produce other products such as padding for helmets, mouse pads for computers, sunglass frames, holsters and back support belts.

    In addition to fabricating polyurethane and polyethylene foam, AMI fabricates other materials used in combination with foam such as fabrics, pressure sensitive adhesives and foils. AMI also fabricates plastic films, pressure sensitive adhesives and other materials not in combination with foam. This capability enables AMI to minimize its dependence on market sectors, which may be cyclical in nature.

    AMI manufactures its products for its industrial customers pursuant to customer purchase orders, most of which provide for multiple shipping release dates. This enables AMI to plan raw material purchases and production scheduling. For its largest accounts, AMI will produce a two to four week supply of products and stock them for quick delivery.

    Condor has a production facility located in Stockton, California, which is approximately 15,600 square feet. Condor currently operates one shift five days per week. Management believes this capacity is sufficient to meet current and future needs.

    Condor uses a variety of plastic component parts in its products. Most of these components are produced for Condor by subcontractors utilizing injection molds and tools designed and owned by Condor. Condor purchases the chemicals used in Condor's products in drums from chemical manufacturers. Condor assembles its products from the component parts, fills each dispenser with the proper chemicals, and kits the filled dispensers with various ancillary parts such as dispensing nozzles, protective eyeware and protective gloves. The kits are then packaged and delivered to Condor's domestic and foreign customers.

QUALITY CONTROL

    AMI, which is ISO 9002 certified at its Rancho Dominguez, Dallas and Portland facilities, maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AMI also maintains procedures for conducting quality compliance surveys of its major suppliers. AMI has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. AMI has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

SUPPLIERS

    AMI purchases raw materials primarily consisting of polyurethane foam, crosslinked polyolefin foams and pressure sensitive adhesives. Polyurethane foam accounted for approximately 48% of the raw materials purchased by AMI in fiscal 1996 and fiscal 1995. The Company's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 1996 and fiscal 1995 supplied approximately 31% and 39%, respectively, of AMI's raw materials' requirement.

    AMI is an authorized fabricating distributor for a number of raw material suppliers, including Foamex, Voltek, Avery Dennison (pressure sensitive adhesives), Zotefoam (crosslinked polyethylenes) and Ensolite (vinyl foam). Management believes that these supply arrangements, many of which have been active for 25 years or more, provide AMI with a diverse mix of raw materials at the best available prices. AMI purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to AMI could adversely affect AMI's ability to manufacture and deliver products on a timely and competitive basis. AMI purchases its raw materials on standard credit terms and considers its relationship with its suppliers to be good.

    Management believes that the loss of either Foamex or Voltek as a major supplier of foam would not have a materially adverse effect on AMI's business in the long term because other suppliers of foam could be relied upon to meet AMI's requirements at a comparable cost. However, the loss of either Foamex or Voltek would have a materially adverse effect on AMI's business in the short term (approximately three months). Management believes that the loss of any other supplier would not have a material adverse effect on AMI.

MARKETING AND SALES

    AMI's products are marketed and sold primarily to major divisions of large industrial customers, many of who are industry leaders whose products have significant market share. All of AMI's products are components or finished products manufactured to order for its industrial customers. The customer's purchase decision often involves the engineering, manufacturing and purchasing groups within the customer's management.

    AMI's eleven full-time salesmen make sales in the United States on a direct basis. Six salesmen are in the field and five salesmen provide inside sales support. The six field salesmen receive a base salary plus a commission and the five inside salesmen receive a salary. Approximately 95% of AMI's sales are made in the United States.

    AMI currently does business in a number of foreign countries including Singapore, Mexico, Taiwan, Japan, Thailand and Israel. Foreign sales, which account for approximately 5% of total 1996 and 1995 sales, are made on a direct basis and through sales agents who receive commissions. In Mexico, an AMI bilingual sales representative has been attempting to expand the market for AMI's products, and opportunities for corporate partnering are being explored.

    AMI relies primarily upon referrals by its customers and vendors and the activities of its salesmen for new business. AMI advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AMI also participates in industrial design and engineering trade shows as a means of marketing its products.

    Condor markets its products to the telecommunications and power utility industries through direct sales and a network of contract sales representatives in North America and a number of foreign countries including Mexico and England. The direct salesmen receive a salary plus bonus and the contract sales representatives receive commissions.

BACKLOG

    AMI manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At November 30, 1996 and 1995, AMI's backlog of orders believed to be firm was approximately $5,613,000 and $5,326,000, respectively.

    Condor manufactures its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At November 30, 1996 and 1995, Condor's backlog of orders, believed to be firm, was approximately $10,000.

CUSTOMERS

    AMI generally sells its products pursuant to customer purchase orders. There can be no assurance that any such customers will continue to purchase products from AMI in the future. These customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence upon one customer or one market sector. However, one customer accounted for 28% and 13% of consolidated revenues for the year ended November 30, 1996 and 1995, respectively. While AMI has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could, and in the case of its largest customer would, have an adverse effect on AMI's business

    AMI's prices are competitive with other fabricators of custom materials. AMI sales are typically made on terms which require payment of the net amount due in 30 days.

    Major customers for Condor are primarily in the telecommunications and power utility business. Condor has identified the electronics and aerospace industries as future target markets for a new line of adhesive products, which Condor has developed and is launching in fiscal 1997.

LICENSES AND PROPRIETARY RIGHTS; NEW PRODUCT

    Patents protect none of AMI's current manufacturing processes. AMI relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

    The Company has an exclusive worldwide license to market, use and sell certain industrial products utilizing proprietary polymers and processes developed by IT. Such polymers and processes are presently undergoing testing to determine their efficacy. Product testing is ongoing and the Company is unable to predict when, if ever, such new products will be commercialized. The licensed products include waterproof/ breathable fabrics, leather substitutes, barrier coatings, controlled release materials and water soluble bags. The initial product under this license which the Company has determined to manufacture and sell, subject to the outcome of product and process testing, is a waterproof/breathable coating for fabrics. Although the waterproof breathable fabric industry is intensely competitive, the Company believes that its new coating product can compete if the new coating affords improved breathability compared to existing waterproof/ breathable fabric coatings at a competitive price. In the past three years the Company has spent approximately $200,000 on research and development activities, primarily in connection with the proprietary polymers and processes originally developed by IT. The Company has absorbed such costs.

    The Company is required to prepare and provide IT with a business plan containing marketing and other information relating to the initial licensed product which must be approved by IT and updated annually by mutual consent. The Company is also required to use its best efforts to sell the initial licensed product, and IT has the right to terminate the exclusive right of the Company as to such product if no sales have been made within 12 months after IT delivers know-how or if the level of sales after 3 years is less than contemplated by the business plan. The Company must pay IT a royalty of 5% of all sales up to $2,000,000, 4% of all sales between $2,000,000 and $4,000,000 and 3% of all sales in excess of $4,000,000. In order to maintain exclusive rights, the Company must make minimum annual royalty payments to IT in an agreed upon amount in accordance with a schedule which forms a part of the business plan. The Company has not completed the business plan for the initial product as of the date of this report.

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

COMPETITION

    The custom materials fabrication industry in which AMI competes is highly competitive. High barriers to entry and fragmented competition characterize the industry. Barriers to entry are high because most of the products must be produced by customized, proprietary equipment which is designed and/or built in-house and cannot be produced with standard equipment. Most of the Company's competitors are small, privately held companies, which generally specialize in only one product or process. Three of the Company's principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Foam Molders. AMI competes primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products.

    Current competitors or new market entrants could introduce new or enhanced products with features which render AMI's products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AMI to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry. There can be no assurance that AMI will be able to keep pace with the technological demands of the market place or successfully develop new products, which are in demand by the industry.

    The market in which Condor competes is competitive. Condor competes against one large competitor, Courtaulds Aerospace, which has substantially greater financial, marketing, personnel, and other resources than Condor, and at least three smaller competitors, which supply only small segments of the market. Condor competes primarily on the basis of the quality and utility of its products rather than on the basis of price.

GOVERNMENT REGULATION

    The manufacture of certain products by AMI and Condor requires the purchase and use of chemicals and other materials, which are or may be, classified as hazardous substances. The Company and its subsidiaries do not maintain environmental impairment insurance. There can be no assurance that the Company and its subsidiaries will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

    The Company and its AMI and Condor subsidiaries are subject to regulations administered by the United States Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with federal and state agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

    The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal and state laws and regulations governing their respective operations. Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable laws and regulations.

    Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act ("OSHA"), are also applicable to the Company and its subsidiaries. The Company believes it and its subsidiaries are in substantial compliance with all material Federal, state and local laws and regulations regarding safe working conditions.

EMPLOYEES

    As of January 31, 1996, the Company and its AMI subsidiary had approximately 92 full-time employees, of whom approximately 51 were located at AMI's Rancho Dominguez, California facility, approximately 25 were located at AMI's Dallas, Texas facility, 9 were located at AMI's Portland, Oregon facility and 7 were located at AMI's Denver facility. Of AMI's full-time employees, approximately 66 are employed in manufacturing, 11 are in sales, 7 perform clerical functions and 8 perform administrative functions. AMI also utilizes the services of contract workers as needed from time to time in its manufacturing operations.

    As of January 31, 1996, Condor had 10 full-time employees. Of Condor's full-time employees, 7 are employed in production, 1 is in sales, and 2 perform administrative functions.

    The Company's Performance Polymer Division utilizes the services of consultants as needed in product development and business planning activities.

    None of the employees of the Company or its subsidiaries are presently represented by a labor union, and management considers the relationship of the Company and its subsidiaries with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California, approximately 65,000 square feet of manufacturing and office space in Dallas, Texas, approximately 28,500 square feet of manufacturing and office space in Portland, Oregon and approximately 9,000 square feet in Denver, Colorado. The Company pays rent of approximately $14,333 per month under its Rancho Dominguez lease, approximately $27,500 per month under its Dallas lease and approximately $8,000 per month under its Portland lease. The Company has subleased approximately 35,000 square feet of its Dallas facility to WTI, which WTI has attempted to assign to Horizon Medical Products ("Horizon"), for approximately $9,075 per month. The Rancho Dominguez lease expires in November 1999, the Dallas lease expires in November 2000, the Portland lease expires in February 2000 and the Denver, Colorado lease expires in March 1998.

    The Company's Condor subsidiary leases 15,600 square feet of manufacturing and office space in Stockton, California. Condor pays rent of approximately $5,000 per month under the lease, which expires in July 1999.

ITEM 3. LEGAL PROCEEDINGS.

    In October 1996, the Company was notified that it was named in a bodily injury lawsuit pending in 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AMI supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as the Company: (1) was not incorporated at the time of such implants; (2) neither the Company nor WTI has had any involvement with silicone or other breast implants; (3) neither the Company nor WTI has ever marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

    AMI currently maintains product liability insurance in the amount of $1,000,000, with excess umbrella coverage in the amount of $10,000,000. Except for the breast implant suit, no product liability claims have been made to date. However, there can be no assurance that any such claims will not be made in the future in excess of such limits or that any such claims, if successful and in excess of such limits, will not have a material adverse effect on AMI's assets and its ability to conduct its business.

    The Company's Condor subsidiary was named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. Plaintiffs alleged that Condor breached a supply contract by obtaining various molds from a competing supplier, and are seeking damages therefor. Plaintiffs are also seeking damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner (and current President). Condor filed a cross-complaint alleging that plaintiffs breached the contract. Plaintiffs received a nonbinding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs. Condor believes the plaintiff's claim to be without merit, intends to vigorously defend against the claim, and moved for declaratory relief in federal district court for the eastern district of California, and joined the actions that were the subject of claims between Condor and the plaintiffs in state court.

    In December 1996, the plaintiffs filed bankruptcy under Chapter 13 of the United States Bankruptcy Code. Accordingly, the Federal and state court actions have been stayed. The sellers of Condor have agreed to indemnify the Company with respect to any potential liability from the alleged breach of contract. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock has traded on the NASDAQ Small-Cap Stock Market ("NASDAQ") under the symbol ADMG since June 23, 1993. The high and low bid prices for the common stock for the past two fiscal years as reported by NASDAQ are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 1996                   HIGH         LOW       FISCAL 1995                   HIGH         LOW
-------------------------  ----------     -----      -------------------------  ----------     -----
                                        $
Fourth Quarter...........  $2  3/4          27/32    Fourth Quarter...........  $   29/32    $   5/16
Third Quarter............  $1  3/8      $   27/32    Third Quarter............  $1  5/16     $   13/32
Second Quarter...........  $1  13/32    $   1/2      Second Quarter...........  $   1/2      $   1/4
First Quarter............  $1  3/32     $   7/16     First Quarter............  $   27/32    $   3/8

    There were 759 stockholders of record as of February 20, 1997.

    The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The Company achieved record sales levels for fiscal 1996, posting the first profit in the Company's history. Sales for fiscal 1996 were $18,306,000 compared to $14,728,000 in fiscal 1995, an increase of 24.3%. The increase was driven by a volume increase as the Company introduced two new products. The two new products, sold to computer printer makers, accounted for approximately $3,900,000. The shift in product mix created by these new products was partially offset by slower sales in the medical and contamination control product lines.

    Gross profit was favorably impacted, as a result of the volume increases from the new product introductions. Gross profit for 1996 increased by 84%, to $4,030,000, over the year ago period. Volume increases lifted the Company above breakeven levels and created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $3,953,000 in fiscal 1996 versus $3,648,000, excluding write-down of goodwill of $719,000, in fiscal 1995. As a percent of sales, fiscal 1996 was 21.6% compared to 24.8% in fiscal 1995.

Operating expenses were higher in 1996 as the Company added two outside salesmen, an engineer and incorporated the Denver, Colorado acquisition into its operations. The salesmen were added to continue the Company's sales growth momentum, the engineer was added to support new product opportunities created by the salesforce. The addition of the Denver, Colorado facility, in September, solidifies the Company's presence in the west, opening up markets in Colorado, Utah, Idaho, Arizona and New Mexico.

    Interest expense decreased by $258,000 in fiscal 1996 as the Company restructured its balance sheet and reduced its debt by approximately $2.1 million. The decrease in interest expense is not an annualized amount, as debt reductions were made throughout the year. For a more complete discussion refer to the liquidity and capital resources section.

    Net income for fiscal 1996 was $4,184,000, or $0.39 per share compared to a loss of $2,979,000, or $0.32 per share. Fiscal 1996 results included several one-time transactions. During the year the Company sold 2,504,504 shares of IT stock and 100,240 shares of WTI stock. The stock sales took place in the first three quarters of the year and resulted in net gains totaling $3,738,000. In April 1996, the Company received approximately $572,000, in accordance with a distribution to shareholders of IT dated January 1, 1996 which granted existing shareholders of IT rights in connection with an IT United Kingdom offering. The Company recorded an extraordinary gain of $526,000, net of applicable income taxes of $18,000, from the early retirement of a note payable, which was at a substantial discount from face value. Excluding these one-time transactions the Company results would have been a loss of $634,000.

    Net income for fiscal 1995 included a one-time charge of $719,000 for the writedown of goodwill. Excluding the one-time charge, the Company would have posted a loss of $2,260,000.

    Comparing net income for fiscal 1996, excluding one-time items, compared to fiscal 1995, excluding one-time items, fiscal 1996 was a loss of $634,000 versus a loss $2,260,000 in fiscal 1995. This was an improvement of $1,626,000 or 72%.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1996 the Company made significant efforts to improve both liquidity and capital resources. On December 22, 1995, in connection with a private placement, the Company issued 1,260,807 shares of its common stock valued at $0.55 per share for $700,000 in cash.

    Management moved to liquidate its securities held as investments, liquidating all but 50,000 shares of IT. These shares were subsequently liquidated in January 1997. The sales, of these securities and stock rights, generated approximately $5,665,000 of cash. The cash from the private placement and IT securities largely funded the Company's 24.3% increase in sales discussed in the operations section.

    Management moved to restructure debt through early retirement, scheduled retirements and debt restructuring. In March 1996 the Company paid down $700,000 of credit line debt, the credit line was cancelled in September 1996. The credit line reduction saved approximately $60,000 in interest in fiscal 1996. In July 1996 the Company retired a $1,700,000 note payable due on December 3, 1997. The note was retired at a substantial discount resulting in a $526,000 gain. The early retirement saved approximately $72,000 in interest expense in fiscal 1996.

    The Company's operating credit line with Concord Growth Corporation, a $2,000,000 asset-based line, expired on November 1, 1996. The Company negotiated a new $5,000,000 asset-based line with Wells Fargo with interest at prime plus 2%. The Concord Growth interest rate was prime plus 4%. Current availability on the line is $2,420,000 with $1,029,000 outstanding.

    Company operations generated $400,000 of cash during fiscal 1996.

    The Company used cash from operations, the sales of securities and proceeds from the private placement to fund net working capital additions of $1,294,000, primarily additions of $1,803,000 in accounts receivable. The growth of accounts receivable is directly attributable to sales volume increases.

    On September 1, 1996 the Company entered into an asset purchase agreement with Gasket and Molded Products, Inc., a Colorado Corporation, and its shareholders, whereby for cash of $130,000, as adjusted, the Company acquired substantially all of the assets and assumed certain liabilities of GMP. In addition, the Company made capital purchases of $411,000 in fiscal 1996. At the end of the year, the Company had no material commitments for capital expenditures.

    The Company had approximately $2,639,000 of cash at year-end, which consisted primarily of investments in money market funds. The Company anticipates that existing cash and cash from operations, and existing lines of credit, will supply sufficient cash for working capital requirements, capital expenditures and debt payments, totaling $988,000 in fiscal 1997, for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    The Company currently has sufficient orders from OEMs to believe that sales growth will remain strong in the first half of fiscal 1997. Based on current projected order releases from major customers, the sales growth year-to-year is projected to be 35% to 40%, i.e. an estimated sales range of approximately $24.7 million to $25.6 million for fiscal 1997.

    Gross profit margins are anticipated to show continued improvement in fiscal 1997 as the Company's direct labor and variable and fixed overhead absorption rates run favorably. However, the Company will not be able to sustain the 84% improvement posted in fiscal 1996.

    Operating expenses are expected to increase in fiscal 1997 in dollar terms, but will continue to decrease as a percent of sales. This will be due, largely, to the annualized effect of the two outside salesmen and the engineer added in fiscal 1996 and the incorporation of the Denver, Colorado acquisition.

    Interest expense is estimated to continue to decline in fiscal 1997 as a result of debt reductions made in fiscal 1996, scheduled reductions in fiscal 1997 and rate differentials between the Concord and Wells Fargo credit lines.

    The Private Securities Litigation Reform Act of 1995 provides for a new "safe harbor" for forward looking statements to encourage Companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Act only became law in late December 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward looking statements.

        (a) General business conditions, including a worsening economy which might slow the overall demand for the Company's products; increased inflationary pressures which might lead to increasing prices for raw materials, labor, and increases of interest costs based on the Company's borrowing activities.

        (b) Competitive factors, including the entry of new competitors into the marketplace and/or heightened competition from existing competitors; and the introduction of new products or technologies by customers or competitors.

        (c) Under utilization of the Company's factories and plants, or of any new plants.

        (d) Concentrations of sales in markets and customers.

        (e) Failures to obtain new customers, retain customers or volume reductions by current customers.

        (f) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

        (g) Inability to execute marketing and sales plans, including price increases.

        (h) Failure to attract and retain R&D/engineering staffing to support sales efforts.

        (i) Inability to develop cost effective means for timely production of new product orders in required quantities.

        (j) Delays or cancellations of orders; timing of significant orders; and introduction of new products.

        (k) Short-term fluctuations in margins due to yields and efficiencies.

        (l) Loss of executive management or other key employees.

        (m) Changes in financing amount, availability or cost.

        (n) The effects of changes in costs and availability of insurance coverage.

        (o) The effects of changes in compensation or benefit plans.

        (p) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

        (q) Adverse results in significant litigation matters.

    The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Materials Group, Inc.

    We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          CORBIN & WERTZ

Irvine, California
January 23, 1997

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1996 AND 1995

                                     ASSETS

                                                                                         1996           1995
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $   2,639,000  $      66,000
  Available-for-sale securities....................................................        112,000         88,000
  Accounts receivable, net of allowance for doubtful accounts of $100,000 and
    $127,000 as of November 30, 1996 and 1995, respectively........................      3,014,000      1,363,000
  Receivable from affiliate........................................................       --              165,000
  Notes receivable from related party..............................................         50,000         19,000
  Inventories......................................................................      2,110,000      2,096,000
  Income taxes receivable..........................................................         20,000       --
  Deferred income taxes............................................................        184,000       --
  Prepaid expenses and other.......................................................        190,000        199,000
                                                                                     -------------  -------------
    Total current assets...........................................................      8,319,000      3,996,000
Property and equipment, net........................................................      2,279,000      2,480,000
Available-for-sale securities......................................................       --            3,322,000
Licenses, net of accumulated amortization of $115,000 and $81,000 as of November
  30, 1996 and 1995, respectively..................................................        222,000        256,000
Goodwill, net of accumulated amortization of $823,000 and $604,000 as of November
  30, 1996 and 1995, respectively..................................................      2,564,000      2,783,000
Deferred income taxes..............................................................       --            1,060,000
Other assets.......................................................................        277,000        229,000
                                                                                     -------------  -------------
                                                                                     $  13,661,000  $  14,126,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1996 AND 1995

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1996           1995
                                                                                     -------------  -------------
Current liabilities:
  Accounts payable.................................................................  $   1,993,000  $   1,624,000
  Income taxes payable.............................................................         54,000       --
  Accrued liabilities..............................................................        809,000        855,000
  Lines of credit..................................................................       --            1,119,000
  Current portion of long-term obligations.........................................      1,197,000        466,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      4,053,000      4,064,000
Lines of credit....................................................................      1,039,000        700,000
Notes payable, net of current portion of $335,000 at November 30, 1995.............       --              988,000
Convertible debentures.............................................................        535,000        535,000
Deferred compensation, net of current portion of $127,000 and $53,000 at November
  30, 1996 and 1995, respectively..................................................      1,277,000      1,283,000
Capital lease obligations, net of current portion of $82,000 and $78,000 at
  November 30, 1996 and 1995, respectively.........................................         37,000        117,000
Subordinated note payable to affiliate.............................................       --            1,750,000
Deferred income taxes..............................................................        150,000      1,060,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      7,091,000     10,497,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Commitments and contingencies (Note 12)

Stockholders' equity:
  Preferred stock - $.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock - $.001 par value; 25,000,000 shares authorized; 10,458,742 and
    9,177,189 shares issued and outstanding at November 30, 1996 and 1995,
    respectively...................................................................         10,000          9,000
  Additional paid-in capital.......................................................     10,192,000      9,493,000
  Unrealized holding gain on available-for-sale securities.........................         88,000      2,031,000
  Accumulated deficit..............................................................     (3,720,000)    (7,904,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      6,570,000      3,629,000
                                                                                     -------------  -------------
                                                                                     $  13,661,000  $  14,126,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                                                                         1996           1995
                                                                                     -------------  -------------
Net sales..........................................................................  $  18,306,000  $  14,728,000
Cost of sales (excluding depreciation and amortization)............................     14,276,000     12,540,000
                                                                                     -------------  -------------
Gross profit.......................................................................      4,030,000      2,188,000
                                                                                     -------------  -------------
Operating expenses:
  Selling, general and administrative..............................................      3,007,000      2,711,000
  Depreciation and amortization....................................................        946,000        937,000
  Write-down of goodwill...........................................................       --              719,000
                                                                                     -------------  -------------
    Total operating expenses.......................................................      3,953,000      4,367,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Income (loss) from operations......................................................         77,000     (2,179,000)
Other income and expenses:
  Realized gain on sale of securities..............................................      4,310,000       --
  Interest income..................................................................         59,000       --
  Interest expense.................................................................       (564,000)      (822,000)
  Other, net.......................................................................        (44,000)        25,000
                                                                                     -------------  -------------
    Total other income and expenses................................................      3,761,000       (797,000)
Income (loss) before income taxes and extraordinary item...........................      3,838,000     (2,976,000)
Income taxes.......................................................................        162,000          3,000
                                                                                     -------------  -------------
Net income (loss) before extraordinary item........................................      3,676,000     (2,979,000)
Extraordinary gain on forgiveness of debt, net of income tax of $18,000............        508,000       --
                                                                                     -------------  -------------
Net income (loss)..................................................................  $   4,184,000  $  (2,979,000)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Primary earnings (loss) per common share:
  Net income (loss) before extraordinary item......................................  $         .34  $        (.32)
  Extraordinary item...............................................................            .05       --
                                                                                     -------------  -------------
    Net income (loss) per common share.............................................  $         .39  $        (.32)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Weighted average common shares outstanding.........................................     10,703,833      9,173,541
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                                                                          UNREALIZED
                                                                                           GAIN ON
                                                      COMMON STOCK                        AVAILABLE-                      TOTAL
                                                 -----------------------     PAID-IN       FOR-SALE     ACCUMULATED   STOCKHOLDERS
                                                    SHARES      AMOUNT       CAPITAL      SECURITIES      DEFICIT        EQUITY
                                                 ------------  ---------  -------------  ------------  -------------  -------------
Balances, December 1, 1994.....................     9,177,189  $   9,000  $   9,552,000  $  2,965,000  $  (4,925,000) $   7,601,000
Offering costs.................................            --         --        (59,000)           --             --        (59,000)
Unrealized holding loss on available-for-sale
  securities...................................            --         --             --      (934,000)            --       (934,000)
Net loss.......................................            --         --             --            --     (2,979,000)    (2,979,000)
                                                 ------------  ---------  -------------  ------------  -------------  -------------
Balances, November 30, 1995....................     9,177,189      9,000      9,493,000     2,031,000     (7,904,000)     3,629,000
Stock issued for cash of $0.55 per share.......     1,260,807      1,000        699,000            --             --        700,000
Stock options exercised........................        20,746         --             --            --             --             --
Realized gain on available-for-sale
  securities...................................            --         --             --    (1,943,000)            --     (1,943,000)
Net income.....................................            --         --             --            --      4,184,000      4,184,000
                                                 ------------  ---------  -------------  ------------  -------------  -------------
Balances, November 30, 1996....................    10,458,742  $  10,000  $  10,192,000  $     88,000  $  (3,720,000) $   6,570,000
                                                 ------------  ---------  -------------  ------------  -------------  -------------
                                                 ------------  ---------  -------------  ------------  -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

                                                                                                      1996           1995
                                                                                                  -------------  -------------
Cash flows from operating activities:
  Net income (loss).............................................................................  $   4,184,000  $  (2,979,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization.................................................................        946,000        937,000
  Provision for inventory and accounts receivable...............................................        (60,000)      --
  Write-down of goodwill........................................................................       --              719,000
  Interest and other expense on deferred compensation...........................................        122,000        158,000
  Loss on disposal of fixed assets..............................................................         44,000       --
  Gain on sale of stock rights..................................................................       (572,000)      --
  Gain on sale of available-for-sale securities.................................................     (3,738,000)      --
  Extraordinary gain on forgiveness of debt.....................................................       (526,000)      --
Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable-trade...................................................................     (1,803,000)       301,000
    Accounts receivable from affiliate..........................................................        165,000         49,000
    Inventories.................................................................................         61,000        (10,000)
    Prepaid expenses and other..................................................................          9,000         55,000
    Accounts payable and accrued liabilities....................................................        274,000       (544,000)
                                                                                                  -------------  -------------
Net cash used in operating activities...........................................................       (894,000)    (1,314,000)
                                                                                                  -------------  -------------
                                                                                                  -------------  -------------
Cash flows from investing activities:
  Accounts receivable--other....................................................................       --              299,000
  Other assets..................................................................................        (98,000)       (18,000)
  Amounts borrowed by affiliate.................................................................        (50,000)      --
  Collection of notes receivable from affiliates................................................         19,000      1,490,000
  Proceeds from sale of available-for-sale securities...........................................      5,093,000       --
  Purchases of property and equipment...........................................................       (411,000)      (422,000)
  Cash used in acquisition of business..........................................................       (130,000)      --
  Sale of stock rights..........................................................................        572,000       --
                                                                                                  -------------  -------------
Net cash provided by investing activities.......................................................      4,995,000      1,349,000
                                                                                                  -------------  -------------
                                                                                                  -------------  -------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net of offering costs.....................................        700,000        (59,000)
  Net borrowings under line of credit...........................................................       (780,000)       177,000
  Payments on debt..............................................................................     (1,318,000)       (68,000)
  Issuance of debt..............................................................................       --               50,000
  Payments on capital lease obligations.........................................................        (76,000)       (52,000)
  Payments on deferred compensation.............................................................        (54,000)       (67,000)
                                                                                                  -------------  -------------
Net cash used in financing activities...........................................................     (1,528,000)       (19,000)
                                                                                                  -------------  -------------
Net change in cash and cash equivalents.........................................................      2,573,000         16,000
Cash and cash equivalents, beginning of period..................................................         66,000         50,000
                                                                                                  -------------  -------------
Cash and cash equivalents, end of period........................................................  $   2,639,000  $      66,000
                                                                                                  -------------  -------------
                                                                                                  -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

    Supplemental disclosures of cash flow information:

                                                                           1996        1995
                                                                        ----------  ----------
Cash paid during the year for:
  Interest............................................................  $  615,000  $  632,000
                                                                        ----------  ----------
                                                                        ----------  ----------
  Income taxes........................................................  $  180,000  $    3,000
                                                                        ----------  ----------
                                                                        ----------  ----------

    Supplemental schedule of non-cash investing and financing activities:

    During the year ended November 30, 1996, the Company offset certain debt against accounts receivable amounting to $241,000.

    During the year ended November 30, 1996, the Company acquired assets and assumed liabilities as follows:

Accounts receivable.....................................  $  62,000
Inventory...............................................     42,000
Property and equipment..................................     75,000
Accounts payable and accrued liabilities................    (49,000)
                                                          ---------
Cash used in acquisition................................  $ 130,000
                                                          ---------
                                                          ---------

    During the year ended November 30, 1995, the Company and its subsidiaries acquired approximately $126,000, of property and equipment through the issuance of capital lease obligations.

                         ADVANCED MATERIALS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 1--ORGANIZATION

    Advanced Materials, Inc. ("AMI"), formerly known as Wilshire Advanced Materials, Inc. was formed in August 1992 to acquire the assets of the General Foam Division of Wilshire Technologies, Inc. ("WTI"). Such acquisition was accounted for as a purchase and was completed in December 1992. In April 1993, AMI effected a reverse acquisition of Advanced Materials Group, Inc. (the "Company" or "AMG"), a public company formerly known as Far West Ventures, Inc. AMI converts specialty materials, including foams, films and adhesive composites into components and finished products for the computer peripheral, medical (see discussion of OEM medical, below), automotive and aerospace consumer products markets, principally in the United States.

    In October 1993, the Company acquired all of the outstanding stock of Condor Utility Products, Inc. ("Condor"). The acquisition was accounted for as a purchase. In connection therewith, the Company agreed to pay additional consideration to the sellers based upon the amount of Condor's profits, as amended, for calendar years 1993 and 1994, as defined. No additional consideration based on the amount of Condor profits was required for calendar year 1993 and an insignificant amount was required for calendar year 1994. Condor mixes and dispenses multi-component chemicals which, when combined, form sealants which are sold to end-users, chemical manufacturers and repackagers for use in the telecommunication, aerospace and power utility industries.

    In November 1993, AMI purchased from WTI certain assets of WTI's medical supply division (OEM Medical) that had been used in connection with the private label manufacturing of products for medical accounts. The acquisition was accounted for as a purchase. In connection therewith, the Company entered into a note payable arrangement, as restated in fiscal 1994, totaling $1,750,000 (see
Note 11).

    On September 1, 1996, the Company entered into an asset purchase agreement with Gasket and Molded Products, Inc., a Colorado Corporation and its shareholders ("GMP"), whereby for cash of $130,000, as adjusted, the Company acquired substantially all of the assets and assumed certain liabilities of GMP. The acquisition has been accounted for as a purchase. The purchase price approximated the fair value of the net assets acquired. In connection therewith, the Company entered into an employment contract with one of the former stockholders (see Note 12). The results of operations of GMP have been included in the consolidated financial statements since September 1, 1996. Pro forma incremental revenues, net income (loss) before extraordinary item, net income
(loss) and net income (loss) per common share as if the acquisition had occurred at the beginning of fiscal 1996 and fiscal 1995 would have been $466,000, $27,000, $27,000 and zero for fiscal 1996 and $586,000, $(54,000), $(54,000) and
$(.01) for fiscal 1995, respectively.

    RESTRUCTURING

    During 1995, the Company completed a restructuring plan to downsize its Carson facility and to shift part of its manufacturing operations to its Dallas, Texas facility and to a new plant to be located in Portland, Oregon. The restructuring plan was designed to eliminate excess manufacturing capacity for the Southern California market and shift operations closer to the Company's existing customer base and markets with greater potential. The Company incurred restructuring charges of approximately $245,000 for the year ended November 30, 1995.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 2--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of AMG and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Certain estimates made by management also effect the reported operating results during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include the provision for loss on accounts receivable, the net realizability of inventory, the evaluation of the potential impairment of property and equipment, goodwill and licenses, the net realizability of deferred tax assets and the provisions for sales returns and warranties.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than those recorded on a historical basis in the accompanying consolidated financial statements. The Company's financial instruments at November 30, 1996 consist of cash and cash equivalents, available-for-sale securities (see Note 3), accounts receivable, notes receivable from affiliates, accounts payable, lines of credit, notes payable, convertible debentures and deferred compensation. The carrying amounts of the Company's financial instruments generally approximate their fair values at November 30, 1996. In the case of the notes receivable from affiliates, it was not practicable to determine fair values due to the lack of a market for such financial instruments.

    CONCENTRATIONS OF CREDIT RISK

    CASH AND CASH EQUIVALENTS

    At times, the Company maintains cash balances at certain financial institutions in excess of the federally insured limits.

    CUSTOMERS

    The Company generally sells its products pursuant to customer orders. The Company extends credit to customers and performs periodic credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company periodically evaluates its accounts receivable for collectibility and provides a reserve for losses resulting therefrom.

    One customer accounted for 28% and 13% of consolidated revenues for the year ended November 30, 1996 and 1995, respectively. The same customer accounted for 38% and 14% of consolidated accounts receivable as of November 30, 1996 and 1995, respectively.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 2--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) SUPPLIERS

    One supplier accounted for 31% of consolidated purchases for the year ended November 30, 1996. Two suppliers accounted for 39% and 20% of consolidated purchases for the year ended November 30, 1995. No one supplier accounted for 10% or more of consolidated accounts payable at November 30, 1996 or 1995.

    Management believes that the loss of any of its major suppliers would not have a material adverse effect on the Company's operations long-term, due to the availability of other suppliers. However, the loss of a major supplier could have a material adverse effect on operations in the short-term (estimated by management to be less than three months).

    RISKS AND UNCERTAINTIES

    LICENSES AND PROPRIETARY RIGHTS

    None of the Company's current manufacturing processes is protected by patents. The Company relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes, including employment contracts with key personnel. There can be no assurance that others will not independently develop similar processes.

    ENVIRONMENTAL REGULATION AND OPERATING CONSIDERATIONS

    The Company's operations are subject to a variety of extensive and changing federal, state and local environmental laws, regulations and ordinances that govern activities or operations that may have adverse effects on human health or the environment. Such laws, regulations and ordinances may impose liability for the cost of remediating, and for certain damages resulting from sites of past releases of hazardous materials. The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that costs arising from existing environmental laws will not have a material adverse effect on the Company's consolidated financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

    CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 1996 consist primarily of investments in a money market fund.

    AVAILABLE-FOR-SALE SECURITIES

    The Company's marketable equity securities are classified as available-for-sale and reported at fair value, with changes in the unrealized holding gain or loss included in stockholders' equity. The securities have been classified as either current or long-term based upon the intentions of management of the Company as to whether such securities will be sold within the next twelve months (see Note 3). The net

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 2--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) unrealized holding gain has not been reduced by the related deferred income taxes due to the availability of net operating loss carryforwards (see Note 14).

    INVENTORIES

    Inventories are stated at the lower of cost or market. Inventory costs are based on standard costs, which approximate the first-in, first-out method and include materials, labor and overhead (see Note 4). Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated 1996 balance sheet.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization, and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense as incurred (see Note 6). Depreciation expense was $643,000 and $584,000 for the years ended November 30, 1996 and 1995, respectively.

    LICENSES

    Licenses represent a fee paid for exclusive worldwide rights to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes and is being amortized over the life of the license agreement of 10 years. For each of the years ended November 30, 1996 and 1995, amortization amounted to approximately $34,000.

    ORGANIZATION COSTS AND OTHER ASSETS

    Net organization costs of $59,000 and $109,000 at November 30, 1996 and 1995, respectively, are included in other assets and are being amortized using the straight-line method over five years. During the years ended November 30, 1996 and 1995 amortization of organization costs amounted to approximately $50,000 and $42,000, respectively.

    GOODWILL

    Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over fifteen years. Amortization during the years ended November 30, 1996 and 1995 amounted to $219,000 and $277,000, respectively.

    LONG-LIVED ASSETS

    The Company assesses the recoverability of its long-lived and certain intangible assets, including goodwill, by determining whether the related asset balance can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows and charged to operations in the period in which impairment is determined by management. During the year ended November 30, 1995, management of the Company determined that $719,000 of

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 2--GENERAL AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) goodwill had been impaired and, accordingly, the Company charged this amount to operations as reflected in the accompanying 1995 consolidated statement of operations.

    REVENUE RECOGNITION

    Revenues from product sales are recognized upon shipment. The Company records a provision for the effect of product returns at the time units are shipped. Historically, the Company has experienced minimal product returns.

    ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs were $28,000 and $11,000 for the years ended November 30, 1996 and 1995, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

    FOREIGN CURRENCY TRANSACTIONS

    Foreign currency transaction gains or losses are included in operations for the period in which the exchange rate changes or the underlying transaction settles. Foreign currency transaction gains or losses were not material for the years ended November 30, 1996 and 1995.

    NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding, unless anti-dilutive.

    INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date (see Note 14). A valuation allowance is established for any deferred asset for which realization is less likely than not.

    RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 3--AVAILABLE-FOR-SALE SECURITIES

    The fair value of available-for-sale securities was determined using market quotations at November 30, 1996 and 1995. Available-for-sale securities consist of the following at November 30:

                                                                        1996         1995
                                                                     ----------  -------------
Fair value:
WTI-100,240 shares at November 30, 1995............................  $   --      $      88,000
Innovative Technologies, Inc. 50,000 and 2,554,504 shares held at
  November 30, 1996 and 1995, respectively.........................     112,000      3,322,000
                                                                     ----------  -------------
                                                                        112,000      3,410,000
Unrealized holding gain............................................     (88,000)    (2,031,000)
                                                                     ----------  -------------
Cost basis.........................................................  $   24,000  $   1,379,000
                                                                     ----------  -------------
                                                                     ----------  -------------

    During 1996, the Company sold 100,240 shares of WTI and 2,504,504 shares of Innovative Technologies, Inc. ("IT") for $5,093,000, which resulted in a net realized gain of $3,738,000. On January 17, 1997, the Company sold its remaining 50,000 shares of IT which resulted in a realized gain of $145,000.

    In April 1996, the Company received approximately $572,000, in accordance with a distribution to shareholders of IT dated January 1, 1996 which granted existing shareholders of IT rights in connection with an IT United Kingdom offering. Such has been recorded as a realized gain on sale of securities in the accompanying consolidated statement of operations.

NOTE 4--INVENTORIES

                                                       1996        1995
                                                    ----------  ----------
Raw materials.....................................  $1,326,000  $1,322,000
Work-in-process...................................     440,000     502,000
Finished goods....................................     344,000     272,000
                                                    ----------  ----------
                                                    $2,110,000  $2,096,000
                                                    ----------  ----------
                                                    ----------  ----------

NOTE 5--NOTES RECEIVABLE FROM RELATED PARTY

    Notes receivable from related party at November 30, 1996 consists of an unsecured note receivable of $50,000 from a stockholder of the Company, bearing interest at prime plus 3% per annum (11.25% at November 30, 1996). The note matures November 1997.

    Note receivable from related party at November 30, 1995 consists of a note receivable of $19,000 from a stockholder of the Company, which bore interest at 8.69% per annum. This amount was collected in December 1995.

    Interest income from related party was insignificant for the years ended November 30, 1996 and 1995.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at November 30:

                                                       1996         1995
                                                    -----------  -----------
Machinery and equipment...........................  $ 2,891,000  $ 2,600,000
Furniture and office equipment....................      637,000      576,000
Equipment under capital lease.....................      262,000      262,000
Transportation equipment..........................       91,000       77,000
Leasehold improvements............................      221,000      170,000
Construction in progress..........................       19,000       65,000
                                                    -----------  -----------
                                                      4,121,000    3,750,000
Less--accumulated depreciation and amortization...   (1,842,000)  (1,270,000)
                                                    -----------  -----------
                                                    $ 2,279,000  $ 2,480,000
                                                    -----------  -----------
                                                    -----------  -----------

NOTE 7--LINES OF CREDIT

    The lines of credit consist of the following at November 30:

                                                       1996         1995
                                                    -----------  -----------
Revolving line of credit agreement with a bank,
which provides for borrowings of up to $5,000,000
based on percentages of eligible accounts
receivable, inventory and fixed assets. Borrowings
bear interest at prime plus 2% (10.25% at November
30, 1996), plus certain other fees, as defined.
The line of credit is secured by substantially all
of the assets of the Company and expires November
1999..............................................  $ 1,039,000  $        --

Revolving line of credit agreement with a
commercial lender, which provided for borrowings
of up to $2,000,000, based on eligible accounts
receivable and inventory, as defined. Borrowings
under this agreement bore interest at prime plus
4% per annum, as defined, plus a monthly
administrative fee of .25%. The line of credit was
secured by substantially all of the assets of the
Company and expired in November 1996. Such
agreement was not renewed.........................           --    1,119,000

Line of credit agreement, as amended, with a
stockholder which provided for borrowings of up to
$1,000,000 and bore interest at prime plus 5% per
annum, as defined. 1,000,000 shares of common
stock of Innovative Technologies, Inc secured the
line of credit. Such was repaid in full in March
1996 and was terminated on September 1, 1996......           --      700,000
                                                    -----------  -----------
Total.............................................    1,039,000    1,819,000
Less current portion..............................           --   (1,119,000)
                                                    -----------  -----------
                                                    $ 1,039,000  $   700,000
                                                    -----------  -----------
                                                    -----------  -----------

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 7--LINES OF CREDIT (CONTINUED)
    Interest expense related to the lines of credit totaled approximately $200,000 and $297,000 for the years ended November 30, 1996 and 1995, respectively. Included therein was interest expense of $26,000 and $41,000 related to the stockholder line of credit for the years ended November 30, 1996 and 1995, respectively.

NOTE 8--NOTES PAYABLE

    Notes payable consists of the following at November 30:

                                                      1996        1995
                                                    ---------  -----------
Notes payable, as amended, to a former owner of
 Wilshire Foam Products, including interest
 ranging from 10% to 12% per annum; all due and
 payable June 1, 1997.............................  $ 200,000  $   465,000

Note payable to two stockholders of the Company,
 Including interest at a bank's prime rate plus 3%
 (11.75% at November 30, 1995); paid on May 19,
 1996.............................................         --       50,000

Covenants not to compete, non-interest-bearing
 payments of $20,000 annually, through December
 31, 1995 to a former employee and former
 stockholder, respectively. Such amount was paid
 in full in December 1995.........................         --       20,000

Notes payable to two former stockholders of the
 Company with quarterly interest only payments at
 a bank's prime rate plus 1% per annum (9.25% at
 November 30, 1996); all due and payable on March
 25, 1997.........................................    788,000      788,000
                                                    ---------  -----------
Total.............................................    988,000    1,323,000
Less current portion..............................   (988,000)    (335,000)
                                                    ---------  -----------
                                                    $      --  $   988,000
                                                    ---------  -----------
                                                    ---------  -----------

    Interest expense related to the notes payable to stockholders and affiliate totaled approximately $125,000 and $122,000 for the years ended November 30, 1996 and 1995, respectively.

NOTE 9--CONVERTIBLE DEBENTURES

    During the fiscal year ended November 30, 1994, the Company issued convertible debentures totaling $535,000. The debentures bear interest at 7.5% per annum, and interest is payable quarterly. The debentures were offered in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.73 per share). The debentures mature by March 2004. At November 30, 1996, the debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company's stock trades at a price equal to 150% of the closing bid price of its

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 9--CONVERTIBLE DEBENTURES (CONTINUED) common stock for 10 consecutive trading days, then the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

    Interest expense related thereto totaled approximately $40,000 for each of the years ended November 30, 1996 and 1995.

NOTE 10--DEFERRED COMPENSATION

    The Company, through assumption of debt from WTI (see Note 1) is obligated to: (i) make monthly payments beginning December 1996, of $5,500 (reduced to $3,500 December 2006) and provide health insurance to a former employee of the General Foam Division, who is currently a stockholder of the Company, (ii) make monthly payments beginning December 1995, of $3,500 to a former employee of the General Foam Division, and (iii) pay employment termination benefits to the former employee of the General Foam Division of $5,000 per month from June 1993 through November 1995.

    At November 30, 1996, these obligations have been discounted at the Company's borrowing rate plus 50 basis points per annum (10.75% at November 30, 1996). In addition, these obligations are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of-living adjustments based on the Consumer Price Index (CPI), estimated by management at 3% per annum, and are due until the later of the death of the obligees or their spouses.

    The present value of the estimated future non-contingent payments under the above-mentioned agreements is $1,404,000, net of a discount of $2,928,000. Estimated future non-contingent payments are due in subsequent years as follows:

                   YEARS ENDING
                   NOVEMBER 30,
--------------------------------------------------
  1997............................................  $  127,000
  1998............................................     131,000
  1999............................................     135,000
  2000............................................     139,000
  2001............................................     143,000
  Thereafter......................................   3,657,000
                                                    ----------
                                                    $4,332,000
                                                    ----------
                                                    ----------

NOTE 11--SUBORDINATED NOTE PAYABLE TO AFFILIATE

    Subordinated note payable to affiliate consisted of $1,750,000 due to WTI bearing quarterly interest only payments at a bank's prime rate plus 2% per annum (10.25% at November 30, 1995); which was all due and payable on December 3, 1997; secured by essentially all of AMI's assets except inventory and accounts receivable.

    On July 3, 1996, the Company entered into a mutual release agreement with WTI whereby the subordinated note payable due WTI in December 1997, totaling $1,750,000, reduced by $50,000 in royalties due to the Company, plus due and unpaid interest thereon, was satisfied in full with a payment totaling

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 11--SUBORDINATED NOTE PAYABLE TO AFFILIATE (CONTINUED)
$1,190,000. Such payment was made with cash after being reduced by approximately $241,000 of trade accounts receivable due the Company. The Company recorded the resulting gain of $526,000, net of applicable income taxes of $18,000, as an extraordinary item in the accompanying 1996 consolidated statement of operations.

NOTE 12--COMMITMENTS AND CONTINGENCIES

LEASES

    The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases, which expire at various dates through July 2001. The Company and its subsidiaries also lease certain computers, machinery and equipment under capital lease obligations. Future annual minimum lease payments for capital lease obligations and for operating leases are as follows:

                   YEARS ENDING
                   NOVEMBER 30,                      CAPITAL   OPERATING
                  -------------                     ---------  ----------
  1997............................................  $  83,000  $  643,000
  1998............................................     25,000     709,000
  1999............................................     23,000     665,000
  2000............................................         --     455,000
  2001............................................         --       1,000
                                                    ---------  ----------
  Total minimum lease obligations.................    131,000  $2,473,000
  Less interest...................................    (12,000)
                                                    ---------
  Present value of minimum lease obligations......    119,000
  Less current maturities.........................    (82,000)
                                                    ---------
  Long-term obligations...........................  $  37,000
                                                    ---------

    Rent expense incurred under operating lease arrangements totaled approximately $545,000 and $497,000 for the years ended November 30, 1996 and 1995, respectively.

    Interest expense incurred under capital lease obligations totaled $28,000 and $16,000 for the years ended November 30, 1996 and 1995, respectively.

PRODUCT DEVELOPMENT AND LICENSE AGREEMENT

    On August 23, 1993, the Company entered into a product development and license agreement with Innovative Technologies, Inc. ("IT"), whereby IT will develop industrial products for the Company and grant an exclusive worldwide license to the Company to manufacture and/or finish and to sell such products.

    Under the terms of the agreement, the Company paid IT approximately $169,000 in cash upon execution of the agreement on August 23, 1993 and will pay an additional -- 110,000 (British pounds) (the equivalent of $197,000 at November 30, 1996) in cash within thirty days after the commercialization of the product (as defined). In addition, the Company shall pay IT royalties with respect to each licensed product

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) based upon a level of sales (as defined). No sales of "IT products" were effected during fiscal 1996 or 1995, and thus, no royalties were due.

EMPLOYMENT CONTRACT

    In connection with the acquisition of GMP (see Note 1), the Company entered into a five year employment contract with one of the prior stockholders of GMP, which expires August 2001. Under the terms of the agreement, the Company is to pay $66,000 per annum plus a $630 per month auto allowance. The agreement also specifies incentive bonuses equal to 10% of net sales and 7.5% of operating profits, as defined, for each of the first two years and for the last three years of the employment term, respectively.

CONSULTING AGREEMENT

    The Company is party to an annual consulting agreement with a director of the Company, pursuant to which the Company is to pay the director $5,000 per year. In connection with the agreement, the Company granted options to purchase 20,000 shares of the Company's common stock (see Note 13).

EXCLUSIVE RIGHTS AGREEMENT

    In May 1995, the Company, through one of its subsidiaries, entered into an exclusive rights agreement with WTI whereby the Company granted to WTI the exclusive right to manufacture, use, inventory, promote, market, sell and/or resell certain of the Company's products, as defined. As compensation for the rights granted by the Company, WTI agreed to pay the Company a royalty fee of $50,000 in the amount of $.015 for each unit of product sold. In July 1996, the agreement was terminated by mutual consent of WTI and the Company. In connection with the repayment of a note payable to WTI, the $50,000 due under this agreement was paid (see Note 11).

LITIGATION

    Condor has been named as a defendant in a lawsuit, which alleges breach of a requirements contract for the construction of various molds. The Company has filed a cross-complaint contending that the plaintiffs breached the contract. Non-binding arbitration resulted in an award to the plaintiffs in the amount of approximately $267,000 plus interest. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs. Condor believes the plaintiff's claim to be without merit, intends to vigorously defend against the claim and has moved for declaratory relief in federal district court for the eastern district of California and has joined the previously disclosed actions that were the subject of claims between Condor and the plaintiffs in state court. In December 1996, the plaintiffs filed bankruptcy under Chapter 13 of the United States Bankruptcy Code. Accordingly, the Federal and state court actions have been stayed. The sellers of Condor have agreed to indemnify the Company with respect to any potential liability from the alleged breach of contract. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED)

    WTI (see Note 1) has been named as a defendant along with Mr. Crow in several class action lawsuits filed under the federal securities laws. Subsequently, in August 1994, the complaint in such class action suits was refiled to name additional defendants, including the Company. The complaint alleged that the Company had violated Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10(b)-5 promulgated thereunder. In July 1995, a settlement was reached between the plaintiffs and the Company, which releases the Company from any and all known, and the plaintiffs have asserted unknown claims that have been or could. In exchange for this release, the Company has agreed to cooperate fully in the investigation and any further prosecution of the litigation. The settlement does not require the Company to pay any cash, stock or other monetary consideration as part of the settlement.

    In October 1996, the Company, and WTI, was notified that they have been named in a bodily injury lawsuit pending in Dallas, Texas, involving silicon breast implants. Such suit alleges that AMI supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The Company believes it has no exposure in this case as the Company: (1) was not incorporated at the time of such implants; (2) neither the Company nor WTI has had any involvement with silicone or other breast implants; (3) neither the Company nor WTI has ever marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

NOTE 13--STOCKHOLDERS' EQUITY

    COMMON STOCK

    During the fiscal year ended November 30, 1995, the Company incurred $59,000 for the registration of certain shares of common stock previously issued. Such costs have been reflected as a reduction of stockholders' equity in the accompanying consolidated financial statements.

    On December 22, 1995, in connection with a private placement, the Company issued 1,260,807 shares of its common stock valued at $0.55 per share for $700,000 in cash. In addition, the Company granted the stockholder a warrant to acquire an additional 60,000 shares of its common stock at an exercise price of $0.75 per share, expiring in December 2000.

    STOCK OPTIONS

    1993 STOCK OPTION PLAN

    The 1993 Stock Option Plan, approved by the stockholders of the Company, authorizes the granting of various options and rights to purchase 1,250,000 shares of common stock of the Company.

    The 1993 Plan provides for the grant by the Company of options to purchase shares of the Company's common stock to its officers, directors, employees and consultants. The 1993 Plan provides that it is to be administered by a committee appointed by the Board of Directors (the Committee) who are "disinterested" as such term is defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Committee has discretion, subject to the terms of the 1993 Plan, to select the persons entitled to receive

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED) options under the 1993 Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

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

    During the years ended November 30, 1996 and 1995, the Company issued options, pursuant to the 1993 Plan, to purchase 576,500 and 80,000 shares, respectively, of the Company's common stock at exercise prices ranging from $0.40 to $4.00 per share. No compensation was recorded in connection with the issuance of these options as they were issued at or near the fair market value of the underlying stock at the date of grant.

    The following is a summary of stock option transactions under the 1993 Stock Option Plan during 1996 and 1995:

                                                                                   EXERCISE
                                                                       NUMBER        PRICE
                                                                     ----------  -------------
Options outstanding at November 30, 1994...........................     575,000   $0.30-$4.00
Granted............................................................      80,000   $0.40-$0.59
Exercised..........................................................          --
Cancelled..........................................................    (220,000)  $3.75-$4.00
                                                                     ----------
Options outstanding at November 30, 1995...........................     435,000   $0.30-$4.00
Granted............................................................     577,000   $0.69-$1.27
Exercised..........................................................     (21,000)  $      0.30
Cancelled..........................................................     (64,000)  $0.30-$1.50
                                                                     ----------
Options outstanding at November 30, 1996...........................     927,000   $0.30-$4.00
                                                                     ----------
                                                                     ----------
Vested options at November 30, 1996................................     762,000   $0.30-$4.00
                                                                     ----------

    OTHER STOCK OPTIONS

    Through November 30, 1994, the Company has issued options, outside of the 1993 Plan, to purchase 510,000 shares of the Company's common stock at exercise prices ranging from $1.50 to $5.00 per share. At November 30, 1996, options to purchase 190,000 shares of common stock were exercisable at $1.50 per share. No compensation was recorded in connection with the issuance of these options as they were issued at their fair market value of the underlying stock at the date of grant.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 13--STOCKHOLDERS' EQUITY (CONTINUED)
    On February 22, 1996, the Company issued options, outside of the 1993 Plan, to purchase 30,000 shares of the Company's common stock at an exercise price of $0.69 per share (the fair market value of the underlying common stock on the date of grant). Such options are fully exercisable at November 30, 1996 and expire February 21, 2001.

    WARRANTS

    In August 1993, the Company granted a consulting firm warrants to purchase 30,000 shares of the Company's common stock at $5.50 per share. The warrants vested based upon performance of certain services. As of November 30, 1996, such warrants had expired.

    In March 1994, the Company issued a warrant to purchase 840,000 shares of its common stock at an exercise price of $2.98, expiring on March 24, 1999. This warrant became exercisable as of November 30, 1995.

    In September, 1994, in connection with the line of credit with a stockholder, the Company issued a warrant to the stockholder exercisable for 35,000 shares of its common stock at an exercise price of $.90, expiring on September 30, 1999. This warrant became exercisable as of November 30, 1995.

    On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder (see Note 7), the lender/stockholder was granted a warrant to purchase 30,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $.75 per share.

    STATEMENT NO. 123

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "ACCOUNTING FOR STOCK BASED COMPENSATION" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25 ("APB 25"). For transactions that do not qualify for accounting under APB 25, such will be accounted for under Statement No. 123. Statement No. 123 is effective for transactions and years beginning after December 15, 1995.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 14--INCOME TAXES

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30 are presented below:

                                                                      1996           1995
                                                                  -------------  -------------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful
    accounts....................................................  $      43,000  $      51,000
  Unrealized loss on securities recognized for financial
    reporting purposes but deferred for tax purposes............             --        400,000
  Inventories, principally due to allowance for inventory
    obsolescence................................................         86,000         50,000
  Accrued expenses, principally due to accrual for financial
    reporting purposes..........................................         64,000         91,000
  Alternative minimum tax.......................................         70,000             --
  State taxes...................................................         49,000             --
  Goodwill and other intangible assets, principally due to
    write-down of goodwill for financial reporting purposes.....        605,000        425,000
  Net operating loss carryforwards..............................        890,000      2,174,000
                                                                  -------------  -------------
    Total gross deferred tax assets.............................      1,807,000      3,191,000
Less valuation allowance........................................     (1,623,000)    (2,131,000)
                                                                  -------------  -------------
    Total net deferred tax assets...............................  $     184,000  $   1,060,000
                                                                  -------------  -------------
                                                                  -------------  -------------
Deferred tax liabilities:
  Plant and equipment, principallydue to differences in
    depreciation................................................  $    (150,000) $     (67,000)
  Asset acquisition basis adjustment............................             --       (178,000)
  Unrealized gain on available-for-sale securities recognized for financial reporting purposes but deferred for tax
    purposes....................................................             --       (815,000)
                                                                  -------------  -------------
    Total gross deferred tax liabilities........................  $    (150,000) $  (1,060,000)
                                                                  -------------  -------------
                                                                  -------------  -------------

    Income tax expense for the years ended November 30, 1996 and 1995 consists of the following current provisions:

                                                                      1996           1995
                                                                  -------------  -------------
U.S. federal....................................................  $      64,000  $          --
State and local.................................................         98,000          3,000
                                                                  -------------  -------------
                                                                  $     162,000  $       3,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    No provision for income taxes for the year ended November 30, 1995 was required, except for minimum state taxes, since the Company incurred a loss during such year and the deferred tax asset relating to the net operating loss resulting therefrom was fully reserved.

                         ADVANCED MATERIALS GROUP, INC.

                 FOR THE YEARS ENDED NOVEMBER 30, 1996 AND 1995

NOTE 14--INCOME TAXES (CONTINUED)
    Income tax expense for the years ended November 30, 1996 and 1995 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes and extraordinary item as a result of the following:

                                                                      1996           1995
                                                                  -------------  -------------
Computed "expected" tax expense (benefit).......................  $   1,305,000  $  (1,012,000)
Increase (reduction) in income taxes resulting from:
  Change in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax
    (benefit) expense...........................................     (1,246,000)     1,012,000
State and local income taxes, net of federal income tax
  benefit.......................................................         95,000          3,000
Other...........................................................          8,000             --
                                                                  -------------  -------------
                                                                  $     162,000  $       3,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    As of November 30, 1996, the Company has net operating loss carryforwards for Federal and state purposes of approximately $2,540,000 and $288,000, respectively, which expire in varying amounts annually through 2010. As a result of changes in the Company's ownership, approximately $1,160,000 and $288,000 of the Company's Federal and state net operating loss carryforwards, respectively, are subject to an annual limitation.

NOTE 15--RELATED PARTY TRANSACTIONS

    As of November 30, 1995, the Company was owed $165,000 by WTI and owed $7,000 to WTI, respectively. See Note 11 regarding the settlement of such amounts. WTI is considered an affiliate due to common ownership by an institutional investor. Insignificant amounts were owed from and due to WTI at November 30, 1996.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

    The directors, executive officers and other officers expected to make important contributions to the Company are as follows:

NAME                                             AGE      POSITIONS(S) HELD
-------------------------------------------      ---      -------------------------------------------
Steve F. Scott                                       52   President, Chief Executive Officer and
                                                          Chairman of the Board
Ronald W. Cantwell                                   53   Director
Michael Ledeen                                       55   Director
Allan H. Meltzer                                     69   Director
N. Price Paschall                                    48   Director
J. Douglas Graven                                    41   Vice President, Chief Financial Officer and
                                                          Secretary
David Lasnier                                        47   Senior Vice President and General Manager
                                                          of Advanced Materials, Inc.
Gary Valiska                                         47   President, Conder Utility Products, Inc.

    STEVE F. SCOTT, has been President and Director of the Company since June 1991, and was appointed Chief Executive Officer in July 1994. He has been with the Company and its predecessors for a total of nearly 13 years, including previous positions as General Manager and Vice President of Sales. Mr. Scott returned to the Company in June 1991 at the request of the Board of Directors to complete the management and financial turnaround of the business. Mr. Scott was President of Pleuss-Staufer, a Swiss based mining company, from 1989 to 1991. Mr. Scott has a B.S. in Chemical Engineering from the University of Cincinnati and an MBA from California State University of Long Beach.

    RONALD W. CANTWELL, has been a Director of the Company since January 24, 1997, and has served as President of Trilon Dominion Partners, LLC since its inception in June 1995. Prior to joining Trilon Dominion, Mr. Cantwell served as the President of The Catalyst Group, Inc. where he successfully executed a variety of merchant banking activities and managed the operations of a diverse mix of utility assets. Prior to joining Catalyst, Mr. Cantwell spent 19 years in the practice of public accounting, most recently with Ernst & Young where he was a tax partner and headed the Dallas-based Mergers and Acquisitions practice. Since December 1996, Mr. Cantwell has been a Director and Chairman of the Board of Wilshire Technologies, Inc.

    DR. MICHAEL LEDEEN, was elected to the Company's Board of Directors in June 1993. Dr. Ledeen, a Resident Scholar at the American Enterprise Institute in Washington, D.C., since 1989 and a Senior Advisor at Bear Stearns, an investment banking firm, since May, 1993, is an expert in foreign policy, intelligence, and international business. The author of a dozen books and hundreds of articles on twentieth-century history, Dr. Ledeen served as Special Advisor to Secretary of State Alexander Haig, and as a consultant to the National Security Council during the Reagan presidency. The founder of the Washington Quarterly, Dr. Ledeen writes regularly for the American Spectator and Commentary. He holds a Ph.D. in European History and Philosophy from the University of Wisconsin, and a B.A. from Pomona College.

    DR. ALLAN H. MELTZER, was elected to the Company's Board of Directors in July 1994. Dr. Meltzer has been a Professor at the Carnegie Institute of Technology, Graduate School of Industrial Administration, since 1964. He has been a director of Cooper Tire & Rubber since 1984, has held a number of visiting and honorary teaching posts, and has been a member of several policy advisory boards and committees. He received an A.B. in economics from Duke University in 1948, and an M.A. in economics in 1955 and a Ph.D. in economics in 1958 from the University of California, Los Angeles.

    N. PRICE PASCHALL, was elected to the Company's Board of Directors in January 1994. Mr. Pashcall has been President of Paschall and Company, an investment banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, a firm specializing in mergers and acquisitions, from August 1987 to January 1992. Mr. Paschall holds a degree in Business Administration from California Polytechnic University in Pomona.

    J. DOUGLAS GRAVEN, has been Vice President/CFO since joining the Company in February 1996. In May 1996 he was named Corporate Secretary. Prior to joining the Company he was Corporate Controller for the Milhous Group from August 1994 to February 1996 and from March 1991 to April 1994 he was Manager, Corporate Accounting for Nissan Motor Corporation in U.S.A.

    DAVID LASNIER, is the Senior Vice President and General Manager for Advanced Materials, Inc. He has held several other titles, primarily in sales and manufacturing, since joining the Company six years ago. Mr. Lasnier is a named Executive Officer of the Company.

    GARY VALISKA, was the founder of Condor Utility Products, Inc. and has served as its President since the Company acquired Condor in October 1993. Mr. Valiska is a named Executive Officer of the Company.

    All directors are entitled to receive $500 and reimbursement for out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. In addition, each director is entitled to receive non-qualified stock options, pursuant to the Company's 1993 Stock Option Plan, to purchase 20,000 shares of the Company's Common Stock at fair market value when elected to the Board, and 10,000 shares of Common Stock at fair market value on each anniversary of the date of his election to the Board.

COMPLIANCE WITH SECTION 16(A)

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and any persons who own more than 10% of a registered class of the Company's equity securities to file with the SEC reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during fiscal 1996, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that each of the directors was late in filing a Form 5 report at the end of fiscal 1996. Such reports have now been prepared with respect to all the directors. The Company has enhanced its compliance program to ensure compliance by directors and officers with future Section 16(a) reporting obligations.

ITEM 10. EXECUTIVE COMPENSATION.

                             EXECUTIVE COMPENSATION

    The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal years ended November 30, 1994, 1995 and 1996, respectively, to the Company's Chief Executive Officer during such period. No other executive officer of the Company holding office in fiscal 1996 received total annual salary and bonus exceeding $100,000.

SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                    ANNUAL COMPENSATION              COMPENSATION
                                                           --------------------------------------  AWARDS SECURITIES
                                            YEAR ENDING                             OTHER ANNUAL      UNDERLYING
      NAME AND PRINCIPAL POSITION          NOVEMBER 30,      SALARY      BONUS      COMPENSATION   OPTIONS/SARS (#)
----------------------------------------  ---------------  ----------  ----------  --------------  -----------------
Steve F. Scott,                                   1994     $  123,008               $   9,000(2)         10,000(3)
 President and Chief Executive                    1995     $  137,495               $   9,000(2)         10,000(3)
 Officer(1)                                       1996     $  143,523               $   9,231(2)        185,000(3)

------------------------

(1) Mr. Scott was appointed Chief Executive Officer on July 6, 1994. He was appointed Chairman of the Board on May 8, 1996.

(2) Includes an allowance for automobile expenses. Does not include an allowance for medical insurance, which had aggregated $6,000 over the three-year period immediately prior to the end of fiscal 1996.

(3) Options to purchase 10,000 shares at a price of $2.63 per share were granted to Mr. Scott in fiscal 1994, options to purchase 10,000 shares at a price of $0.44 were granted to Mr. Scott in fiscal 1995 and options to purchase 10,000 shares at a price of $1.27 per share were granted to Mr. Scott in fiscal 1996, in each case under the Company's 1993 Stock Option Plan for services as a director. In addition, options to purchase 75,000 shares at a price of $0.78 and options to purchase 100,000 shares at a price of $1.00 were granted to Mr. Scott in fiscal 1996.

              OPTION GRANTS IN FISCAL YEAR ENDED NOVEMBER 30, 1996
                               INDIVIDUAL GRANTS

                                                                PERCENT OF TOTAL        EXERCISE OR
                                               NUMBER OF       OPTIONS GRANTED TO       BASE PRICE
NAME                                        OPTIONS GRANTED     EMPLOYEES IN 1996         ($/SH.)      EXPIRATION DATE
------------------------------------------  ---------------  -----------------------  ---------------  ---------------
Steve F. Scott............................       75,000                                  $    0.78          11/30/05
                                                 10,000                                  $    1.27           5/31/01
                                                100,000                                  $    1.00            9/8/06
                                                -------                  ---
                                                185,000                 34.5

J. Douglas Graven.........................       60,000                                  $    0.69           2/19/06
                                                 50,000                                  $    1.00            9/8/06
                                                -------                  ---
                                                110,000                 20.5

David Lasnier.............................       40,000                                  $    0.69           2/18/06
                                                 50,000                                  $    1.00            9/8/06
                                                -------                  ---
                                                 90,000                 16.8

    No executive officer named in the Summary Compensation Table above exercised stock options during the fiscal year ended November 30, 1996. The following table sets forth for each person the fiscal year-end value of unexercised options:

                         AGGREGATED OPTION EXERCISES IN
             FISCAL YEAR ENDED NOVEMBER 30, 1996 AND OPTION VALUES

                                                                                                   VALUE OF UNEXERCISED IN-THE
                                                                       NUMBER OF UNEXERCISED
                                             SHARES                     OPTIONS AT 11/30/96        MONEY OPTIONS AT 11/30/96(1)
                                          ACQUIRED ON     VALUE     ----------------------------   ----------------------------
NAME                                        EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----------------------------------------  ------------   --------   -----------   --------------   -----------   --------------
Steve F. Scott..........................        0         --          385,000            0           $778,850           0
J. Douglas Graven.......................        0         --                0      110,000                 0      211,100
David Lasnier...........................        0         --          110,000            0           218,900            0

------------------------

(1) The value of the Company's Common Stock for purposes of the calculation was based upon the average of the bid and asked prices for the Common Stock on November 30, 1996 as reported by NASDAQ, minus the exercise price.

STOCK OPTION PLAN

    In 1993, the company adopted, and the Company's stockholders approved, the Advanced Materials Group, Inc. 1993 Stock Option Plan ("1993 Plan") initially providing for the grant by the Company of options to purchase 1,250,000 shares of the Company's Common Stock. At February 27, 1997, options to purchase 927,000 shares were outstanding at a weighted average exercise price of $0.93 per share, and 221,000 options had been exercised.

    The 1993 Plan provides for the grant by the Company of options to purchase shares of the Company's Common Stock to its officers, directors, employees and consultants. The 1993 Plan provides that it is to be administered by a committee appointed by the Board of Directors (the "Committee") who are "disinterested" as such term is defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended. The Committee has discretion, subject to the terms of the 1993 Plan, to select the persons entitled to receive options under the 1993 Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of such subject thereto.

    Options granted under the 1993 Plan may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options" as determined by the Committee at the time of grant. No incentive stock option may be granted to any person who owns stock possessing more than 10% of the combined voting power of all classes of the Company's stock or of its parent ("10% Stockholders") unless the exercise price is at least equal to 110% of fair market value on the date of grant. Options may be granted under the 1993 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders which are limited to 5-year terms. The exercise price in the case of incentive stock options granted under the 1993 Plan must be at least equal to the fair market value of the Common Stock as of the date of grant. No incentive stock options may be granted to an optionee under the 1993 Plan if the aggregate fair market value (determined on the date of grant) of the stock with respect to which incentive stock options are exercisable by such optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000.

401(K) PLAN

    In October, 1993, the Company adopted a 401(k) retirement plan, under which eligible employees may contribute, on a pre-tax basis, up to 15% of the employee's total annual income from the Company, including bonuses, but not to exceed the statutory prescribed annual limit. All of these contributions are fully vested. The Company does not currently make additional contributions under the plan.

LIMITATION ON DIRECTOR'S LIABILITIES UNDER NEVADA LAW

    The Company's Bylaws include provisions to indemnify its officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed actions, suits or proceedings against such persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which such persons shall be determined to have acted not in good faith, unlawfully or not in the best interest of the Company; provided, however, that in the case of a suit or proceeding by or in the right of the Company, such persons shall be indemnified only to the extent of expenses actually and reasonably incurred by them in connection with the defense or settlement thereof and no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the Company, unless and only to the extent that the court in which such corporate suit or proceeding was pending shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the court shall deem proper. The Company has also obtained directors' and officers' liability insurance in the amount of $2,000,000.

    Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Securities Act") may be permitted to directors and officers of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the Common Stock beneficially owned as of February 27, 1997, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Common Stock, (ii) by each of the Company's directors and (iii) by all officers and directors as a group.

                                            NUMBER OF SHARES
             NAME AND ADDRESS                 BENEFICIALLY          PERCENTAGE OF
           OF BENEFICIAL OWNER                    OWNED          OUTSTANDING SHARES
------------------------------------------  -----------------  -----------------------
Trilon Dominion Partners, L.L.C.                4,565,807(l)                40%
245 Park Ave.
28th Floor
New York, NY 10167

Directors:

Steve F. Scott                                    385,000(2)               3.6%
20211 South Susana Road
Rancho Dominguez, California 90221

Ronald W. Cantwell                                      0                 *
245 Park Ave.
28th Floor
New York, NY 10167

Michael A. Ledeen                                  80,000(3)              *
7312 Western Avenue
Chevy Chase, Maryland 20815

Allan H. Meltzer                                   41,000(4)              *
GSIA Carnegie-Mellon University
Schenley Park
Pittsburgh, Pennsylvania 15213

N. Price Paschall                                 200,000(5)               1.9%
One Penn Plaza, Suite 2134
New York, New York 10119

                                            NUMBER OF SHARES
             NAME AND ADDRESS                 BENEFICIALLY          PERCENTAGE OF
           OF BENEFICIAL OWNER                    OWNED          OUTSTANDING SHARES
------------------------------------------  -----------------  -----------------------
Officers:

J. Douglas Graven                                  55,217(6)              *
20211 South Susana Road
Rancho Dominguez, California 90221

David Lasnier                                     160,000(7)               1.5%
20211 South Susana Road
Rancho Dominguez, California 90221

Gary Valiska                                       41,981(8)              *
20211 South Susana Road
Rancho Dominguez, California 90221

All officers and directors as a group (8          963,198                  8.5%
persons)

------------------------

*   Less than 1%.

(1) Includes 965,000 shares issuable upon the exercise of warrants held by Trilon Dominion Partners, L.L.C. (Trilon) which are presently exercisable or exercisable within 60 days of February 27, 1997.

(2) Comprised of 385,000 shares which Mr. Scott has the right to acquire upon exercise of stock options presently exercisable or exercisable within 60 days of February 27, 1997.

(3) Includes 10,000 shares which Mr. Ledeen owns jointly with his wife and 30,000 shares which Mr. Ledeen has the right to acquire upon exercise of stock options presently exercisable or exercisable within 60 days of February 27, 1997.

(4) Includes 40,000 shares, which Mr. Meltzer has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 27, 1997.

(5) Comprised of 200,000 shares which Mr. Paschall has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 27, 1997.

(6) Comprised of 55,217 shares which Mr. Graven has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 27, 1997.

(7) Comprised of 160,000 shares which Mr. Lasnier has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 27, 1997.

(8) Comprised of 41,981 shares Mr. Valiska owns jointly with his wife.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K.

    (a) List of Exhibits:

   NO.                                                      EXHIBITS
---------  ----------------------------------------------------------------------------------------------------------
     2.1   Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as
            Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire
            Advanced Materials, Inc. (1)

     3.1   Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.).
            (1)

     3.2   Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)

   NO.                                                      EXHIBITS
---------  ----------------------------------------------------------------------------------------------------------
     3.3   Bylaws, as amended, of Advanced Materials Group, Inc. (1)

    10.1   Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire
            Technologies, Inc. (1)

    10.2   Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and
            Wilshire Technologies, Inc. dated December 2, 1992. (1)

    10.3   Product Development and License Agreement dated August 23, 1993 between Ad-Advanced Materials Group, Inc.
            and Innovative Technologies, Ltd. (2)

    10.4   Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc. (3)

    10.5   Consulting Agreement dated June 7, 1993 between Advanced Materials Group, Inc. and Michael Ledeen. (4)

    10.6   Consulting Agreement dated June 1, 1993 between Advanced Materials Group, Inc. and Paschall and Company.
            (5)

    10.7   The 1993 Stock Option Plan of Advanced Materials Group, Inc. (6)

    10.8   Form of Convertible Debenture. (7)

    10.9   Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618.
            (8)

    10.10  Lease dated February 1, 1994 between Advanced Materials Group, Inc. and The Riggs National Bank of
            Washington D.C. as Trustee of the Multi-Employer Property Trust. (9)

    10.11  Credit Agreement dated as of September 21, 1994, between Advanced Materials Group, Inc. and Dominion
            Capital, Inc. (10)

    10.12  Lease dated August 2, 1994, between Wilshire Advanced Materials, Inc. and Susana Property Co. (11)

    10.13  Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram
            H. Johnson and Beth A. Johnson. (12)

    10.14  Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity
            Corporation, as Landlord and Advanced Materials, Inc., as Tenant. (13)

    10.15  Industrial Sublease Agreement executed August 31, 1995 between Advanced Materials, Inc., as Landlord and
            Wilshire Technologies, Inc., as Tenant. (14)

    10.16  Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C. (15)

    10.17  Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC. (16)

    10.18  Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. and Wells Fargo National
            Association.

    10.19  First Amendment to Loan Agreement dated as of January 16, 1997, between Advanced Materials, Inc. and Wells
            Fargo National Association.

    10.20  Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and
            Gasket and Molded Products, Inc. and Shareholders.

    10.21  Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. and Riggs
            National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust.

   NO.                                                      EXHIBITS
---------  ----------------------------------------------------------------------------------------------------------
    21.    List of Subsidiaries.

    23.1   Consent of Corbin & Wertz.

    27.    Financial Data Schedule.

------------------------

(1) Filed as a like-numbered exhibit to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(2) Filed as Exhibit 10.9 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(3) Filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(4) Filed as Exhibit 10.13 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(5) Filed as Exhibit 10.17 to Amendment No. 1 dated March 1, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(6) Filed as Exhibit 10.18 to Amendment No. 1 dated March 1, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(7) Filed as Exhibit 10.23 to Amendment No. 2 dated May 6, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(8) Filed as Exhibit 10.24 to Amendment No. 2 dated May 6, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(9) Filed as Exhibit 10.25 to Amendment No. 2 dated May 6, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(10) Filed as Exhibit 10.29 to Amendment No. 3 dated October 24, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(11) Filed as Exhibit 10.30 to Amendment No. 3 dated October 24, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

(12) Filed as Exhibit 10.2 to Form 10-QSB dated August 31, 1995.

(13) Filed as Exhibit 10.3 to Form 10-QSB dated August 31, 1995.

(14) Filed as Exhibit 10.4 to Form 10-QSB dated August 31, 1995.

(15) Filed as Exhibit 2.2 to Form 8-K filed January 5, 1996.

(16) Filed as Exhibit 2.3 to Form 8-K filed January 5, 1996.

    (b) Reports on Form 8-K

    The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended November 30, 1996.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED MATERIALS GROUP, INC.

                                By:              /s/ STEVE F. SCOTT
                                     -----------------------------------------
                                                   Steve F. Scott
                                       PRESIDENT, CHIEF EXECUTIVE OFFICER AND
Dated: February 27, 1996                       CHAIRMAN OF THE BOARD

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
      /s/ STEVE F. SCOTT          Officer, Chairman of the
------------------------------    Board and Director         February 27, 1997
        Steve F. Scott            (PRINCIPAL EXECUTIVE
                                  OFFICER)

                                Vice President/Chief
    /s/ J. DOUGLAS GRAVEN         Financial Officer and
------------------------------    Secretary (PRINCIPAL       February 27, 1997
      J. Douglas Graven           FINANCIAL AND ACCOUNTING
                                  OFFICER)

    /s/ RONALD W. CANTWELL
------------------------------  Director                     February 27, 1997
      Ronald W. Cantwell

    /s/ MICHAEL A. LEDEEN
------------------------------  Director                     February 27, 1997
      Michael A. Ledeen

     /s/ ALLAN H. MELTZER
------------------------------  Director                     February 28, 1997
       Allan H. Meltzer

    /s/ N. PRICE PASCHALL
------------------------------  Director                     February 28, 1997
      N. Price Paschall