Form 10QSB
period 1997-02-28
ADVANCED MATERIALS GROUP INC
filed 1997-04-02
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD
   ENDED FEBRUARY 28, 1997.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
   EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM               TO

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

                                 (310) 537-5444

                           Issuer's telephone number

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

     COMMON STOCK, $.001 PAR VALUE, 10,458,752 SHARES AS OF MARCH 21, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 28, 1997 AND NOVEMBER 30, 1996

                                     ASSETS

                                                                                         1997           1996
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $   2,820,000  $   2,639,000
  Accounts receivable, net.........................................................      3,491,000      3,064,000
  Inventories......................................................................      2,085,000      2,110,000
  Prepaid expenses and other.......................................................        377,000        506,000
                                                                                     -------------  -------------
    Total current assets...........................................................      8,773,000      8,319,000
Property and equipment, net........................................................      2,291,000      2,279,000
Goodwill, net......................................................................      2,504,000      2,564,000
Other assets.......................................................................        473,000        499,000
                                                                                     -------------  -------------
                                                                                     $  14,041,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 28, 1997 AND NOVEMBER 30, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1997           1996
                                                                                     -------------  -------------
Current liabilities:
  Accounts payable.................................................................  $   1,828,000  $   1,993,000
  Current portion of long-term obligations.........................................      1,177,000      1,197,000
  Other............................................................................        740,000        863,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,745,000      4,053,000
Long-term liabilities:
  Long-term debt...................................................................      2,938,000      2,888,000
  Other............................................................................        150,000        150,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      6,833,000      7,091,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock - $.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding...................................       --             --
  Common stock - $.001 par value; 25,000,000 shares
    authorized; 10,458,742 shares issued and outstanding
    at February 28, 1997 and November 30, 1996, respectively.......................         10,000         10,000
  Additional paid-in capital.......................................................     10,192,000     10,192,000
  Unrealized holding gain on available-for-sale securities.........................       --               88,000
  Accumulated deficit..............................................................     (2,994,000)    (3,720,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      7,208,000      6,570,000
                                                                                     -------------  -------------
                                                                                     $  14,041,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                                            1997          1996
                                                                                        ------------  ------------
Net sales.............................................................................  $  6,794,000  $  3,810,000
Cost of sales.........................................................................     5,106,000     3,188,000
                                                                                        ------------  ------------
Gross profit..........................................................................     1,688,000       622,000
                                                                                        ------------  ------------
Operating expenses:
  Selling, general and administrative.................................................       846,000       736,000
  Intangible asset amortization.......................................................        78,000        74,000
                                                                                        ------------  ------------
    Total operating expenses..........................................................       924,000       810,000
                                                                                        ------------  ------------
Income (loss) from operations.........................................................       764,000      (188,000)
                                                                                        ------------  ------------

Other income and expenses:
  Realized gain on sale of securities.................................................       130,000     1,279,000
  Interest expense....................................................................       (96,000)     (221,000)
  Other, net..........................................................................         7,000        (7,000)
                                                                                        ------------  ------------
    Total other income and expenses...................................................        41,000     1,051,000
                                                                                        ------------  ------------
Income before income taxes............................................................       805,000       863,000
Income taxes..........................................................................        79,000         4,000
                                                                                        ------------  ------------
Net income............................................................................  $    726,000  $    859,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Primary earnings per common share:....................................................  $        .07  $        .08
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Weighted average common shares outstanding............................................    11,152,427    10,578,676
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

                                                                                          1997           1996
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net income........................................................................  $     726,000  $     859,000
  Adjustments to reconcile net income to net cash
    used in operating activities:...................................................        188,000     (1,044,000)
  Changes in operating assets and liabilities.......................................       (699,000)    (1,760,000)
                                                                                      -------------  -------------
Net cash provided by (used in) operating activities.................................        215,000     (1,945,000)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment...............................................       (201,000)       (27,000)
  Proceeds from sale of available-for-sale securities...............................        163,000        435,000
  Other.............................................................................         11,000      1,338,000
                                                                                      -------------  -------------
Net cash (used in) provided by investing activities.................................        (27,000)     1,746,000
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net of offering costs.........................       --              700,000
  Net change in borrowings..........................................................         66,000       (191,000)
  Payments on debt..................................................................       --              (20,000)
  Other.............................................................................        (73,000       --
                                                                                      -------------  -------------
Net cash provided by (used in) financing activities.................................         (7,000)       489,000
                                                                                      -------------  -------------
Net change in cash and cash equivalents.............................................        181,000        290,000
Cash and cash equivalents, beginning of period......................................      2,639,000         66,000
                                                                                      -------------  -------------
Cash and cash equivalents, end of period............................................  $   2,820,000  $     356,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Supplemental disclosures of cash flow information:

  Cash paid during the year for:
  Interest..........................................................................  $      61,000  $     172,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------
  Income taxes......................................................................  $      14,000  $       2,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         NOTES TO FINANCIAL STATEMENTS

1) The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

    Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the full fiscal year 1997; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2) In January 1997 the Company sold 50,000 shares of Innovative Technologies, Ltd. for approximately $163,000. These securities had been accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. As a result of the transaction the Company recorded a gain of $130,000 in the current quarter.

3) Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the Annual Report on Form 10-KSB.

4) Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. The 7 1/2% convertible debentures were determined, at the time of issuance, to not be common stock equivalents, and accordingly, are not included in earnings per share calculations for either period. Primary and fully diluted earnings per share for the three-month periods ended February 28, 1997 and February 29, 1996 were approximately the same.

5) During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

    Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 discussed above. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.3%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 125%; and expected terms of three years.

    The Black-Scholes valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                                                 FOR THE THREE    FOR THE
                                                                                 MONTHS ENDED    YEAR ENDED
                                                                                 FEBRUARY 28,   NOVEMBER 30,
                                                                                     1997           1996
                                                                                 -------------  ------------
Pro forma net income:

Net income, as reported........................................................   $   726,000    $4,184,000
Compensation expense under SFAS 123............................................        84,000       428,000
                                                                                 -------------  ------------
Pro forma net income...........................................................   $   642,000    $3,756,000
                                                                                 -------------  ------------
                                                                                 -------------  ------------
Pro forma net income per share before extraordinary item.......................   $      0.06    $     0.30
Extraordinary item.............................................................       --               0.05
                                                                                 -------------  ------------
Pro forma net income per share.................................................   $      0.06    $     0.35
                                                                                 -------------  ------------
                                                                                 -------------  ------------

    Included in the three months ended February 28, 1997 and the year ended November 30, 1996 are the effect of the 95,217 and 481,500 options issued to key employees during the first quarter fiscal year 1997 and the fiscal year 1996, respectively, to purchase the Company's common stock which were fully vested on the date of grant. Compensation expense under SFAS 123 for the three months ended February 28, 1997 and for the year ended November 30, 1996 of $77,000 and $350,000, respectively, was charged to pro forma net income for the entire estimated fair market value of the aforementioned options awarded.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    The Company achieved record sales for the first quarter of fiscal 1997. Sales were $6,794,000 compared to $3,810,000 for the first quarter of fiscal 1996, an increase of 78.3%. The increase was driven by a volume increase as the Company's sales of products introduced in the second and third quarters of fiscal 1996. The two new products, sold to computer printer makers, accounted for approximately $2,900,000. Revenues from the company's new facility in Denver, Colorado accounted for $180,000 of volume increase. The volume increases from the new products and the acquisition was partially offset by slower sales in the medical and contamination control product lines

    Gross profit was favorably impacted, as a result of the volume increases from the new product introductions. Gross profit for 1997 increased by 174%, to $1,688,000, over the year ago period. Volume increases lifted the Company above breakeven levels and created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $924,000 in fiscal 1997 versus $810,000 in fiscal 1996. As a percent of sales, fiscal 1997 was 13.6% compared to 21.3% in fiscal 1996. Operating expenses were higher in fiscal 1997 as a result of headcount increases in sales and engineering, higher commission expense associated with increased sales levels and the Company's incorporation of the Denver, Colorado acquisition into its operations.

    Interest expense decreased by 56.6%, or $125,000, in fiscal 1997 as a result of the Company's efforts to restructure its balance sheet in fiscal 1996.

    Net income for fiscal 1997 was $726,000, or $0.07 per share, compared to $859,000, or $0.08 per share. Fiscal 1997 results included a one-time transaction relating to the sale of 50,000 shares of IT stock in January 1997. Excluding this one-time transaction the Company, would have had proforma net income of $609,000 or $0.06 per share.

    Net income for fiscal 1996 included one-time gains for sales of securities totaling $1,279,000. Excluding these one-time gains, the Company would have posted a proforma net loss of $420,000, or $0.04 per share.

    Comparing proforma net income for fiscal 1997, excluding one-time items, compared to fiscal 1996, excluding one-time items, fiscal 1997 proforma net income was $609,000 versus a loss $420,000 in fiscal 1996. This was an improvement of $1,029,000 in year-to-year results.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unassorted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Company operations generated $914,000 of cash during the first quarter of fiscal 1997. The Company used cash from operations and the sales of securities to fund net working capital additions of $699,000, primarily additions of $427,000 in accounts receivable. The growth of accounts receivable is directly attributable to sales volume increases.

    The Company made capital purchases of $201,000 in the first quarter of fiscal 1997. The capital expenditures added necessary capacity for die cutting operations in response to volume increases. At the end of the quarter, the Company had no material commitments for capital expenditures.

    The Company had approximately $2,820,000 of cash at year-end, which consisted primarily of investments in money market funds. The Company's operating credit line with Wells Fargo has current availability, as of March 21, 1997, of $2,514,000 with $936,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing lines of credit, will supply sufficient cash for working capital requirements, capital expenditures and debt payments, totaling $988,000 in fiscal 1997, for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials Group has shifted its marketplace strategy to place primary marketing emphasis on the computer and related products niche. The Company's operations in the three-month period ended February 1997, showed strong results based on this shift in emphasis in terms of sales mix and gross margins. Based on existing program orders and commitments, the Company anticipates sales growth of between 35% to 40%, i.e. an estimated sales range of approximately $24.7 million to $25.6 million for fiscal 1997.

    The Company is also in the process of formulating plans to expand into the Pacific Rim and Great Britain. This is in response to requests from some of Advanced Materials' major customers who conduct operations in Europe and Asia and would like the Company to establish a presence proximal to their operations. Advanced Materials management believes the establishment of such operations would be highly beneficial to the Company in that it would result in a greater volume of business from the aforementioned customers while at the same time positioning it to take advantage of additional growth opportunities in Southeast Asia and Europe.

    Separately, ongoing testing on the waterproof, breathable coating system that Advanced Materials Group has been developing jointly in the United Kingdom with Innovative Technologies plc remains inconclusive, and the Company is planning to conduct follow-up tests in fiscal 1997.

    Interest expense is estimated to continue to decline in fiscal 1997 as a result of debt reductions made in fiscal 1996, scheduled reductions in fiscal 1997 and rate differentials between the Concord and Wells Fargo credit lines, even though the prime interest has increased and may be increased further during fiscal 1997.

    The Private Securities Litigation Reform Act of 1995 provides for a new "safe harbor" for forward looking statements to encourage Companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Act only became law in late December 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. Accordingly, the Company has identified important factors, in its recently filed 10-KSB, which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward looking statements.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- None

(b) Reports -- None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 2, 1997                      ADVANCED MATERIALS GROUP INC.

                                          By: /s/ J. DOUGLAS GRAVEN

                                          -----------------------
                                              J. Douglas Graven
                                            Vice President and CFO
                                             (Principal Financial
                                                 Officer and
                                             Principal Accounting
                                                   Officer)