Form 10QSB
period 1997-06-01
ADVANCED MATERIALS GROUP INC
filed 1997-07-10
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD
   ENDED JUNE 1, 1997.

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

      COMMON STOCK, $.001 PAR VALUE, 10,480,629 SHARES AS OF JUNE 1, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       JUNE 1, 1997 AND NOVEMBER 30, 1996

                                     ASSETS

                                                                                         1997           1996
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $   2,932,000  $   2,639,000
  Accounts receivable, net.........................................................      3,330,000      3,064,000
  Inventories......................................................................      2,539,000      2,110,000
  Prepaid expenses and other.......................................................        424,000        506,000
                                                                                     -------------  -------------
    Total current assets...........................................................      9,225,000      8,319,000
Property and equipment, net........................................................      2,350,000      2,279,000
Goodwill, net......................................................................      2,444,000      2,564,000
Other assets.......................................................................        438,000        499,000
                                                                                     -------------  -------------
                                                                                     $  14,457,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                       JUNE 1, 1997 AND NOVEMBER 30, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1997           1996
                                                                                     -------------  -------------
Current liabilities:
  Accounts payable.................................................................  $   2,220,000  $   1,993,000
  Current portion of long-term obligations.........................................        228,000      1,197,000
  Other............................................................................        902,000        863,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,350,000      4,053,000
Long-term liabilities:
  Long-term debt...................................................................      3,067,000      2,888,000
  Other............................................................................        150,000        150,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      6,567,000      7,091,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock - $.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding...................................       --             --
  Common stock - $.001 par value; 25,000,000 shares
    authorized; 10,480,629 and 10,458,742 shares issued and outstanding
    at June 1, 1997 and November 30, 1996, respectively............................         10,000         10,000
  Additional paid-in capital.......................................................     10,209,000     10,192,000
  Unrealized holding gain on available-for-sale securities.........................       --               88,000
  Accumulated deficit..............................................................     (2,329,000)    (3,720,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      7,890,000      6,570,000
                                                                                     -------------  -------------
                                                                                     $  14,457,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          THIRTEEN WEEKS ENDED JUNE   TWENTY-SIX WEEKS ENDED JUNE
                                                                      1,                          1,
                                                          --------------------------  ---------------------------
                                                              1997          1996          1997           1996
                                                          ------------  ------------  -------------  ------------
Net sales...............................................  $  7,068,000  $  3,854,000  $  13,862,000  $  7,664,000
Cost of sales...........................................     5,276,000     3,281,000     10,382,000     6,469,000
                                                          ------------  ------------  -------------  ------------
Gross profit............................................     1,792,000       573,000      3,480,000     1,195,000
                                                          ------------  ------------  -------------  ------------
Operating expenses:
  Selling, general and administrative...................       975,000       664,000      1,821,000     1,400,000
  Intangible asset amortization.........................        79,000        73,000        157,000       147,000
                                                          ------------  ------------  -------------  ------------
    Total operating expenses............................     1,054,000       737,000      1,978,000     1,547,000
                                                          ------------  ------------  -------------  ------------
Income (loss) from operations...........................       738,000      (164,000)     1,502,000      (352,000)
Other income and expenses:
  Interest expense......................................       (83,000)     (184,000)      (179,000)     (405,000)
  Realized gain on sale of securities...................       --          2,463,000        130,000     3,742,000
  Realized gain on stock rights.........................       --            572,000       --             572,000
  Other, net............................................        11,000         9,000         18,000         2,000
                                                          ------------  ------------  -------------  ------------
    Total other income and expenses.....................       (72,000)    2,860,000        (31,000)    3,911,000
Income before income taxes..............................       666,000     2,696,000      1,471,000     3,559,000
  Income taxes..........................................         1,000       153,000         80,000       157,000
                                                          ------------  ------------  -------------  ------------
Net income..............................................  $    665,000  $  2,543,000  $   1,391,000  $  3,402,000
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Primary earnings per common share:......................  $       0.06  $       0.24  $        0.13  $       0.32
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------
Weighted average common shares outstanding..............    11,093,630    10,586,889     11,123,029    10,587,806
                                                          ------------  ------------  -------------  ------------
                                                          ------------  ------------  -------------  ------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           THIRTEEN WEEKS ENDED JUNE   TWENTY-SIX WEEKS ENDED JUNE
                                                                      1,                           1,
                                                          ---------------------------  ---------------------------
                                                              1997          1996           1997          1996
                                                          ------------  -------------  ------------  -------------
Cash flows from operating activities:
  Net income............................................  $    665,000  $   2,543,000  $  1,391,000  $   3,402,000
  Adjustments to reconcile net income to net cash used
    in operating activities:............................       155,000     (2,716,000)      343,000     (3,760,000)
  Changes in operating assets and liabilities...........       345,000     (1,911,000)     (354,000)    (3,671,000)
                                                          ------------  -------------  ------------  -------------
Net cash used in operating activities...................     1,165,000     (2,084,000)    1,380,000     (4,029,000)
                                                          ------------  -------------  ------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment...................      (234,000)      (108,000)     (435,000)      (135,000)
  Proceeds from sale of available-for-sale securities...       --           3,254,000       163,000      3,689,000
  Other.................................................        14,000        506,000        25,000      1,844,000
                                                          ------------  -------------  ------------  -------------
Net cash provided by investing activities...............      (220,000)     3,652,000      (247,000)     5,398,000
                                                          ------------  -------------  ------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    offering costs......................................        17,000       --              17,000        700,000
  Net change in borrowings..............................       193,000     (1,659,000)      259,000     (1,850,000)
  Payments on debt......................................      (988,000)      (100,000)     (988,000)      (120,000)
  Other.................................................       (55,000)       (30,000)     (128,000)       (30,000)
                                                          ------------  -------------  ------------  -------------
Net cash used in financing activities...................      (833,000)    (1,789,000)     (840,000)    (1,300,000)
                                                          ------------  -------------  ------------  -------------
Net change in cash and cash equivalents.................       112,000       (221,000)      293,000         69,000
Cash and cash equivalents, beginning of period..........     2,820,000        356,000     2,639,000         66,000
                                                          ------------  -------------  ------------  -------------
Cash and cash equivalents, end of period................  $  2,932,000  $     135,000  $  2,932,000  $     135,000
                                                          ------------  -------------  ------------  -------------
                                                          ------------  -------------  ------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest..............................................  $     78,000  $     257,000  $    139,000  $     429,000
                                                          ------------  -------------  ------------  -------------
                                                          ------------  -------------  ------------  -------------
  Income taxes..........................................  $     65,000  $       3,000  $     79,000  $       5,000
                                                          ------------  -------------  ------------  -------------
                                                          ------------  -------------  ------------  -------------

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

2) In January 1997 the Company sold 50,000 shares of Innovative Technologies, Ltd. for approximately $163,000. These securities had been accounted for as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115. As a result of the transaction the Company recorded a gain of $130,000 in the first quarter.

3) Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the Annual Report on Form 10-KSB.

4) Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. The 7 1/2% convertible debentures were determined, at the time of issuance, to not be common stock equivalents, and accordingly, are not included in earnings per share calculations for either period. Primary and fully diluted earnings per share for the thirteen week and twenty-six week periods ended June 1, 1997 and June 1, 1996 were approximately the same.

5) During 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based options. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

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

    The Black-Scholes valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For the purposes of pro forma disclosure, the estimated fair value of the options is amortized to expenses over the options' vesting period. The Company's pro forma information is as follows:

                                                          THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                                JUNE 1,                    JUNE 1,
                                                        ------------------------  --------------------------
                                                           1997         1996          1997          1996
                                                        ----------  ------------  ------------  ------------
Pro forma net income:

Net income, as reported...............................  $  665,000  $  2,543,000  $  1,391,000  $  3,402,000
Compensation expense under SFAS 123...................      75,000        35,000       326,000        56,000
                                                        ----------  ------------  ------------  ------------
Pro forma net income..................................  $  590,000  $  2,508,000  $  1,065,000  $  3,346,000
                                                        ----------  ------------  ------------  ------------
                                                        ----------  ------------  ------------  ------------
Pro forma net income per share........................  $     0.05  $       0.24  $       0.10  $       0.32
                                                        ----------  ------------  ------------  ------------
                                                        ----------  ------------  ------------  ------------

    Included in the thirteen and twenty-six week periods ended June 1, 1997 are the pro rata vesting effects of 555,271 and 100,000 options to purchase the Company's stock issued during fiscal 1997 and 1996, respectively. Included in the thirteen and twenty-six week periods ended June 1, 1996 are the pro rata vesting effects of 205,000 options to purchase the Company's issued during fiscal 1996. Options to purchase the Company's common stock issued to directors and key employees generally vest from the date of grant to three years from the date of grant.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

FY 97 CURRENT THIRTEEN WEEKS VERSUS FY96

    The Company achieved record sales for the current thirteen weeks of fiscal 1997. Sales were $7,068,000 compared to $3,854,000 for the thirteen weeks of fiscal 1996, an increase of 83.4%. The increase was driven by a volume increase from the Company's sales of products introduced in the second and third quarters of fiscal 1996. The two new products, sold to computer printer makers, accounted for approximately $2,600,000. Revenues from the company's new facility in Denver, Colorado accounted for $300,000 of volume increase. In addition, volume increases in the medical and aerospace product lines added approximately $300,000.

    Gross profit was favorably impacted, as a result of the volume increases. Gross profit for 1997 increased by 213%, to $1,792,000, over the year ago period. Volume increases created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $975,000 in fiscal 1997 versus $664,000 in fiscal 1996. As a percent of sales, fiscal 1997 was 13.8% compared to 17.2% in fiscal 1996. Operating expenses were higher in fiscal 1997 as a result of headcount increases in sales and engineering, higher commission expense associated with increased sales levels and the Company's incorporation of the Denver, Colorado acquisition into its operations.

    Interest expense decreased by 54.9%, or $101,000, in fiscal 1997 as a result of the Company's balance sheet restructuring in fiscal 1996 and 1997.

    Net income for fiscal 1997 was $665,000, or $0.06 per share, compared to $2,543,000, or $0.24 per share. Net income for fiscal 1996 included one-time gains for sales of securities totaling $2,463,000, and $572,000 gain on stock rights. Excluding these one-time gains, the Company would have posted a pro forma net loss of $492,000, or $0.05 per share, an improvement of $1,157,000 in year-to-year results.

FY 97 CURRENT TWENTY-SIX WEEKS VERSUS FY96

    The Company achieved record sales for the twenty-six weeks of fiscal 1997. Sales were $13,862,000 compared to $7,664,000 in fiscal 1996, an increase of 80.9%. The increase was driven by a volume increase from the Company's sales of products introduced in the second and third quarters of fiscal 1996. The two new products, sold to computer printer makers, accounted for approximately $5,500,000. Revenues from the company's new facility in Denver, Colorado accounted for $475,000 of volume increase. In addition, volume increases in the medical and aerospace product lines added approximately $250,000.

    Gross profit was favorably impacted, as a result of the volume increases from the new product introductions. Gross profit for 1997 increased by 191%, to $3,480,000, over the year ago period. Volume increases created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $1,821,000 in fiscal 1997 versus $1,400,000 in fiscal 1996. As a percent of sales, fiscal 1997 was 13.1% compared to 18.3% in fiscal 1996. Operating expenses were higher in fiscal 1997 as a result of headcount increases in sales and engineering, higher commission expense associated with increased sales levels and the Company's incorporation of the Denver, Colorado acquisition into its operations.

    Interest expense decreased by 55.8%, or $226,000, in fiscal 1997 as a result of the Company's balance sheet restructuring in fiscal 1996 and 1997.

    Net income for fiscal 1997 was $1,391,000, or $0.13 per share, compared to $3,402,000, or $0.32 per share. Fiscal 1997 results included a one-time transaction relating to the sale of 50,000 shares of IT stock in

January 1997. Excluding this one-time transaction the Company, would have had pro forma net income of $1,261,000 or $0.11 per share.

    Net income for fiscal 1996 included one-time gains for sales of securities totaling $3,742,000 and gain on stock rights of $572,000. Excluding these one-time gains, the Company would have posted a pro forma net loss of $912,000, or $0.09 per share.

    Comparing pro forma net income for fiscal 1997, excluding one-time items, compared to fiscal 1996, excluding one-time items, fiscal 1997 pro forma net income was $1,261,000 versus a loss $912,000 in fiscal 1996. This was an improvement of $2,173,000 in year-to-year results.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Company operations generated $820,000 and $1,734,000 of cash during the current thirteen weeks and twenty-six weeks of fiscal 1997, respectively. The Company used cash from operations and the sales of securities to fund net working capital additions of $354,000, primarily additions of $266,000 in accounts receivable. The growth of accounts receivable is directly attributable to sales volume increases.

    The Company made capital purchases of $234,000 and $435,000 during the current thirteen weeks and twenty-six weeks of fiscal 1997, respectively. The capital expenditures added necessary capacity for die cutting operations in response to volume increases. At the end of the period, the Company had no material commitments for capital expenditures.

    The Company had approximately $2,932,000 of cash at quarter-end, which consisted primarily of investments in money market funds. The Company's operating credit line with Wells Fargo has current availability, as of June 26, 1997, of $3,164,000 with $672,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing lines of credit, will supply sufficient cash for working capital requirements, capital expenditures and debt payments in fiscal 1997, for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials Group has shifted its marketplace strategy to place primary marketing emphasis on large volume and longer run products. The Company's operations in the first half of fiscal 1997 showed strong results based on this shift in emphasis in terms of sales mix and gross margins. Based on existing program orders and commitments, the Company anticipates sales growth of between 45% to 50%, i.e. an estimated sales range of approximately $26.5 million to $27.5 million for fiscal 1997. The Company's growth trend -- based on historical trends -- could see a slight seasonal slowing in the third quarter as customers adjust their inventory levels, but should be followed by an acceleration of orders in the fourth quarter.

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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    The Board of Directors negotiated employment agreements with Mr. Steve P. Scott, President and CEO of the Company, Mr. David Lasnier, Sr. Vice President and General Manager of Advanced Materials, Inc. and Mr. J. Douglas Graven, Vice President and CFO of the Company. These agreements are attached as Exhibits 10.1, 10.2 and 10.3.

    The Company signed a consulting agreement with Mr. Price Paschall, a member of the Board of Directors. Mr. Paschall was retained to assist the Company in merger and acquisition activities. The agreement is attached as Exhibit 10.4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits -- None

(b) Reports -- None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 10, 1997                      ADVANCED MATERIALS GROUP INC.

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