Form 10QSB
period 1997-08-31
ADVANCED MATERIALS GROUP INC
filed 1997-09-24
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD
   ENDED AUGUST 31, 1997.

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

   COMMON STOCK, $.001 PAR VALUE, 8,515,619 SHARES AS OF SEPTEMBER 18, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     AUGUST 31, 1997 AND NOVEMBER 30, 1996

                                     ASSETS

                                                                                         1997           1996
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $     287,000  $   2,639,000
  Accounts receivable, net.........................................................      3,748,000      3,064,000
  Inventories......................................................................      2,571,000      2,110,000
  Prepaid expenses and other.......................................................        602,000        506,000
                                                                                     -------------  -------------
    Total current assets...........................................................      7,208,000      8,319,000
Property and equipment, net........................................................      2,271,000      2,279,000
Goodwill, net......................................................................      2,383,000      2,564,000
Other assets.......................................................................        410,000        499,000
                                                                                     -------------  -------------
                                                                                     $  12,272,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                     AUGUST 31, 1997 AND NOVEMBER 30, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         1997           1996
                                                                                     -------------  -------------
Current liabilities:
  Accounts payable.................................................................  $   2,353,000  $   1,993,000
  Current portion of long-term obligations.........................................        241,000      1,197,000
  Other............................................................................        835,000        863,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,429,000      4,053,000
Long-term liabilities:
  Long-term debt...................................................................      3,501,000      2,888,000
  Other............................................................................        150,000        150,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      7,080,000      7,091,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock - $.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding...................................       --             --
  Common stock - $.001 par value; 25,000,000 shares
    authorized; 10,500,619 and 10,458,742 shares issued and
    outstanding at August 31, 1997 and November 30, 1996, respectively.............         11,000         10,000
  Additional paid-in capital.......................................................     10,239,000     10,192,000
  Unrealized holding gain on available-for-sale securities.........................       --               88,000
  Accumulated deficit..............................................................     (1,558,000)    (3,720,000)
                                                                                     -------------  -------------
                                                                                         8,692,000      6,570,000
                                                                                     -------------  -------------
Less:
  Treasury stock, at cost (2,000,000 shares at August 31, 1997)....................     (3,500,000)      --
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      5,192,000      6,570,000
                                                                                     -------------  -------------
                                                                                     $  12,272,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                                 AUGUST 31,                   AUGUST 31,
                                                         --------------------------  ----------------------------
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Net sales..............................................  $  7,474,000  $  4,593,000  $  21,336,000  $  12,257,000
Cost of sales..........................................     5,591,000     3,785,000     15,973,000     10,254,000
                                                         ------------  ------------  -------------  -------------
Gross profit...........................................     1,883,000       808,000      5,363,000      2,003,000
                                                         ------------  ------------  -------------  -------------
Operating expenses:
  Selling, general and administrative..................     1,008,000       667,000      2,829,000      2,067,000
  Intangible asset amortization........................        78,000        74,000        235,000        221,000
                                                         ------------  ------------  -------------  -------------
    Total operating expenses...........................     1,086,000       741,000      3,064,000      2,288,000
                                                         ------------  ------------  -------------  -------------
Income (loss) from operations..........................       797,000        67,000      2,299,000       (285,000)
Other income and expenses:
  Interest expense.....................................       (85,000)     (105,000)      (264,000)      (510,000)
  Realized gain (loss) on sale of securities...........       --            (27,000)       130,000      3,715,000
  Realized gain on stock rights........................       --            --            --              572,000
  Other, net...........................................        (1,000)        7,000         17,000          9,000
                                                         ------------  ------------  -------------  -------------
    Total other income and expenses....................       (86,000)     (125,000)      (117,000)     3,786,000
Income (loss) before income taxes and extraordinary
  item.................................................       711,000       (58,000)     2,182,000      3,501,000
Income tax provision...................................       (60,000)      --              20,000        157,000
                                                         ------------  ------------  -------------  -------------
Net income (loss) before extraordinary item............       771,000       (58,000)     2,162,000      3,344,000
                                                         ------------  ------------  -------------  -------------
Extraordinary income on retirement of debt, net of
  income tax of $18....................................       --            508,000       --              508,000
                                                         ------------  ------------  -------------  -------------
Net income after income taxes and extraordinary item...  $    771,000  $    450,000  $   2,162,000  $   3,852,000
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Primary earnings (loss) per common share:
  Earnings (loss) before extraordinary item............  $       0.08  $      (0.01) $        0.20  $        0.32
  Extraordinary item...................................       --               0.05       --                 0.05
                                                         ------------  ------------  -------------  -------------
    Income per share...................................  $       0.08  $       0.04  $        0.20  $        0.37
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Weighted average common shares outstanding.............    10,085,390    10,450,316     10,815,213     10,350,139
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        THIRTEEN WEEKS ENDED AUGUST     THIRTY-NINE WEEKS ENDED
                                                                    31,                        AUGUST 31,
                                                        ----------------------------  ----------------------------
                                                            1997           1996           1997           1996
                                                        -------------  -------------  -------------  -------------
Cash flows from operating activities:
  Net income..........................................  $     771,000  $     450,000  $   2,162,000  $   3,852,000
  Adjustments to reconcile net income to net cash used
    in operating activities:..........................        (47,000)      (472,000)      (221,000)    (4,690,000)
  Depreciation and amortization:......................        264,000        231,000        781,000        689,000
  Changes in operating assets and liabilities.........       (484,000)     2,605,000       (838,000)    (1,066,000)
                                                        -------------  -------------  -------------  -------------
Net cash provided (used) in operating activities......        504,000      2,814,000      1,884,000     (1,215,000)
                                                        -------------  -------------  -------------  -------------
Cash flows from investing activities:
  Purchases of property and equipment.................       (107,000)       (82,000)      (542,000)      (217,000)
  Proceeds from sale of available-for-sale
    securities........................................       --            1,404,000        163,000      5,093,000
  Other...............................................         10,000     (1,544,000)        35,000        300,000
                                                        -------------  -------------  -------------  -------------
Net cash provided (used) by investing activities......        (97,000)      (222,000)      (344,000)     5,176,000
                                                        -------------  -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of
    offering costs....................................         30,000       --               47,000        700,000
  Purchases of treasury stock.........................     (3,500,000)      --           (3,500,000)      --
  Net change in borrowings............................        467,000         31,000        726,000     (1,819,000)
  Payments on debt....................................       --             (933,000)      (988,000)    (1,053,000)
  Other...............................................        (49,000)       (61,000)      (177,000)       (91,000)
                                                        -------------  -------------  -------------  -------------
Net cash used in financing activities.................     (3,052,000)      (963,000)    (3,892,000)    (2,263,000)
                                                        -------------  -------------  -------------  -------------
Net change in cash and cash equivalents...............     (2,645,000)     1,629,000     (2,352,000)     1,698,000
Cash and cash equivalents, beginning of period........      2,932,000        135,000      2,639,000         66,000
                                                        -------------  -------------  -------------  -------------
Cash and cash equivalents, end of period..............  $     287,000  $   1,764,000  $     287,000  $   1,764,000
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
  Interest............................................  $      49,000  $     127,000  $     188,000  $     556,000
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------
  Income taxes........................................  $     190,000  $     120,000  $     269,000  $     125,000
                                                        -------------  -------------  -------------  -------------
                                                        -------------  -------------  -------------  -------------

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

4) On July 22, 1997, the Company repurchased 2,000,000 shares of common stock, for $3,500,000, from Trilon Dominion Partners, LLC ("Trilon"). Trilon's remaining holdings, after the repurchase, were 1,600,807 shares of common stock and warrants for an additional 965,000 shares of common stock. This represented a 23.2% ownership position, on a fully diluted basis.

5) Earnings per common share equals net earnings divided by the weighted average number of common shares outstanding, after giving effect to dilutive stock options and warrants. Calculations for the three-month and year-to-date periods ended August 31, 1997 include the weighted effect of the 2,000,000 share repurchase completed on July 22, 1997. The 7 1/2% convertible debentures were determined, at the time of issuance, to not be common stock equivalents, and accordingly, are not included in earnings per share calculations for either period. Primary and fully diluted earnings per share for the three-month and year-to-date periods ended August 31, 1997 and August 31, 1996 were approximately the same.

6) During 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based options. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

    Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method pursuant to SFAS 123, rather than the method pursuant to APB 25 discussed above. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates of 6.5%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of 67%; and expected terms of five years.

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

    For the purposes of pro forma disclosure, the estimated fair value of the options is amortized to expenses over the options' vesting period. The Company's pro forma information is as follows:

                                                          THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                               AUGUST 31,                 AUGUST 31,
                                                        ------------------------  --------------------------
                                                           1997         1996          1997          1996
                                                        ----------  ------------  ------------  ------------
Pro forma net income:

Net income, as reported...............................  $  771,000  $    450,000  $  2,162,000  $  3,852,000
Compensation expense under SFAS 123...................     205,000        13,000       603,000        70,000
                                                        ----------  ------------  ------------  ------------
Cash and cash equivalents, end of period..............  $  566,000  $    437,000  $  1,559,000  $  3,782,000
                                                        ----------  ------------  ------------  ------------
                                                        ----------  ------------  ------------  ------------
Pro forma net income per share........................  $     0.06  $       0.24  $       0.14  $       0.37
                                                        ----------  ------------  ------------  ------------
                                                        ----------  ------------  ------------  ------------

    Included in the thirteen and thirty-nine week periods ended August 31, 1997 are he pro rata vesting effects of 955,271 options to purchase the Company's stock issued during fiscal 1997 and 1996, respectively. Included in the thirteen and thirty-nine week periods ended August 31, 1996 are the pro rata vesting effects of 225,000 options to purchase the Company's issued during fiscal 1996. Options to purchase the Company's common stock issued to directors and key employees generally vest from the date of grant to three years from the date of grant.

(7) The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("SFAS 128"). SFAS 128 is primarily a disclosure standard which requires public companies to present basic earnings per share (EPS) and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. The effect of adopting SFAS 128 has not been determined by management.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

FY 97 CURRENT THIRTEEN WEEKS VERSUS FY96

    The Company achieved record sales for the current thirteen weeks of fiscal 1997. Sales were $7,474,000 compared to $4,593,000 for the thirteen weeks of fiscal 1996, an increase of 62.7%. The increase was driven by a volume increase from the Company's sales of products introduced in the second and third quarters of fiscal 1996. The two new products, sold to computer printer makers, accounted for approximately $2,280,000 of the volume increase. Revenues from the company's new facility in Denver, Colorado accounted for $210,000. In addition, volume increases in the medical and aerospace product lines added approximately $400,000.

    Gross profit was favorably impacted, as a result of the volume increases. Gross profit for 1997 increased by 133%, to $1,883,000, over the year ago period. Volume increases created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $1,008,000 in fiscal 1997 versus $667,000 in fiscal 1996. As a percent of sales, fiscal 1997 was 13.5% compared to 14.5% in fiscal 1996. Operating expenses were higher in fiscal 1997 as a result of headcount increases in sales and engineering, higher commission expense associated with increased sales levels and the Company's incorporation of the Denver, Colorado acquisition into its operations.

    Interest expense decreased by 19%, or $20,000, in fiscal 1997 as a result of the Company's balance sheet restructuring in fiscal 1996 and 1997.

    Net income for fiscal 1997 was $771,000, or $0.08 per share, compared to $450,000, or $0.04 per share. Net income for fiscal 1996 included a one-time gain of $508,000 from the retirement of debt and a $27,000 loss on sales of securities. Excluding the one-time net gain, the Company would have posted a pro forma net loss of $31,000, an improvement of $802,000 in year-to-year results.

FY 97 CURRENT THIRTY-NINE WEEKS VERSUS FY96

    The Company achieved record sales for the thirty-nine weeks of fiscal 1997. Sales were $21,336,000 compared to $12,257,000 in fiscal 1996, an increase of 74.1%. The increase was driven by a volume increase from the Company's sales of products introduced in the second and third quarters of fiscal 1996. The two new products, sold to computer printer makers, accounted for approximately $7,760,000 of the volume increase. Revenues from the company's new facility in Denver, Colorado accounted for $690,000. In addition, volume increases in the medical and aerospace product lines added approximately $650,000.

    Gross profit was favorably impacted, as a result of the volume increases from the new product introductions. Gross profit for 1997 increased by 168%, to $5,363,000, over the year ago period. Volume increases created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $2,829,000 in fiscal 1997 versus $2,067,000 in fiscal 1996. As a percent of sales, fiscal 1997 was 13.3% compared to 16.9% in fiscal 1996. Operating expenses were higher in fiscal 1997 as a result of headcount increases in sales and engineering, higher commission expense associated with increased sales levels and the Company's incorporation of the Denver, Colorado acquisition into its operations.

    Interest expense decreased by 48.2%, or $246,000, in fiscal 1997 as a result of the Company's balance sheet restructuring in fiscal 1996 and 1997.

    Net income for fiscal 1997 was $2,162,000, or $0.20 per share, compared to $3,852,000, or $0.37 per share. Fiscal 1997 results included a one-time transaction relating to the sale of 50,000 shares of IT stock in

January 1997. Excluding this one-time transaction the Company, would have had pro forma net income of $2,032,000 or $0.19 per share.

    Net income for fiscal 1996 included one-time gains for sales of securities totaling $3,715,000, gain on stock rights of $572,000 and a one-time gain of $508,000 from the retirement of debt. Excluding these one-time gains, the Company would have posted a pro forma net loss of $943,000, or $0.09 per share.

    Comparing pro forma net income for fiscal 1997, excluding one-time items, compared to fiscal 1996, excluding one-time items, fiscal 1997 pro forma net income was $2,032,000 versus a loss $943,000 in fiscal 1996. This was an improvement of $2,975,000 in year-to-year results.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Company operations generated $988,000 and $2,722,000 of cash during the current thirteen weeks and thirty-nine weeks of fiscal 1997, respectively. The Company used cash from operations and the sales of securities to fund net additions of $741,000 in accounts receivable and $526,000 in inventory. The growth of accounts receivable and inventory is directly attributable to sales volume increases.

    The Company made capital purchases of $107,000 and $542,000 during the current thirteen weeks and thirty-nine weeks of fiscal 1997, respectively. The capital expenditures added necessary capacity for die cutting operations in response to volume increases. At the end of the period, the Company had commitments for capital expenditures totaling approximately $200,000.

    On July 22, 1997, the Company repurchased 2,000,000 shares of common stock, for $3,500,000, from Trilon Dominion Partners, LLC ("Trilon"). The transaction was completed with available cash and increased borrowing from the Company's credit line with Wells Fargo.

    The Company had approximately $287,000 of cash at quarter-end, which consisted primarily of investments in money market funds. The Company's operating credit line with Wells Fargo has current availability, as of September 19, 1997, of $3,167,000 with $1,498,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing lines of credit, will supply sufficient cash for working capital requirements, capital expenditures and debt payments for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials Group has shifted its marketplace strategy to place primary marketing emphasis on large volume and longer run products. The Company's operations in the first half of fiscal 1997 showed strong results based on this shift in emphasis in terms of sales mix and gross margins. Based on existing program orders and commitments, the Company anticipates sales growth in excess of 55%, i.e. an estimated sales range above $28.4 million for fiscal 1997. Current sales trends and projections indicate that the Company should continue to experience strong growth in fiscal 1998, with revenue increases of more than 20% anticipated.

    The Company is proceeding with its expansion plans to the Pacific Rim and Great Britain. This is in response to requests from some of Advanced Materials' major customers who conduct operations in Europe and Asia and would like the Company to establish a presence proximal to their operations. Advanced Materials management believes the establishment of such operations would be highly beneficial to the Company in that it would result in a greater volume of business from the aforementioned customers while at the same time positioning it to take advantage of additional growth opportunities in Southeast Asia and Europe.

    Separately, ongoing testing on the waterproof, breathable coating system that Advanced Materials Group has been developing jointly in the United Kingdom with Innovative Technologies, plc remains inconclusive, and the Company is planning to conduct follow-up tests in fiscal 1997.

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

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On September 15, 1997, an investor group purchased all the remaining common stock and warrants held by Trilon Dominion Partners, LLC. Dito-Caree, LP ("Caree"), a Nevada limited partnership, acquired 900,000 shares of common stock and warrants to acquire an additional 430,096 shares. On a fully diluted basis Caree controls 14.9%. The Lenawee Trust ("Lenawee") acquired 453,807 shares of common stock and warrants to acquire an additional 416,867 shares. On a fully diluted basis Lenawee controls 9.7%.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 99.1    --  Stock Repurchase Agreement dated July 22, 1997,
                         between the Registrant and Trilon.

(b)  Exhibit 99.2    --  Press Release dated July 23, 1997.

(c)  Reports -- None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 24, 1997                 ADVANCED MATERIALS GROUP INC.

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