Form 10KSB40
period 1997-11-30
ADVANCED MATERIALS GROUP INC
filed 1998-02-27
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

(MARK ONE)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997.

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE TRANSITION PERIOD FROM            TO

                          COMMISSION FILE NO. 0-16401

                            ------------------------

                         ADVANCED MATERIALS GROUP, INC.

                 (Name of small business issuer in its charter)

                     NEVADA                            33-0215295
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

    20211 S. SUSANA ROAD, RANCHO DOMINGUEZ,               90221
                   CALIFORNIA
    (Address of principal executive offices)           (Zip Code)

         Issuer's telephone number, including area code: (310) 537-5444

                            ------------------------

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No
____

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    The issuer's revenues for its most recent fiscal year were $30,042,000.

    The aggregate market value of the voting stock held by non-affiliates of the issuer on February 20, 1998 was $23,009,919. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 8,624,805 on February 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for Stockholder Meeting to be held on April 28, 1998: Part III.
Transitional Small Business Disclosure Format (check one): Yes ____ No _X_

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Advanced Materials Group, Inc. (the "Company"), through its subsidiaries and division, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a forty-four year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. Advanced Materials Foreign Sales Corporation Ltd. ("AM FSC") was formed in Fiscal Year 1997 ("FY97") as a wholly-owned subsidiary of AM to conduct the same business activities in the Asian Market. Advanced Materials Ltd., ("AM Ltd.") was formed in FY97 as a wholly-owned subsidiary of the Company to conduct the same business activities in the European market. The Company's Condor Utility Products, Inc. ("Condor") subsidiary produces specialized systems for mixing and dispensing multicomponent chemicals which, when combined, form sealants that are sold to end-users, chemical manufacturers and repackagers for use in the telecommunications and power utility industries. The Company's Performance Polymer Division plans, under license, to manufacture and market a hydrophilic polymer developed by Innovative Technologies, Ltd. ("IT") assuming satisfactory results are obtained in testing the product. Product testing is ongoing and the Company is unable to predict when, if ever, such new product will be commercialized.

    The Company, which was formerly known as Far West Ventures, Inc., was incorporated in Nevada in October 1986. The Company was inactive from January 1990 until April 1993, when it acquired AM. AM had previously been formed as a California corporation in August, 1992 for the purpose of acquiring the assets of the General Foam Products division of Wilshire Technologies, Inc. ("WTI"). The assets acquired by AM constituted a portion of the business and assets previously acquired by WTI from Wilshire Foam Products, Inc. in November, 1990.

    The Company's principal executive offices are located at 20211 S. Susana Road, Rancho Dominguez, California 90221, and its telephone number is (310) 537-5444.

ACQUISITIONS

    In November 1992, AM acquired the General Foam Products division of WTI for aggregate consideration of approximately $5,971,000, including the assumption of approximately $3,971,000 of certain liabilities of WTI related to its General Foam Products division

    In April 1993, AM effected a reverse acquisition of the Company (formerly known as Far West Ventures, Inc.). In connection with the transaction, the Company issued 5,030,160 shares of its Common Stock to the stockholders of AM.

    In August 1993, the Company purchased an equity interest in IT. In addition, the Company obtained an exclusive worldwide license from IT to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes developed by IT. Product testing is ongoing and the Company is unable to predict when, if ever, such new product will be commercialized.

    In October 1993, the Company acquired all of the outstanding stock of Condor for aggregate consideration of $1,025,000, payable $640,876 in cash and the issuance of 55,975 shares of the Company's Common Stock. The Company also agreed to pay additional consideration to the sellers based upon Condor achieving specified levels of profit for subsequent calendar years, but that agreement was replaced in 1995 with a bonus plan based on operating performance. The Company assumed all of the obligations of

Condor (other than federal income tax liabilities) which amounted to approximately $207,000 as of the closing date.

    On November 23, 1993, AM purchased from WTI certain assets of WTI's OEM Medical Products Division that had been used in connection with the private label manufacturing of products for medical accounts. The aggregate purchase price was $2,300,000 plus the assumption of liabilities under certain executory contracts in the approximate amount of $21,000.

    On September 1, 1996 the Company entered into an asset purchase agreement with Gasket and Molded Products, Inc. (GMP), a Colorado corporation, and its shareholders, whereby for cash of $130,000, as adjusted, the Company acquired substantially all of the assets and assumed certain liabilities of GMP.

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

    The Company's long-term strategy is to penetrate foreign marketplaces by establishing fabrication plants in such areas as Singapore, Ireland and Mexico. Two fabrication plants are planned to begin production in fiscal 1998. The plants are located in Ireland and Singapore, respectively. Ireland is a start-up company and will operate as Advanced Materials Ltd., a wholly-owned subsidiary of Advanced Materials Group, Inc. The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of AM to enter into a joint venture agreement in Singapore. AM FSC Ltd. has entered into a ten-year agreement with Foamtec Pte. Ltd. ("Foamtec"). Terms of the agreement call for AM FSC to lease production equipment and provide certain technology to Foamtec. Foamtec will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamtec's Singapore facility. The Company's long-term strategy also includes the identification and acquisition of undervalued entities which will add strategic and economic value to the Company's product line and competitive positioning.

    The Company will focus on launching Condor's new adhesives line (see "Description of Business-- Condor Utility Products") in the near future. This launch will lead to increases in revenue and profitability as we expand our customer base.

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

MANUFACTURING

    AM currently has four fabrication facilities located in Rancho Dominguez, California, Dallas, Texas, Portland, Oregon and Denver, Colorado. The Rancho Dominguez facility is approximately 56,000 square feet, the Dallas facility is approximately 80,000 square feet. The Portland facility is approximately 28,500 square feet and the Denver facility is approximately 9,000 square feet. The four current facilities serve different geographical markets. The Rancho Dominguez, Portland, and Denver facilities service a region consisting of the Western United States, Northwestern Mexico and the Pacific Rim area. The Dallas facility primarily services customers in the Southwest United States and the central and northeast border area of Mexico. The Rancho Dominguez, Dallas, Portland and Denver facilities have substantially the same equipment. The Rancho Dominguez facility also has additional equipment such as a flame laminator, a vacuum former and a heat embosser. A substantial amount of the equipment has been designed and constructed by AM. The Rancho Dominguez and Dallas facilities each maintain a separate sales and production staff, while administration and purchasing are centralized in the Rancho Dominguez facility.

    AM Ltd. is leasing approximately 25,000 square feet of space in Dublin, Ireland. The facility will serve as the Company's European headquarters and will have substantially the same equipment as the U.S. facilities.

    AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process which involves heating a foam or foam/ fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM currently produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process which involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM currently produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process, which involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a "glue" layer to the fabric. AM to currently uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process, which involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM currently produces caulking and sealing foam tape using this process. Die cutting is a process which involves the use of a match tool die in a hydraulic press to cut material. AM currently produces a variety of products such as electrosurgical pads, EKG pads, diagnostic swabs and artificial fingernail adhesive tabs with its die cutting equipment. Slitting is a process which uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

    AM is able to produce a variety of products for different markets by using the same fabrication techniques with different materials. For example, using its slitter, pressure sensitive laminator and die cutter equipment in sequence, AM can produce a variety of products, such as sound attenuation devices for computer printers, gaskets for hard disk drives, water seals for automotive air conditioners, inking pads and nail files. Using its slitter, flame laminating and thermoforming equipment in sequence, AM can produce other products such as padding for helmets, mouse pads for computers, sunglass frames, holsters and back support belts.

    In addition to fabricating polyurethane and polyethylene foam, AM fabricates other materials used in combination with foam such as fabrics, pressure sensitive adhesives and foils. AM also fabricates plastic films, pressure sensitive adhesives and other materials not in combination with foam. This capability enables AM to minimize its dependence on market sectors, which may be cyclical in nature.

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

QUALITY CONTROL

    AM maintains systems and procedures, and is ISO 9002 certified at its Rancho Dominguez, Dallas and Portland facilities, that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AM also maintains procedures for conducting quality compliance surveys of its major suppliers. AM has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. AM has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

SUPPLIERS

    AM purchases raw materials primarily consisting of polyurethane foam, crosslinked polyolefin foams and pressure sensitive adhesives. Polyurethane foam accounted for approximately 48% of the raw materials purchased by AM in fiscal 1997 and fiscal 1996. The Company's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 1997 and 1996 supplied approximately 54% and 31%, respectively, of AM's raw materials' requirement.

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

    AM's business is subject to the risk of price fluctuations and periodic shortages of raw materials. AM purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to AM could adversely affect AM's ability to manufacture and deliver products on a timely and competitive basis.

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

    AM's fifteen full-time salesmen make sales in the United States on a direct basis. Nine salesmen are in the field and six salesmen provide inside sales support. The nine field salesmen receive a base salary plus a commission and the five inside salesmen receive a salary. For fiscal year 1997 and 1996, approximately 95% of AM's sales were made in the United States.

    AM currently does business in a number of foreign countries including Singapore, Ireland, Mexico, Taiwan, Japan, Thailand and Israel. Foreign sales, which accounted for approximately 5% of total 1997 and 1996 sales, are made on a direct basis and through sales agents who receive commissions. In Mexico, an AM bilingual sales representative has been attempting to expand the market for AM's products, and opportunities for corporate partnering are being explored.

    AM FSC will begin direct sales to customers in the Asian market , and AM Ltd. will begin direct sales to customers in Ireland and the rest of Europe.

    AM relies primarily upon referrals by its customers and vendors and the activities of its salesmen for new business. AM advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AM also participates in industrial design and engineering trade shows as a means of marketing its products.

    Condor markets its products to the telecommunications and power utility industries through direct sales and a network of contract sales representatives in North America and a number of foreign countries including Mexico and England. The direct salesmen receive plus bonus and the contract sales representatives receive commissions.

BACKLOG

    AM manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At November 30, 1997 and 1996, AM's backlog of orders believed to be firm was approximately $8,597,000 and $5,613,000, respectively.

    Condor manufactures its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be canceled under certain conditions without significant penalty. At November 30, 1997 and 1996, Condor's backlog of orders believed to be firm was approximately $24,000 and $10,000 respectively.

CUSTOMERS

    AM generally sells its products pursuant to customer purchase orders. There can be no assurance that any such customers will continue to purchase products from AM in the future. These customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence upon one customer or one market sector. However, two customers accounted for 39% and 10% of consolidated revenues for the year ended November 30, 1997 and one customer accounted for 28% and 13% of consolidated revenues for the year ended November 30, 1996 and 1995, respectively. While AM has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could have an adverse effect on AM's business.

    AM's prices are competitive with other fabricators of custom materials. AM sales are typically made on terms, which require payment of the net amount due in 30 days.

    Major customers for Condor are primarily in the telecommunications and power utility business. Condor has identified the electronics and aerospace industries as future target markets for a new line of adhesive products, which Condor has developed and is launching in the near future.

    AM's domestic customers are located primarily in the West, Southwest and Southeast regions of the United States. For bulky, low value products, high freight costs on long distance shipments from AM's Rancho Dominguez, Portland, Denver and Dallas facilities make it difficult for AM to be competitive in other regions of the United States or internationally.

LICENSES AND PROPRIETARY RIGHTS; NEW PRODUCT

    Patents protect none of AM's current manufacturing processes. AM relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

    The Company has an exclusive worldwide license to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes developed by IT. Such polymers and processes are presently undergoing testing to determine their efficacy. Product testing is ongoing and the Company is unable to predict when, if ever, such new product will be commercialized. The licensed products include waterproof/breathable fabrics, leather substitutes, barrier coatings, controlled release materials and water soluble bags. The initial product under this license which the Company has determined to manufacture and sell, subject to the outcome of product and process testing, is a waterproof/breathable coating for fabrics. Although the waterproof breathable fabric industry is intensely competitive, the Company believes that its new coating product can compete if the new coating affords improved breathability compared to existing waterproof/breathable fabric coatings at a competitive price. In the past three years the Company has spent approximately $200,000 on research and development activities, primarily in connection with the proprietary polymers and processes originally developed by IT. The Company has absorbed such costs.

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

    The market in which Condor competes is competitive. Condor competes against one large competitor, Courtaulds Aerospace, which has substantially greater financial, marketing, personnel, and other resources than Condor, and three smaller competitors, which supply only small segments of the market. Condor competes primarily on the basis of the quality and utility of its products rather than on the basis of price.

GOVERNMENT REGULATION

    The manufacture of certain products by AM and Condor requires the purchase and use of chemicals and other materials, which are or may be, classified as hazardous substances. The Company and its subsidiaries do not maintain environmental impairment insurance. There can be no assurance that the Company and its subsidiaries will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

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

EMPLOYEES

    As of November 30, 1997, the Company and its AM subsidiary had approximately 107 full-time employees, of whom approximately 54 were located at AM's Rancho Dominguez, California facility, approximately 36 were located at AM's Dallas, Texas facility, 7 were located at AM's Portland, Oregon facility and 10 were located at AM's Denver, Colorado facility. Of AM's full-time employees, approximately 76 are employed in manufacturing, 15 are in sales, 5 perform clerical functions and 11 perform administrative functions. AM also utilizes the services of contract workers as needed from time to time in its manufacturing operations.

    As of November 30, 1997 Condor had 10 full-time employees. Of Condor's full-time employees, 7 are employed in production, 1 is in sales, and 2 perform administrative functions.

    The Company's Performance Polymer Division utilizes the services of consultants as needed in product development and business planning activities.

    None of the employees of the Company or its subsidiaries are presently represented by a labor union, and management considers the relationship of the Company and its subsidiaries with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California, approximately 80,000 square feet of manufacturing and office space in Dallas, Texas, approximately 28,500 square feet of manufacturing and office space in Portland, Oregon and approximately 9,000 square feet in Denver, Colorado. The Company pays rent of approximately $14,333 per month under its Rancho Dominguez lease, approximately $27,500 per month under its Dallas lease and approximately $8,000 per month under its Portland lease. The Company has subleased approximately 20,000 square feet of its Dallas facility to S-Line for approximately $7,700 per month. The Rancho Dominguez lease expires in November 1999, the Dallas lease expires in November 2000, the Portland lease expires in February 2000 and the Denver, Colorado lease expires in March 1998. AM is currently negotiating a one-year extension on the Denver facility.

    The Company's Condor subsidiary leases 15,600 square feet of manufacturing and office space in Stockton, California. Condor pays rent of approximately $5,000 per month under the lease, which expires in July 1999.

ITEM 3. LEGAL PROCEEDINGS.

    In October 1996, the Company, and WTI, was notified that they have been named in a bodily injury lawsuit pending in 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AM supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as: (1) AM was not incorporated at the time of such implants; (2) AM has had no involvement with silicone or other breast implants; (3) AM has ever marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, have a marked adverse effect on the Company's financial condition.

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

    The Company's Condor subsidiary has been named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. Plaintiffs alleged that Condor breached a supply contract by obtaining various molds from a competing supplier, and are seeking damages therefor. Plaintiffs are also seeking damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a former Condor employee and by its then owner (and current President). Condor filed a cross-complaint alleging that plaintiffs breached the contract. Plaintiffs received a nonbinding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs. Condor believes the plaintiff's claim to be without merit, intends to vigorously defend against the claim and has moved for declaratory relief in federal district court for the eastern district of California and has joined the previously disclosed actions that were the subject of claims between Condor and the plaintiffs in state court. Trial has been set to commence in June, 1998.

    The sellers of Condor have agreed to indemnify the Company with respect to any potential liability from the alleged breach of contract. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements. An adverse ruling could, however, have a material adverse effect on the Company's financial condition.

    On January 7, 1998 the Company filed suit in the Superior Court of California, County of Los Angeles, against a former employee of Condor for breach of promissory note and money lent. The Company believes it will prevail in this matter.

    On February 20, 1998 the former employee of Condor filed a cross-complaint in the Superior Court of California, County of Los Angeles, for damages and declaratory relief. The cross-complaint alleges that the Company breached an Employment Agreement with the former employee and claims damages. The Company believes that the cross-complaint has no merit and intends to vigorously defend against the claim. Accordingly, no provision for any liability has been made.

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

FISCAL 1997             HIGH        LOW      FISCAL 1996             HIGH        LOW
--------------------   -------    -------    --------------------   -------    -------
Fourth Quarter......   $ 5 1/4    $ 2 31/32  Fourth Quarter......   $ 2 3/4    $   27/32
Third Quarter.......   $ 2 31/32  $ 1 9/16   Third Quarter.......   $ 1 3/8    $   27/32
Second Quarter......   $ 2        $ 1 3/8    Second Quarter......   $ 1 13/32  $   1/2
First Quarter.......   $ 2 9/16   $ 1 7/16   First Quarter.......   $ 1 3/32   $   7/16

    There were 735 stockholders of record as of February 20, 1998.

    The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    AMG achieved record revenues, operating profit and cash flow from operating activities in fiscal 1997. This year's performance highlights the Company's continuing success in attracting large customers in rapidly growing, technology driven industries.

    THE COMPANY'S REVENUE rose to a record $30.0 million in the fiscal year ended November 30, 1997, up 64% from 1996. This increase was primarily attributable to volume increases in sales to computer printer manufacturers. Revenues in 1995 were $18.3 million, a 24% increase attributable primarily to the introduction of two new products sold to computer printer manufacturers.

    COST OF SALES increased 50% in 1997 from 1996, and 14% in 1996 from 1995. The overall growth in cost of sales was driven by unit volume growth of the products sold. While revenues increased substantially from 1995 to 1997, growth in cost of sales was significantly less. Volume increases improved capacity utilization rates and created production efficiency gains, resulting in favorable labor and overhead absorption.

    AMG'S GROSS PROFIT percentage was 26% in 1997, compared to 19% in 1996 and 12% in 1995.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased in absolute dollars during the three-year period as the Company increased both its direct sales force and engineering staff. However, SG&A declined as a percentage of revenues during the same period. As a percentage of revenue, SG&A was 13%, 16% and 18% in 1997, 1996 and 1995, respectively.

    INTEREST EXPENSE in 1997 amounted to $211,000, down from $564,000 in 1996. The decrease resulted from AMG's $3.2 million reduction of debt over the two-year period. The decrease in interest expense in 1996 from 1995 was primarily attributable to the combination of lower interest rates and lower level of average borrowings during the period.

    INCOME TAXES for 1997 and 1996 included benefits from net operating loss carry forwards. As a result, the Company's effective tax rates were significantly lower than statutory rates. The effective tax rate was 6% in 1997 and 4% in 1996, including extraordinary gain. The Company's net operating loss carry forwards have been fully utilized and effective tax rates in future periods will be driven by statutory rates.

    NET INCOME for fiscal 1997 was $2.9 million compared to $4.2 million in 1996. Fiscal 1997 results included a one-time transaction relating to the sale of 50,000 shares of IT stock in January 1997, which resulted in a realized gain of $139,000. Excluding this one-time transaction the Company would have had pro forma net income of $2.8 million. Net income for 1996 included one-time gains for sales of securities totaling $3.7 million, gain on stock rights of $572,000 and a one-time gain of $508,000, net of income tax, from the retirement of debt. Excluding these one-time gains, AMG would have posted a pro forma net loss of $634,000. The net loss in fiscal 1995 included a $719,000 write-down of goodwill. Excluding this one-time transaction the Company would have posted a pro forma net loss of $2.3 million.

    PRO FORMA RESULTS, net of one-time transactions, for 1997 increased $3.4 from 1996 and $5.0 million from 1995.

    THE COMPANY has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather then four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

    NEW ACCOUNTING STANDARDS include Statement of Financial Accounting Standards 128 ("SFAS 128"), "EARNINGS PER SHARE," which is a disclosure standard requiring public companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management has determined that the adoption of SFAS 128 would not have a material adverse effect on the net income (loss) per share as currently disclosed.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require significant revision of prior disclosures.

    In June 1997, SFAS No. 130 ("SFAS 130"), "COMPREHENSIVE INCOME" was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements.

    In June 1997, SFAS No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that SFAS 131 will have a material effect upon the Company's financial statements.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    AMG's financial condition continued to show strong improvement in 1997. During 1997 the Company generated a record $2.8 in cash from operating activities, an increase of $3.7 million over 1996, principally as a result of earnings. The 1997 cash generation provided the resources needed to invest $794,000 in new plant and equipment and reduce debt by $1.1 million. The Company also utilized cash from operations and existing cash balances to complete a $3.5 million share repurchase in July 1997.

    Inventory, primarily in raw materials, increased in 1997 as a direct result of the increase in sales volume. Accounts receivable increased $1.0 million and $1.8 million in 1997 and 1996, respectively. The increases were attributable to revenue growth. During the three-year period the Company experienced an increase in its concentration of credit risk as one customer accounted for 39% of revenue during fiscal

1997, compared to 28% in 1996 and 13% in 1995. The same customer accounted for 49% and 38% of accounts receivable at the end of 1997 and 1996, respectively.

    The Company invested $794,000 in capital equipment to support increases in production volumes and upgrade computer systems throughout the company. AMG invested $411,000 and $422,000 in 1996 and 1995, respectively. The Company has made commitments to purchase approximately $300,000 of equipment for its expansion in Ireland, with total year purchases anticipated to be approximately $750,000.

    The Company's operating credit line with Wells Fargo has current availability, as of February 20, 1998, of $3,762,573 with $1,372,185 outstanding. The Company is scheduled to complete a new $10 million revolving credit facility with Wells Fargo Bank on February 28, 1998. The Company's business plans call for substantial investments in both its Ireland and Singapore operations in 1998. The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for investment, working capital requirements, capital expenditures and debt payments for the next twelve months.

BUSINESS OUTLOOK

    The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

    The Company currently has sufficient orders from OEMs to believe that sales growth will continue in fiscal 1998. Based on current projected order releases from major customers, the sales growth year-to-year is projected to be above 20% for fiscal 1998.

    Gross profit and operating profit margins are expected to slow in 1998. The Company's fixed cost levels will increase, due to expansions in Ireland and Singapore, more quickly than initial sales volumes.

    Interest expense is expected to increase in fiscal 1998 as borrowing levels expand to support investment in Ireland and Singapore. This will be partially offset by lower average interest rates.

    Income taxes will increase in fiscal 1998. The Company's net operating loss carry forwards have been fully utilized and effective tax rates in future periods will be driven by statutory rates.

    Earnings per share calculations will be favorably impacted as a result of the Company's repurchase of 2 million shares of common stock in July 1997.

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

a) General business conditions, including a worsening economy which might slow the overall demand for the Company's products; increased inflationary pressures which might lead to increasing prices for raw materials, labor, and increases of interest costs based on the Company's borrowing activities.

b) Competitive factors, including the entry of new competitors into the marketplace and/or heightened competition from existing competitors; and the introduction of new products or technologies by customers or competitors.

c) Under utilization of the Company's factories and plants, or of any new plants.

d)  Delays in construction of new factories and plants.

e)  Concentrations of sales in markets and customers.

f) Failures to obtain new customers, retain customers or volume reductions by current customers.

g) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

h)  Inability to execute marketing and sales plans, including price increases.

i) Failure to attract and retain R&D/engineering staffing to support sales efforts.

j) Inability to develop cost effective means for timely production of new product orders in required quantities.

k) Delays or cancellations of orders; timing of significant orders; and introduction of new products.

l)  Short-term fluctuations in margins due to yields and efficiencies.

m) The effects of changes in foreign currencies.

n)  Loss of executive management or other key employees.

o)  Changes in financing amount, availability or cost.

p)  The effects of changes in costs and availability of insurance coverage.

q)  The effects of changes in compensation or benefit plans.

r) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

s)  Adverse results in significant litigation matters.

The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act.

ITEM 7. FINANCIAL STATEMENTS.

                            INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Materials Group, Inc.

    We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries as of November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997 in conformity with generally accepted accounting principles.

                                          CORBIN & WERTZ

January 14, 1998
Irvine, California

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------
                                                     ASSETS

Current assets:

  Cash and cash equivalents........................................................  $     312,000  $   2,639,000

  Available-for-sale securities....................................................       --              112,000

  Accounts receivable, net of allowance for doubtful accounts of $102,000 and
    $100,000 as of November 30, 1997 and 1996, respectively........................      4,002,000      3,014,000

  Note receivable from related party...............................................         50,000         50,000

  Inventories, net.................................................................      2,466,000      2,110,000

  Income taxes receivable..........................................................       --               20,000

  Deferred income taxes............................................................        136,000        184,000

  Prepaid expenses and other.......................................................        130,000        190,000
                                                                                     -------------  -------------

    Total current assets...........................................................      7,096,000      8,319,000

Property and equipment, net........................................................      2,337,000      2,279,000

Licenses, net of accumulated amortization of $149,000 and $115,000 as of November
  30, 1997 and 1996, respectively..................................................        188,000        222,000

Goodwill, net of accumulated amortization of $1,064,000 and $823,000 as of November
  30, 1997 and 1996, respectively..................................................      2,323,000      2,564,000

Deferred income taxes..............................................................        367,000       --

Other assets, net..................................................................        290,000        277,000
                                                                                     -------------  -------------

                                                                                     $  12,601,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                   Continued

                         ADVANCED MATERIALS GROUP, INC.

                           NOVEMBER 30, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $   2,125,000  $   1,993,000
  Income taxes payable.............................................................        239,000         54,000
  Accrued liabilities..............................................................      1,063,000        809,000
  Current portion of long-term obligations.........................................        164,000      1,197,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,591,000      4,053,000

Line of credit.....................................................................      1,175,000      1,039,000

Convertible debentures.............................................................        405,000        535,000

Deferred compensation, net of current portion of $135,000 and $127,000 at November
  30, 1997 and 1996, respectively..................................................        991,000      1,277,000

Capital lease obligations, net of current portion of $29,000 and $82,000 at
  November 30, 1997 and 1996, respectively.........................................         11,000         37,000

Deferred income taxes..............................................................         92,000        150,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      6,265,000      7,091,000
                                                                                     -------------  -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,604,805 and
    10,458,742 shares issued and outstanding at November 30, 1997 and 1996,
    respectively...................................................................          9,000         10,000
  Additional paid-in capital.......................................................      7,131,000     10,192,000
  Unrealized holding gain on available-for-sale securities.........................       --               88,000
  Accumulated deficit..............................................................       (804,000)    (3,720,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      6,336,000      6,570,000
                                                                                     -------------  -------------
                                                                                     $  12,601,000  $  13,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net sales...........................................................  $  30,042,000  $  18,306,000  $  14,728,000

Cost of sales (including depreciation of $596,000, $502,000 and
  $455,000 for the years ended November 30, 1997, 1996 and 1995,
  respectively).....................................................     22,354,000     14,859,000     12,995,000
                                                                      -------------  -------------  -------------
Gross profit........................................................      7,688,000      3,447,000      1,733,000
                                                                      -------------  -------------  -------------
Operating expenses:
  Selling, general and administrative...............................      3,956,000      2,926,000      2,711,000
  Depreciation and amortization.....................................        446,000        444,000        482,000
  Write-down of goodwill............................................       --             --              719,000
                                                                      -------------  -------------  -------------
    Total operating expenses........................................      4,402,000      3,370,000      3,912,000
                                                                      -------------  -------------  -------------
Income (loss) from operations.......................................      3,286,000         77,000     (2,179,000)

Other income and expenses:
  Realized gain on sale of securities...............................        139,000      4,310,000       --
  Interest income...................................................         58,000         59,000       --
  Interest expense..................................................       (211,000)      (564,000)      (822,000)
  Other, net........................................................       (176,000)       (44,000)        25,000
                                                                      -------------  -------------  -------------
    Total other income and expenses.................................       (190,000)     3,761,000       (797,000)
                                                                      -------------  -------------  -------------
Income (loss) before income taxes and extraordinary item............      3,096,000      3,838,000     (2,976,000)

Income taxes........................................................        180,000        162,000          3,000
                                                                      -------------  -------------  -------------
Net income (loss) before extraordinary item.........................      2,916,000      3,676,000     (2,979,000)

Extraordinary gain on forgiveness of debt, net of income tax of
  $18,000...........................................................       --              508,000       --
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $   2,916,000  $   4,184,000  $  (2,979,000)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Primary earnings per common share:
  Net income (loss) before extraordinary item.......................  $        0.28  $        0.34  $       (0.32)
  Extraordinary item................................................       --                 0.05       --
                                                                      -------------  -------------  -------------
    Net income (loss) per common share..............................  $        0.28  $        0.39  $       (0.32)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Fully diluted earnings per common share:
  Net income (loss) before extraordinary item.......................  $        0.27  $        0.34  $       (0.32)
  Extraordinary item................................................       --                 0.05       --
                                                                      -------------  -------------  -------------
    Net income (loss) per common share..............................  $        0.27  $        0.39  $       (0.32)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Primary weighted average common shares outstanding..................     10,600,162     10,703,833      9,173,541
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Fully diluted weighted average common shares outstanding............     10,669,392     10,703,833      9,173,541
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                                   UNREALIZED
                                                                                    GAIN ON
                                                 COMMON STOCK                      AVAILABLE-                     TOTAL
                                            ----------------------    PAID-IN       FOR-SALE    ACCUMULATED   STOCKHOLDERS'
                                              SHARES      AMOUNT      CAPITAL      SECURITIES     DEFICIT        EQUITY
                                            -----------  ---------  ------------  ------------  ------------  -------------
Balances, December 1, 1994................    9,177,189  $   9,000  $  9,552,000  $  2,965,000  $ (4,925,000)  $ 7,601,000

Offering costs............................      --          --           (59,000)      --            --            (59,000)
Unrealized holding loss on available-
  for-sale securities.....................      --          --           --           (934,000)      --           (934,000)
Net loss..................................      --          --           --            --         (2,979,000)   (2,979,000)
                                            -----------  ---------  ------------  ------------  ------------  -------------
Balances, November 30, 1995...............    9,177,189      9,000     9,493,000     2,031,000    (7,904,000)    3,629,000

Stock issued for cash of $0.55 per
  share...................................    1,260,807      1,000       699,000       --            --            700,000
Stock options exercised...................       20,746     --           --            --            --            --
Realized gain on available-for-sale
  securities..............................      --          --           --         (1,943,000)      --         (1,943,000)
Net income................................      --          --           --            --          4,184,000     4,184,000
                                            -----------  ---------  ------------  ------------  ------------  -------------
Balances, November 30, 1996...............   10,458,742     10,000    10,192,000        88,000    (3,720,000)    6,570,000

Expense recorded in connection with stock
  issued..................................       16,877     --            12,000       --            --             12,000
Stock options exercised...................       95,000      1,000       135,000       --            --            136,000
Stock issued as a result of conversion of
  debt, at $3.59 or $4.37 per share.......       34,186     --           130,000       --            --            130,000
Stock purchased by the Company for cash of
  $1.75 per share and retired.............   (2,000,000)    (2,000)   (3,498,000)      --            --         (3,500,000)
Consulting expense recorded as a result of
  options granted to a non-employee.......      --          --           160,000       --            --            160,000
Realized gain on available-for-sale
  securities..............................      --          --           --            (88,000)      --            (88,000)
Net income................................      --          --           --            --          2,916,000     2,916,000
                                            -----------  ---------  ------------  ------------  ------------  -------------
Balances, November 30, 1997...............    8,604,805  $   9,000  $  7,131,000  $    --       $   (804,000)  $ 6,336,000
                                            -----------  ---------  ------------  ------------  ------------  -------------
                                            -----------  ---------  ------------  ------------  ------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net income (loss)..................................................  $   2,916,000  $   4,184,000  $  (2,979,000)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization....................................      1,042,000        946,000        937,000
    Provision for bad debt...........................................          2,000        (27,000)      --
    Provision for obsolete inventory.................................         98,000        (33,000)      --
    Write-down of goodwill...........................................       --             --              719,000
    Deferred tax provision...........................................       (377,000)       (34,000)      --
    Interest and other expense on deferred compensation..............       (137,000)       122,000        158,000
    Loss on disposal of fixed assets.................................          7,000         44,000       --
    Expense recorded in connection with stock issued.................         12,000       --             --
    Consulting expense recorded as a result of options granted to a
      non-employee...................................................        160,000       --             --
    Gain on sale of stock rights.....................................       --             (572,000)      --
    Gain on sale of available-for-sale securities....................       (139,000)    (3,738,000)      --
    Extraordinary gain on forgiveness of debt........................       --             (526,000)      --
    Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable--trade.....................................       (990,000)    (1,803,000)       301,000
      Accounts receivable from affiliate.............................       --              165,000         49,000
      Income taxes receivable........................................         20,000        (20,000)      --
      Inventories....................................................       (454,000)        61,000        (10,000)
      Prepaid expenses and other.....................................         60,000          9,000         55,000
      Accounts payable and accrued liabilities.......................        386,000        274,000       (544,000)
      Income taxes payable...........................................        185,000         54,000       --
                                                                       -------------  -------------  -------------
Net cash provided by (used in) operating activities..................      2,791,000       (894,000)    (1,314,000)
                                                                       -------------  -------------  -------------

Cash flows from investing activities:
  Accounts receivable--other.........................................       --             --              299,000
  Other assets.......................................................        (51,000)       (98,000)       (18,000)
  Amounts borrowed by affiliate......................................       --              (50,000)      --
  Collection of notes receivable from affiliates.....................       --               19,000      1,490,000
  Proceeds from sale of available-for-sale securities................        163,000      5,093,000       --
  Purchases of property and equipment................................       (794,000)      (411,000)      (422,000)
  Cash used in acquisition of business...............................       --             (130,000)      --
  Sale of stock rights...............................................       --              572,000       --
                                                                       -------------  -------------  -------------
Net cash provided by (used in) investing activities..................       (682,000)     4,995,000      1,349,000
                                                                       -------------  -------------  -------------

                                   Continued

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Proceeds from sale of common stock, net of offering costs..........       --              700,000        (59,000)
  Exercise of common stock options...................................        136,000       --             --
  Purchase and retirement of common stock of the Company.............     (3,500,000)      --             --
  Net borrowings (repayments) under line of credit...................        136,000       (780,000)       177,000
  Payments on debt...................................................       (988,000)    (1,318,000)       (68,000)
  Issuance of debt...................................................       --             --               50,000
  Payments on capital lease obligations..............................        (79,000)       (76,000)       (52,000)
  Payments on deferred compensation..................................       (141,000)       (54,000)       (67,000)
                                                                       -------------  -------------  -------------
Net cash used in financing activities................................     (4,436,000)    (1,528,000)       (19,000)
                                                                       -------------  -------------  -------------
Net change in cash and cash equivalents..............................     (2,327,000)     2,573,000         16,000

Cash and cash equivalents, beginning of period.......................      2,639,000         66,000         50,000
                                                                       -------------  -------------  -------------
Cash and cash equivalents, end of period.............................  $     312,000  $   2,639,000  $      66,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosures of cash flow information--
  Cash paid during the year for:
    Interest.........................................................  $     312,000  $     615,000  $     632,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
    Income taxes.....................................................  $     352,000  $     180,000  $       3,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

Supplemental schedule of non-cash investing and financing activities:

    During the year ended November 30, 1997, the Company issued common stock in connection with the conversion of certain convertible debt totaling $130,000.

    During the year ended November 30, 1996, the Company off-set certain debt against accounts receivable amounting to $241,000.

    During the year ended November 30, 1996, the Company acquired assets and assumed liabilities as follows:

Accounts receivable...............................................  $  62,000
Inventory.........................................................     42,000
Property and equipment............................................     75,000
Accounts payable and accrued liabilities..........................    (49,000)
                                                                    ---------
Cash used in acquisition..........................................  $ 130,000
                                                                    ---------
                                                                    ---------

    During the year ended November 30, 1995, the Company and its subsidiaries acquired approximately $126,000 of property and equipment through the issuance of capital lease obligations.

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 1--ORGANIZATION

    Advanced Materials Group, Inc. ("AMG" or the "Company"), a Nevada corporation, engages in the conversion of specialty materials, including foams, films and adhesive composites into components and finished products for the computer peripheral, medical, automotive and aerospace consumer products markets, through its wholly owned subsidiaries Advanced Materials, Inc. ("AMI"), a California corporation and Condor Utility Products, Inc. ("Condor"), a California corporation.

    On September 1, 1996, the Company entered into an asset purchase agreement with Gasket and Molded Products, Inc., a Colorado Corporation and its shareholders ("GMP"), whereby for cash of $130,000, as adjusted, the Company acquired substantially all of the assets and assumed certain liabilities of GMP. The acquisition has been accounted for as a purchase. The purchase price approximated the fair value of the net assets acquired. In connection therewith, the Company entered into an employment contract with one of the former stockholders (see Note 11). The results of operations of GMP have been included in the consolidated financial statements since September 1, 1996. Pro forma incremental revenues, net income (loss) before extraordinary item, net income
(loss) and net income (loss) per common share as if the acquisition had occurred at the beginning of fiscal 1996 and fiscal 1995 would have been $466,000, $27,000, $27,000 and zero for fiscal 1996 and $586,000, $(54,000), $(54,000) and
$(.01) for fiscal 1995, respectively.

    On November 7, 1997, AMI established Advanced Materials Foreign Sales Corp. Ltd. ("AM FSC"), a foreign sales corporation in Bermuda. AM FSC was formed to carry out export sales, primarily related to a Singapore private limited company.

    On November 19, 1997, the Company established Advanced Materials Limited ("AM Ltd."), an Ireland corporation. AM Ltd. was formed to engage in the same business as the Company. As of November 30, 1997, operations had not commenced and assets were insignificant.

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

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of AMG and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Certain

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimates made by management also effect the reported operating results during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include the provision for loss on accounts receivable, the net realizability of inventory, the evaluation of the potential impairment of property and equipment, goodwill and licenses, and the net realizability of deferred tax assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than those recorded on a historical basis in the accompanying consolidated financial statements. The Company's financial instruments at November 30, 1997 consist of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable, line of credit and convertible debentures. The carrying amounts of the Company's financial instruments generally approximate their fair values at November 30, 1997. In the case of the notes receivable from related party, it was not practicable to determine fair values due to the lack of a market for such financial instruments.

CONCENTRATIONS OF CREDIT RISK

    CASH AND CASH EQUIVALENTS

    At November 30, 1997, the Company maintained cash balances at certain financial institutions in excess of the federally insured limits.

    CUSTOMERS

    The Company generally sells its products pursuant to customer orders. The Company extends credit to customers and performs periodic credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company periodically evaluates its accounts receivable for collectibility and provides a reserve for losses resulting therefrom.

    Two customers accounted for 39% and 10% of consolidated revenues for the year ended November 30, 1997. One customer accounted for 28% and 13% of consolidated revenues for the year ended November 30, 1996 and 1995, respectively. One customer accounted for 49% and 38% of consolidated accounts receivable as of November 30, 1997 and 1996, respectively.

    SUPPLIERS

    Two suppliers accounted for 54% and 16% of consolidated purchases for the year ended November 30, 1997. One supplier accounted for 31% of consolidated purchases for the year ended November 30, 1996. Two suppliers accounted for 39% and 20% of consolidated purchases for the year ended November 30, 1995. Two suppliers accounted for 11% and 10% of consolidated accounts payable at November 30, 1997. No one supplier accounted for 10% or more of consolidated accounts payable at November 30, 1996.

    Management believes that the loss of any of its major suppliers would not have a material adverse effect on the Company's operations long-term, due to the availability of other suppliers. However, the loss

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) of a major supplier could have a material adverse effect on operations in the short-term (estimated by management to be less than three months).

RISKS AND UNCERTAINTIES

    LICENSES AND PROPRIETARY RIGHTS

    None of the Company's current manufacturing processes are protected by patents. The Company relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes, including employment contracts with key personnel. There can be no assurance that others will not independently develop similar processes.

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

CASH AND CASH EQUIVALENTS

    The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 1997 consist primarily of investments in a money market fund.

AVAILABLE-FOR-SALE SECURITIES

    The Company's marketable equity securities were classified as available-for-sale and reported at fair value, with changes in the unrealized holding gain or loss included in stockholders' equity. The securities were classified as either current or long-term based upon the intentions of management of the Company as to whether such securities would be sold within twelve months (see Note 3). The net unrealized holding gain was not reduced by the related deferred income taxes due to the availability of net operating loss carryforwards (see Note 13). All such securities were sold during the year ended November 30, 1997.

INVENTORIES

    Inventories are stated at the lower of cost or market. Inventory costs are based on standard costs, which approximate the first-in, first-out method and include materials, labor and overhead (see Note 4). Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying 1997 consolidated balance sheet.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization, and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense as incurred (see Note 6). Depreciation expense was approximately $729,000, $643,000 and $584,000 for the years ended November 30, 1997, 1996 and
1995, respectively, of which $596,000, $502,000 and $455,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

LICENSES

    Licenses represent a fee paid for exclusive worldwide rights to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes and is being amortized over the life of the license agreement of 10 years. For each of the years ended November 30, 1997, 1996 and 1995, amortization amounted to approximately $34,000.

ORGANIZATION COSTS AND OTHER ASSETS

    Net organization costs of $21,000 and $59,000 at November 30, 1997 and 1996, respectively, are included in other assets and are being amortized using the straight-line method over five years. During the years ended November 30, 1997, 1996 and 1995 amortization of organization costs amounted to approximately $38,000, $50,000 and $42,000, respectively.

GOODWILL

    Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over fifteen years. Amortization during the years ended November 30, 1997, 1996 and 1995 amounted to $241,000, $219,000 and $277,000, respectively.

LONG-LIVED ASSETS

    The Company assesses the recoverability of its long-lived and certain intangible assets, including goodwill, by determining whether the related asset balance can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows (fair value) and charged to operations in the period in which impairment is determined by management. During the year ended November 30, 1995, management of the Company determined that $719,000 of goodwill had been impaired and, accordingly, the Company charged this amount to operations as reflected in the accompanying 1995 consolidated statement of operations. No additional impairment has been determined by management as of November 30, 1997.

STOCK-BASED COMPENSATION

    During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK-BASED COMPENSATION", which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25. Stock-based compensation issued to non-employees is accounted for under the provisions of SFAS 123.

TREASURY STOCK

    The Company records treasury stock purchases at cost. The excess of cost over par value is allocated to paid in capital based on the per share amount of paid in capital for all shares, with the difference charged to retained earnings.

REVENUE RECOGNITION

    Revenues from product sales are recognized upon shipment.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs were approximately $44,000, $28,000 and $11,000 for the years ended November 30, 1997, 1996 and 1995, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

FOREIGN CURRENCY TRANSACTIONS

    Foreign currency transaction gains or losses are included in operations for the period in which the exchange rate changes or the underlying transaction settles. Foreign currency transaction gains or losses were insignificant for the years ended November 30, 1997, 1996 and 1995.

NET INCOME (LOSS) PER SHARE

    Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective period. Common stock equivalents include shares issuable upon the exercise of the Company's stock options and warrants, unless anti-dilutive.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recognized in income in the period that includes the enactment date. A valuation allowance is established for any deferred asset for which realization is less likely than not.

NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards 128 ("SFAS 128"), "EARNINGS PER SHARE," which is a disclosure standard requiring public companies to present basic earnings per share, and if applicable, diluted earning per share, instead of primary and fully diluted earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Management has determined that the adoption of SFAS 128 would not have a material effect on the net income
(loss) per share as currently disclosed.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require signification revision of prior disclosures.

    In June 1997, SFAS No. 130 ("SFAS 130"), "COMPREHENSIVE INCOME" was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements.

    In June 1997, SFAS No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that SFAS 131 will have a material effect upon the Company's financial statements.

RECLASSIFICATIONS

    Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 3--AVAILABLE-FOR-SALE SECURITIES

    The fair value of available-for-sale securities was determined using market quotations at November 30, 1996. Available-for-sale securities consist of the following at November 30, 1996:

Fair value:
  Innovative Technologies, Inc. ("IT") 50,000 shares held at
    November 30, 1996.............................................  $ 112,000
Unrealized holding gain...........................................    (88,000)
                                                                    ---------
Cost basis........................................................  $  24,000
                                                                    ---------
                                                                    ---------

    During 1996, the Company sold 100,240 shares of an entity considered to be a related party and 2,504,504 shares of IT for $5,093,000 which resulted in a net realized gain of $3,738,000. On January 17, 1997, the Company sold its remaining 50,000 shares of IT which resulted in a realized gain of $139,000.

    In April 1996, the Company received approximately $572,000, in accordance with a distribution to shareholders of IT dated January 1, 1996 which granted existing shareholders of IT rights in connection with an IT United Kingdom offering. Such has been recorded as a realized gain on sale of securities in the accompanying consolidated statement of operations.

NOTE 4--INVENTORIES

    Inventories consist of the following at November 30:

                                                                        1997          1996
                                                                    ------------  ------------
Raw materials.....................................................  $  2,025,000  $  1,418,000
Work-in-process...................................................       252,000       440,000
Finished goods....................................................       379,000       344,000
                                                                    ------------  ------------
                                                                       2,656,000     2,202,000
Less allowance for obsolete inventory.............................      (190,000)      (92,000)
                                                                    ------------  ------------
                                                                    $  2,466,000  $  2,110,000
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 5--RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE FROM RELATED PARTY

    Note receivable from related party at November 30, 1997 and 1996 consists of an unsecured note receivable of $50,000 from a stockholder of the Company, bearing interest at prime plus 3% per annum (11.25% at November 30, 1996). The note matured November 1997.

    In January, 1998, the Company filed with the Superior Court of the State of California for the County of Los Angeles, a Complaint for Breach of the Promissory Note. The claim asks for specific performance of payment of the note plus all accrued interest and payment of legal fees. Management believes the Company will prevail.

    Interest income recorded in connection therewith was insignificant for the years ended November 30, 1997 and 1996.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 5--RELATED PARTY TRANSACTIONS (CONTINUED)
MUTUAL RELEASE AGREEMENT

    On July 3, 1996, the Company entered into a mutual release agreement with a related party whereby a subordinated note payable due a related party in December 1997, totaling $1,750,000, reduced by $50,000 in royalties due to the Company, plus due and unpaid interest thereon, was satisfied in full with a payment totaling $1,190,000. Such payment was made with cash after being reduced by approximately $241,000 of trade accounts receivable due the Company. The Company recorded the resulting gain of $526,000, net of applicable income taxes of $18,000, as an extraordinary item in the accompanying 1996 consolidated statement of operations.

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at November 30:

                                                                      1997           1996
                                                                  -------------  -------------
Machinery and equipment.........................................  $   3,336,000  $   2,891,000
Furniture and office equipment..................................        849,000        637,000
Equipment under capital lease...................................        262,000        262,000
Transportation equipment........................................         91,000         91,000
Leasehold improvements..........................................        306,000        221,000
Construction in progress........................................         58,000         19,000
                                                                  -------------  -------------
                                                                      4,902,000      4,121,000
Less accumulated depreciation and amortization..................     (2,565,000)    (1,842,000)
                                                                  -------------  -------------
                                                                  $   2,337,000  $   2,279,000
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 7--LINE OF CREDIT

    The line of credit consists of the following at November 30:

                                                                                            1997          1996
                                                                                        ------------  ------------
Revolving line of credit agreement with a bank which provides for borrowings of up to
  $5,000,000 based on percentages of eligible accounts receivable, inventory and fixed assets. Borrowings bear interest at prime plus 2% (10.5% at November 30, 1997), plus certain other fees, as defined. The line of credit is secured by substantially all of the assets of the Company and expires November 1999. The line of credit has certain financial covenants. The Company was in compliance with such covenants at
  November 30, 1997...................................................................  $  1,175,000  $  1,039,000
                                                                                        ------------  ------------
                                                                                           1,175,000     1,039,000
Less current portion..................................................................       --            --
                                                                                        ------------  ------------
                                                                                        $  1,175,000  $  1,039,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 7--LINE OF CREDIT (CONTINUED)
    Interest expense related to lines of credit totaled approximately $152,000, $200,000 and $297,000 for the years ended November 30, 1997, 1996 and 1995, respectively. Included therein was interest expense of $26,000 and $41,000 related to a stockholder line of credit for the years ended November 30, 1996 and 1995, respectively.

    On December 9, 1997, the Company agreed to enter into a new line of credit with its bank (see Note 14).

NOTE 8--NOTES PAYABLE

    Notes payable consists of the following at November 30, 1996:

Notes payable, as amended, to a former owner of Wilshire Foam Products, including interest ranging from 10% to 12% per annum; all due and paid on May 28,
  1997...........................................................................  $ 200,000

Notes payable to two former stockholders of the Company with quarterly interest only payments at a bank's prime rate plus 1% per annum; all due and paid in
  March, 1997....................................................................    788,000
                                                                                   ---------
                                                                                     988,000

Less current portion.............................................................   (988,000)
                                                                                   ---------
                                                                                   $  --
                                                                                   ---------
                                                                                   ---------

    Interest expense related to such notes payable to stockholders and affiliate totaled approximately $35,000, $125,000 and $122,000 for the years ended November 30, 1997, 1996 and 1995, respectively.

NOTE 9--CONVERTIBLE DEBENTURES

    The Company had outstanding convertible debentures totaling $405,000 and $535,000 at November 30, 1997 and 1996, respectively. The debentures bear interest at 7.5% per annum, and interest is payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share). The debentures mature through March 2004. The debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company's stock trades at a price equal to 150% of the closing bid price of its common stock for 10 consecutive trading days, then the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

    During 1997, four noteholders elected to convert an aggregate $130,000 of such debentures into an aggregate 34,186 shares of common stock at conversion rates of $3.59 or $4.37 (see Note 12).

    Interest expense related thereto totaled approximately $39,000 for the year ended November 30, 1997 and $40,000 for each of the years ended November 30, 1996 and 1995.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 10--DEFERRED COMPENSATION

    The Company is obligated to: (i) make monthly payments beginning December 1996, of $5,500 (reduced to $3,500 December 2006) and provide health insurance to a former employee who is currently a stockholder of the Company, (ii) make monthly payments beginning December 1995, of $3,500 to a former employee and
(iii) pay employment termination benefits to the former employee of $5,000 per month from June 1993 through November 1995.

    At November 30, 1997, these obligations have been discounted at the Company's average borrowing rate plus 50 basis points per annum (10.75% at November 30, 1997). In addition, these obligations are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of-living adjustments based on the Consumer Price Index (CPI), estimated by management at 3% per annum, and are due until the later of the death of the obligees or their spouses.

    The present value of the estimated future non-contingent payments under the above-mentioned agreements is approximately $1,126,000, net of a discount of approximately $3,622,000. Estimated future non-contingent payments are due in subsequent years as follows:

                                  YEARS ENDING
                                  NOVEMBER 30,
--------------------------------------------------------------------------------
  1998..........................................................................  $    135,000
  1999..........................................................................       135,000
  2000..........................................................................       139,000
  2001..........................................................................       143,000
  2002..........................................................................       147,000
  Thereafter....................................................................     4,049,000
                                                                                  ------------
                                                                                  $  4,748,000
                                                                                  ------------
                                                                                  ------------

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASES

    The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases which expire at various dates through November 2000. The Company and its subsidiaries also lease certain computers, machinery and equipment under capital lease obligations.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Approximate future annual minimum lease payments for capital lease obligations and for operating leases are as follows:

                            YEARS ENDING
                            NOVEMBER 30,                               CAPITAL     OPERATING
--------------------------------------------------------------------  ----------  ------------
  1998..............................................................  $   35,000  $    614,000
  1999..............................................................      12,000       600,000
  2000..............................................................      --           404,000
                                                                      ----------  ------------
  Total minimum lease obligations...................................      47,000  $  1,618,000
                                                                                  ------------
                                                                                  ------------
  Less interest.....................................................      (7,000)
                                                                      ----------
  Present value of minimum lease obligations........................      40,000

  Less current maturities...........................................     (29,000)
                                                                      ----------
  Long-term obligations.............................................  $   11,000
                                                                      ----------
                                                                      ----------

    Rent expense incurred under operating lease arrangements totaled approximately $592,000, $545,000 and $497,000 for the years ended November 30, 1997, 1996 and 1995, respectively.

    Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 1997, 1996 and 1995.

PRODUCT DEVELOPMENT AND LICENSE AGREEMENT

    The Company is party to a product development and license agreement with Innovative Technologies, Inc. ("IT"), whereby IT will develop industrial products for the Company and grant an exclusive worldwide license to the Company to manufacture and/or finish and to sell such products.

    Under the terms of the agreement, the Company paid IT approximately $169,000 in cash upon execution of the agreement on August 23, 1993 and will pay an additional L110,000 (British pounds) (the equivalent of $184,000 at November 30,
1997) in cash within thirty days after the commercialization of the product (as defined). In addition, the Company shall pay IT royalties with respect to each licensed product based upon a level of sales (as defined). No sales of "IT products" were effected during fiscal 1997, 1996 or 1995, and thus, no royalties were due.

EMPLOYMENT CONTRACTS

    In connection with the acquisition of GMP (see Note 1), the Company entered into a five year employment contract with one of the prior stockholders of GMP, which expires August 2001. Under the terms of the agreement, the Company is to pay $66,000 per annum plus a $630 per month auto allowance. The agreement also specifies incentive bonuses equal to 1% of net sales and 7.5% of operating profits, as defined, for each of the first two years and for the last three years of the employment term, respectively. During 1997, such stockholder was paid an insignificant amount in stock and cash pursuant to this agreement in connection with the incentive bonuses.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company entered into three employment contracts with officers, which expire through May 2000. Under the terms of the agreements, the Company is to pay base salaries ranging from $110,000 to $190,000 per year.

    In connection with the establishment of AM Ltd. (see Note 1), the Company entered into a one year agreement with an officer expiring December 1998. Under the terms of the agreement, the Company is to pay a base salary of L90,000 (Irish pounds), or the equivalent of approximately U.S. $150,000 at November 30, 1997. In addition, bonuses are to be paid equal to 4% of annual operating profits, as defined and bonuses of L15,000 are to be paid upon completion of certain milestones, as defined.

    Approximate minimum future obligations under employment contracts are as follows as of November 30, 1997:

                                  YEARS ENDING
                                  NOVEMBER 30,
--------------------------------------------------------------------------------
  1998..........................................................................  $    659,000
  1999..........................................................................       509,000
  2000..........................................................................       237,000
  2001..........................................................................        55,000
  2002..........................................................................       --
                                                                                  ------------
                                                                                  $  1,460,000
                                                                                  ------------
                                                                                  ------------

CONSULTING AGREEMENT

    The Company is party to an annual consulting agreement with a director of the Company, whereby the Company pays the director $5,000 per year. In connection with the agreement, the Company has granted options to purchase 20,000 shares of the Company's common stock (see Note 12).

    The Company was party to an annual consulting agreement, pursuant to which the Company granted options to purchase 20,000 shares of the Company's common stock annually, until termination of the agreement (see Note 12). Such agreement was terminated during 1996.

    On March 31, 1997, the Company entered into a minimum two year consulting agreement with a director, whereby for various corporate finance and acquisition services, the Company is obligated to pay $4,000 per month (plus a $10,000 first month retainer). In addition, the Company granted options to purchase 50,000 shares of the company's common stock at an exercise price of $1.50 expiring March 31, 2007 (see Note 12). If the director meets certain 'targets', as defined, the Company is obligated to issue additional options to purchase the Company's common stock, as defined. In connection with this agreement, the Company also extended the terms of 140,000 options held by such director. The extended options will expire March 31, 2007 (see Note 12).

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

    Condor has been named as a defendant in a lawsuit which alleges breach of a requirements contract for the construction of various molds. The Company has filed a cross-complaint contending that the plaintiffs breached the contract. Non-binding arbitration resulted in an award to the plaintiffs in the amount of approximately $267,000 plus interest. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs. Condor believes the plaintiff's claim to be without merit, intends to vigorously defend against the claim and has moved for declaratory relief in federal district court for the eastern district of California and has joined the previously disclosed actions that were the subject of claims between Condor and the plaintiffs in state court. In December 1996, the plaintiffs filed bankruptcy under Chapter 13 of the United States Bankruptcy Code. During 1997, such bankruptcy was dismissed. A jury trial date is presently set for June 1998. The sellers of Condor have agreed to indemnify the Company with respect to any potential liability from the alleged breach of contract. The ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the consolidated financial statements.

    In October 1996, the Company and Wilshire Technologies, Inc. ("WTI") were notified that they have been named in a bodily injury lawsuit pending in Dallas, Texas, involving silicon breast implants. Such suit alleges that AMI supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit which have allegedly caused adverse effects to the plaintiffs. The Company believes it has no exposure in this case as the
Company: (1) was not incorporated at the time of such implants; (2) neither the Company nor WTI has had any involvement with silicone or other breast implants;
(3) neither the Company nor WTI has ever marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements.

NOTE 12--STOCKHOLDERS' EQUITY

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

    On April 2, 1997, the Company issued an aggregate 16,877 shares of common stock valued at $0.69 per share. Such shares were issued in connection with certain provisions contained in the acquisition agreement of Condor.

    During 1997, the Company issued 34,186 shares of common stock in connection with the conversion of an aggregate $130,000 of debt, at $3.59 or $4.37 per share.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    On July 23, 1997, the Company repurchased 2,000,000 shares of common stock for cash of $1.75 per share. These shares were subsequently retired.

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

    During the years ended November 30, 1997, 1996 and 1995, the Company issued options, pursuant to the 1993 Plan, to purchase 95,217, 576,500 and 80,000 shares, respectively, of the Company's common stock at exercise prices ranging from $0.41 to $1.78 per share. No compensation was recorded in connection with the issuance of these options as they were issued at or near the fair market value of the underlying stock at the date of grant.

    1997 STOCK OPTION PLAN

    On May 4, 1997, the 1997 Stock Option Plan (the "1997 Plan") was adopted , effective January 1, 1997, and approved by the Board of Directors of the Company. The 1997 Plan authorizes the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company. The 1997 Plan was terminated on August 25, 1997.

    The 1997 Plan provided for the grant by the Company of options to purchase shares of the Company's common stock to its officers, directors, employees and consultants. The 1997 Plan provided that it was to be administered by a committee appointed by the Board of Directors (the Committee) of two or more non-

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED) employee directors, or if no committee was appointed, by the Board of Directors. The Committee had discretion, subject to the terms of the 1997 Plan, to select the persons entitled to receive options under the 1997 Plan, the terms and conditions on which options were granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

    Options granted under the 1997 Plan could only be "non-qualified stock options". No "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, could be granted.

    During the year ended November 30, 1997, the Company issued options to purchase 215,000 shares of the Company's common stock at exercise prices ranging from $1.28 to $2.22 per share. No compensation was recorded in connection with the issuance of these options as they were issued at or near the fair market value of the underlying stock at the date of grant.

    OTHER STOCK OPTIONS

    On March 31, 1997, the Company extended the terms of 140,000 options to expire March 31, 2007. These options were issued outside of the aforementioned 1993 and 1997 Plans and were originally due to expire in June of 1998. Pursuant to the provisions of SFAS 123, the fair value for the incremental benefit received by the option holder was estimated at the date of extension using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 7.0%, dividend yield of 0%, expected life of the option of 10 years, and a volatility factor of the expected market price of the Company's common stock of 67%. Compensation expense, related to the fair value of such options, of approximately $100,000 was recorded in connection therewith and is included in other expense in the accompanying 1997 consolidated statement of operations.

    Effective May 1, 1995, the Company issued options to a consultant, outside of the 1993 Plan, to purchase 20,000 shares of the Company's common stock at an exercise price of $0.45 per share, expiring April 1998. Such options were fully exercisable upon grant. No compensation was recorded in connection with the issuance of these options as they were issued at their fair market value of the underlying stock at the date of grant.

    Effective 1996, the Company issued options to employees and consultants, outside of the 1993 Plan, to purchase 125,000 shares of the Company's common stock at exercise prices ranging from $0.57 to $0.78 per share, expiring through February 2001. Such options were fully exercisable at date of grant. No compensation was recorded in connection with the issuance of these options as they were issued at their fair market value of the underlying stock at the date of grant.

    On March 31, 1997, the Company issued options to a director for consulting services, outside of the 1997 Plan, to purchase 50,000 shares of the Company's common stock at an exercise price of $1.50 per share (fair market value of the underlying stock at the date of grant), expiring March 2007. Such options were fully exercisable at date of grant. Pursuant to the provisions of SFAS 123, the fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 7.0%, dividend yield of 0%, expected life of the option of 10 years, and a volatility factor of the expected market price of the Company's common stock of 67%. Compensation expense, related to the fair value of such options, of $60,000 was recorded in connection with the issuance of these options, and is included in other expense in the accompanying 1997 consolidated statement of operations.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    During 1997, the Company issued options to purchase 21,388 shares of the Company's common stock outside of the 1993 and 1997 Plans, at exercise prices ranging from $2.84 and $3.44 per share, expiring through August 2007. Such options vest within six months from the date of grant. No compensation was recorded in connection with the issuance of these options as they were issued at their fair market value of the underlying stock at the date of grant.

    The following summarizes the options granted and outstanding as of November 30, 1997:

                                                                                    WEIGHTED
                                                      NUMBER OF SHARES               AVERAGE
                                            -------------------------------------   EXERCISE
                                             EMPLOYEE   NON-EMPLOYEE     TOTAL        PRICE
                                            ----------  -------------  ----------  -----------
Outstanding, November 30, 1994............     575,000       440,000    1,015,000   $    2.11
  Granted.................................      80,000        20,000      100,000        0.46
  Exercised...............................      --           --            --          --
  Canceled................................    (220,000)      --          (220,000)       3.78
                                            ----------  -------------  ----------
Outstanding, November 30, 1995............     435,000       460,000      895,000        2.22
  Granted.................................     652,000        50,000      702,000        0.90
  Exercised...............................     (21,000)      --           (21,000)       0.30
  Canceled................................     (64,000)     (250,000)    (314,000)       2.55
                                            ----------  -------------  ----------
Outstanding, November 30, 1996............   1,002,000       260,000    1,262,000        0.99
  Granted.................................     332,000        50,000      382,000        1.28
  Exercised...............................     (45,000)      (50,000)     (95,000)       1.42
  Canceled................................     (15,000)      --           (15,000)       1.00
                                            ----------  -------------  ----------
Outstanding, November 30, 1997............   1,274,000       260,000    1,534,000   $    1.08
                                            ----------  -------------  ----------
                                            ----------  -------------  ----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 1997.

                                             NUMBER OF OPTIONS         WEIGHTED AVERAGE
                EXERCISE                  -----------------------      CONTRACTUAL LIFE
                 PRICE                    OUTSTANDING  EXERCISABLE         REMAINING
----------------------------------------  -----------  ----------  -------------------------
$0.30...................................     200,000      200,000           5.1 years
 0.43...................................      10,000       10,000                 2.5
 0.44...................................      10,000       10,000                 2.5
 0.45...................................      20,000       20,000                 0.4
 0.52...................................      10,000       10,000                 2.6
 0.57...................................      20,000       20,000                 1.4
 0.59...................................      10,000       10,000                 2.2
 0.69...................................     155,000       95,000                 7.0
 0.78...................................     125,000      125,000                 8.4
 0.91...................................      10,000       10,000                 3.6
 1.00...................................     407,000      377,000                 8.8
 1.23...................................      10,000       10,000                 3.5
 1.27...................................      10,000       10,000                 3.5
 1.28...................................     175,000       --                     9.1
 1.50...................................     210,000      210,000                 8.5
 1.63...................................      20,000       20,000                 1.6
 1.65...................................      10,000       --                     9.3
 1.75...................................      10,000       10,000                 4.2
 1.78...................................      20,000       20,000                 4.2
 1.97...................................      10,000       --                     4.5
 2.06...................................      10,000       --                     4.5
 2.16...................................      10,000       10,000                 1.5
 2.22...................................      10,000       --                     4.6
 2.63...................................      10,000       10,000                 1.5
 2.84...................................       2,000        2,000                 9.6
 3.44...................................      20,000       --                     4.8
 4.00...................................      20,000       20,000                 1.2
                                          -----------  ----------
                                           1,534,000    1,209,000
                                          -----------  ----------
                                          -----------  ----------

SFAS 123 PRO FORMA INFORMATION

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions for the years ended November 30, 1997 and 1996: risk free interest rate of 6.8%, dividend yield of 0%, expected life of the options at 5 or 10 years, and volatility factor of the expected market price of the Company's common stock of 100%.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options granted after December 15, 1995, is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per share had compensation costs for the Company's stock option plan's been determined based on a fair value at the date of grant consistent with the provisions of SFAS 123, for the years ended November 30:

                                                                     1997           1996
                                                                 -------------  -------------
Net income, as reported........................................  $   2,916,000  $   4,184,000
Adjustment to compensation expense under SFAS 123..............       (382,000)      (382,000)
                                                                 -------------  -------------
Net income, pro forma..........................................  $   2,534,000  $   3,802,000
                                                                 -------------  -------------
                                                                 -------------  -------------
Earning per share, as reported:
  Primary......................................................  $        0.28  $        0.39
                                                                 -------------  -------------
                                                                 -------------  -------------
  Fully-diluted................................................  $        0.27  $        0.39
                                                                 -------------  -------------
                                                                 -------------  -------------
Earnings per share, pro forma:
  Primary......................................................  $        0.24  $        0.36
                                                                 -------------  -------------
                                                                 -------------  -------------
  Fully diluted................................................  $        0.24  $        0.36
                                                                 -------------  -------------
                                                                 -------------  -------------
Primary weighted average shares................................     10,600,162     10,703,833
                                                                 -------------  -------------
                                                                 -------------  -------------
Fully diluted weighted average shares..........................     10,669,392     10,703,833
                                                                 -------------  -------------
                                                                 -------------  -------------

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

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 12--STOCKHOLDERS' EQUITY (CONTINUED)
    On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder, the lender/stockholder was granted a warrant to purchase 30,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $.75 per share.

NOTE 13--INCOME TAXES

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at November 30 are presented below:

                                                                       1997          1996
                                                                    -----------  -------------
Deferred tax assets:
  Accounts receivable, principally due to allowance for doubtful
    accounts......................................................  $    44,000  $      43,000
  Inventories, principally due to allowance for inventory
    obsolescence..................................................      134,000         86,000
  Accrued expenses, principally due to accrual for financial
    reporting purposes............................................       62,000         64,000
  Options valued for book purposes not deductible for tax purposes
    until exercised...............................................       69,000       --
  Alternative minimum tax.........................................      --              70,000
  State taxes.....................................................       70,000         49,000
  Goodwill and other intangible assets............................      566,000        549,000
  Net operating loss carryforwards................................       34,000        890,000
                                                                    -----------  -------------
    Total gross deferred tax assets...............................      979,000      1,751,000

    Less valuation allowance......................................     (476,000)    (1,567,000)
                                                                    -----------  -------------
    Total net deferred tax assets.................................  $   503,000  $     184,000
                                                                    -----------  -------------
                                                                    -----------  -------------
Deferred tax liability:
  Plant and equipment, principally due to differences in
    depreciation..................................................  $   (92,000) $    (150,000)
                                                                    -----------  -------------
    Total gross deferred tax liability............................  $   (92,000) $    (150,000)
                                                                    -----------  -------------
                                                                    -----------  -------------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 13--INCOME TAXES (CONTINUED)
    Income tax expense for the years ended November 30, 1997 and 1996 consists of the following provisions:

                                                                          1997         1996
                                                                       -----------  ----------
Current: U.S. Federal................................................  $   285,000  $   81,000
        State and local..............................................      272,000     115,000
                                                                       -----------  ----------
                                                                           557,000     196,000
                                                                       -----------  ----------
Deferred: U.S. Federal...............................................     (403,000)    (34,000)
         State and local.............................................       26,000      --
                                                                       -----------  ----------
                                                                          (377,000)    (34,000)
                                                                       -----------  ----------
Total income tax provision...........................................  $   180,000  $  162,000
                                                                       -----------  ----------
                                                                       -----------  ----------

    No provision for income taxes for the year ended November 30, 1995 was required, except for minimum state taxes, since the Company incurred a loss during such year and the deferred tax asset relating to the net operating loss resulting therefrom was fully reserved.

    Income tax expense for the years ended November 30, 1997 and 1996 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes and extraordinary item as a result of the following:

                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
Computed "expected" tax expense (benefit)............................  $   1,053,000  $   1,305,000  $  (1,012,000)
Increase (reduction) in income taxes resulting from:
  Changes in the beginning-of-the-year balance of the valuation allowance for deferred tax assets allocated to income tax
    (benefit) expense................................................     (1,010,000)    (1,246,000)     1,012,000
  State and local income taxes, net of federal income tax benefit....        137,000         95,000          3,000
  Other..............................................................       --                8,000       --
                                                                       -------------  -------------  -------------
                                                                       $     180,000  $     162,000  $       3,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    As of November 30, 1997, the Company has net operating loss carryforwards for state purposes of approximately $366,000, which expire in varying amounts annually through 1999.

NOTE 14--SUBSEQUENT EVENT

LINE OF CREDIT

    On December 9, 1997, the Company agreed to enter into a new line of credit (the "Line") with its bank. Such Line allows for borrowings up to $10,000,000, as defined, and bears interest ranging from prime plus 0.25% up to prime plus 0.75%, as defined. The Line matures March 1, 2000 and replaces the

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995

NOTE 14--SUBSEQUENT EVENT (CONTINUED)
Company's existing line of credit (see Note 7). The Company is required to maintain certain financial ratios and pay certain fees, as defined.

OPTIONS

    On January 1, 1998, in connection with an employment agreement (see Note
11), the Company granted options to purchase 150,000 shares of the Company's common stock to an employee. The options have an exercise price of $4.00 and vest over three years.

AM FSC AGREEMENT

    In January 1998, the Company's AM FSC subsidiary entered into a ten-year agreement with Foamtec Pte. Ltd. ("Foamtec"). Terms of the agreement call for AM FSC to lease production equipment and provide certain technology to Foamtec. Foamtec will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamtec's Singapore facility. The agreement will result in profits to AM FSC and Foamtec on products sold by AM FSC to customers in Asia.

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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information for Part III, items 9, 10, 11 and 12 are hereby incorporated by reference to the Company's Proxy Statement for a meeting to be held on April 28, 1998, which will be filed with the Commission within (120) one hundred twenty days of the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K.

        (a) List of Exhibits:

   NO.     EXHIBITS
---------  -----------------------------------------------------------------------------------------------------
     2.1   Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of
             Wilshire Advanced Materials, Inc. (1)
     3.1   Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures,
             Inc.). (1)
     3.2   Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
     3.3   Bylaws, as amended, of Advanced Materials Group, Inc. (1)
    10.1   Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire
             Technologies, Inc. (1)
    10.2   Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc.
             and Wilshire Technologies, Inc. dated December 2, 1992. (1)
    10.3   Product Development and License Agreement dated August 23, 1993 between Advanced Materials Group,
             Inc. and Innovative Technologies, Ltd. (2)
    10.4   Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc. (3)
    10.5   Consulting Agreement dated June 7, 1993 between Advanced Materials Group, Inc. and Michael Ledeen.
             (4)
    10.6   Consulting Agreement dated June 1, 1993 between Advanced Materials Group, Inc. and Paschall and
             Company. (5)
    10.7   The 1993 Stock Option Plan of Advanced Materials Group, Inc. (6)
    10.8   Form of Convertible Debenture. (7)
    10.9   Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of
             $787,618. (8)
    10.10  Lease dated February 1, 1994 between Advanced Materials Group, Inc. and The Riggs National Bank of
             Washington D.C. as Trustee of the Multi-Employer Property Trust. (9)
    10.11  Credit Agreement dated as of September 21, 1994, between Advanced Materials Group, Inc. and Dominion
             Capital, Inc. (10)
    10.12  Lease dated August 2, 1994, between Wilshire Advanced Materials, Inc. and Susana Property Co. (11)
    10.13  Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and
             Hiram H. Johnson and Beth A. Johnson. (12)
    10.14  Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity
             Corporation, as Landlord and Advanced Materials, Inc., as Tenant. (13)
    10.15  Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C.
             (14)
    10.16  Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC. (15)
    10.17  Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo
             National Association. (16)
    10.18  First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and
             Wells Fargo National Association. (17)
    10.19  Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and
             Gasket and Molded Products, Inc. and Shareholders. (18)

   NO.     EXHIBITS
---------  -----------------------------------------------------------------------------------------------------
    10.20  Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And
             Riggs National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust. (19)
    10.21  The 1997 Stock Option Plan of Advanced Materials Group, Inc.
    10.22  Industrial sublease agreement executed September 1, 1997 between Advanced Materials, Inc. as landlord and S-Line as tenant.
    10.23  Manufacturing agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec
             (Singapore) Pte. Ltd.
    10.24  Form of Warrant Assignment agreement dated September 15, 1997 between Trilon Dominion Partners, LLC.
             and certain individuals.
    21.    List of Subsidiaries.
    23.1   Consent of Corbin & Wertz.
    27.    Financial Data Schedule.

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

(12) Filed as Exhibit 10.2 to Form 10-QSB dated August 31, 1995.

(13) Filed as Exhibit 10.3 to Form 10-QSB dated August 31, 1995.

(14) Filed as Exhibit 2.2 to Form 8-K filed January 5, 1996.

(15) Filed as Exhibit 2.3 to Form 8-K filed January 5, 1996.

(16) Filed as Exhibit 10.18 to Form 10-KSB dated November 30, 1996.

(17) Filed as Exhibit 10.19 to Form 10-KSB dated November 30, 1996.

(18) Filed as Exhibit 10.20 to Form 10-KSB dated November 30, 1996.

(19) Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1996.

        (b) Reports on Form 8-K

       On September 26, 1997 the Company filed a report on Form 8-K. The report was filed to disclose change in control of the Company.

       On October 7, 1997 the Company filed a report on Form 8-K/A, representing an amended filing to the Form 8-K filed on September 26, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED MATERIALS GROUP, INC.
Dated: February 27, 1998

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

                                              Chief Executive Officer,
             /s/ STEVE F. SCOTT                 President and Director        February 27,
-------------------------------------------     (PRINCIPAL EXECUTIVE              1998
               Steve F. Scott                   OFFICER)

                                              Vice President/Chief
           /s/ J. DOUGLAS GRAVEN                Financial Officer and
-------------------------------------------     Secretary (PRINCIPAL          February 27,
             J. Douglas Graven                  FINANCIAL AND ACCOUNTING          1998
                                                OFFICER)

            /s/ TIMOTHY R. BUSCH
-------------------------------------------   Chairman and Director           February 27,
              Timothy R. Busch                                                    1998

           /s/ MAURICE J. DEWALD
-------------------------------------------   Director                        February 27,
             Maurice J. DeWald                                                    1998

           /s/ MICHAEL A. LEDEEN
-------------------------------------------   Director                        February 27,
             Michael A. Ledeen                                                    1998

            /s/ ALLAN H. MELTZER
-------------------------------------------   Director                        February 27,
              Allan H. Meltzer                                                    1998

           /s/ N. PRICE PASCHALL
-------------------------------------------   Director                        February 27,
             N. Price Paschall                                                    1998