Form 10QSB
period 1998-03-01
ADVANCED MATERIALS GROUP INC
filed 1998-04-14
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                                ---------------

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MARCH 1, 1998.

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

                                 (310) 537-5444
                           Issuer's telephone number

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No
_____

    Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

     COMMON STOCK, $.001 PAR VALUE, 8,687,805 SHARES AS OF MARCH 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 1, 1998 AND NOVEMBER 30, 1997
                                     ASSETS

                                                                                         1998           1997
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $     355,000  $     312,000
  Accounts receivable, net.........................................................      5,336,000      4,052,000
  Inventories, net.................................................................      2,490,000      2,466,000
  Prepaid expenses and other.......................................................        215,000        266,000
                                                                                     -------------  -------------
    Total current assets...........................................................      8,396,000      7,096,000
Property and equipment, net........................................................      2,332,000      2,337,000
Goodwill, net......................................................................      2,262,000      2,323,000
Other assets.......................................................................        778,000        845,000
                                                                                     -------------  -------------
                                                                                     $  13,768,000  $  12,601,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $   2,400,000  $   2,125,000
  Current portion of long-term obligations.........................................        187,000        164,000
  Other............................................................................      1,322,000      1,302,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      3,909,000      3,591,000
Long-term liabilities:
  Long-term debt...................................................................      2,907,000      2,582,000
  Other............................................................................         92,000         92,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      6,908,000      6,265,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,624,805 and
    8,604,805 shares issued and outstanding at March 1, 1998 and November 30, 1997,
    respectively...................................................................          9,000          9,000
  Additional paid-in capital.......................................................      7,141,000      7,131,000
  Accumulated deficit..............................................................       (290,000)      (804,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      6,860,000      6,336,000
                                                                                     -------------  -------------
                                                                                     $  13,768,000  $  12,601,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          THIRTEEN WEEKS ENDED
                                                                                                MARCH 1,
                                                                                       ---------------------------
                                                                                           1998          1997
                                                                                       ------------  -------------
Net sales............................................................................  $  8,271,000  $   6,794,000
Cost of sales........................................................................     6,074,000      5,106,000
                                                                                       ------------  -------------
Gross profit.........................................................................     2,197,000      1,688,000
                                                                                       ------------  -------------
Operating expenses:
  Selling, general and administrative................................................     1,140,000        846,000
  Intangible asset amortization......................................................        78,000         78,000
                                                                                       ------------  -------------
Total operating expenses.............................................................     1,218,000        924,000
                                                                                       ------------  -------------
Income from operations...............................................................       979,000        764,000
Other income and expenses:
  Interest expense...................................................................       (65,000)       (96,000)
  Realized gain on sale of securities................................................       --             139,000
  Other, net.........................................................................       (49,000)        (2,000)
                                                                                       ------------  -------------
    Total other income and expenses..................................................      (114,000)        41,000
Income before income taxes...........................................................       865,000        805,000
Income tax provision.................................................................       350,000         79,000
                                                                                       ------------  -------------
Net income after income taxes........................................................  $    515,000  $     726,000
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Income per share
  Basic per common share:............................................................  $       0.06  $        0.07
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Weighted average shares outstanding..................................................     8,616,427     10,458,742
                                                                                       ------------  -------------
                                                                                       ------------  -------------
  Diluted per share..................................................................  $       0.05  $        0.06
                                                                                       ------------  -------------
                                                                                       ------------  -------------
Weighted average shares outstanding..................................................     9,838,030     11,187,504
                                                                                       ------------  -------------
                                                                                       ------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THIRTEEN WEEKS ENDED
                                                                                                 MARCH 1,
                                                                                         -------------------------
                                                                                            1998          1997
                                                                                         -----------  ------------
Cash flows from operating activities:
  Net income...........................................................................  $   515,000  $    726,000
  Adjustments to reconcile net income to net cash used in operating activities:........      155,000       (75,000)
  Depreciation and amortization:.......................................................      277,000       263,000
  Changes in operating assets and liabilities..........................................     (943,000)     (699,000)
                                                                                         -----------  ------------
Net cash provided by operating activities..............................................        4,000       215,000
                                                                                         -----------  ------------
Cash flows from investing activities:
  Purchases of property and equipment..................................................     (194,000)     (201,000)
  Proceeds from sale of available-for-sale securities..................................      --            163,000
Other..................................................................................      (90,000)       11,000
                                                                                         -----------  ------------
Net cash used in investing activities..................................................     (284,000)      (27,000)
                                                                                         -----------  ------------
Cash flows from financing activities:
  Net change in borrowings.............................................................      364,000        66,000
  Other................................................................................      (41,000)      (73,000)
                                                                                         -----------  ------------
Net cash provided by (used in) financing activities....................................      323,000        (7,000)
                                                                                         -----------  ------------
Net change in cash and cash equivalents................................................       43,000       181,000
Cash and cash equivalents, beginning of period.........................................      312,000     2,639,000
                                                                                         -----------  ------------
Cash and cash equivalents, end of period...............................................  $   355,000  $  2,820,000
                                                                                         -----------  ------------
                                                                                         -----------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest...........................................................................  $    47,000  $     61,000
                                                                                         -----------  ------------
                                                                                         -----------  ------------
    Income taxes.......................................................................  $    93,000  $     14,000
                                                                                         -----------  ------------
                                                                                         -----------  ------------

    The accompanying notes are an integral part of this financial statement.

                         NOTES TO FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                             MARCH 1, 1998  NOVEMBER 30, 1997
                                                             -------------  -----------------
Raw Materials..............................................   $ 2,038,000     $   2,025,000
Work-in-process............................................       319,000           252,000
Finished Goods.............................................       303,000           379,000
                                                             -------------  -----------------
                                                                2,660,000         2,656,000
Less allowance for obsolete inventory......................      (170,000)         (190,000)
                                                             -------------  -----------------
                                                              $ 2,490,000     $   2,466,000
                                                             -------------  -----------------
                                                             -------------  -----------------

3) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the Annual Report on form 10KSB.

4) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, SFAS No. 130 ("SFAS 130"), "Comprehensive Income" was issued and becomes effective in 1998, requiring reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements.

    In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. Implementation of SFAS 131 has not had a material impact on the Company's financial statements.

    In February 1997, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." Implementation of SFAS 129 has not required significant revision of prior disclosures.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which is a disclosure standard requiring public companies to present basic earnings per share, and if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share. Earnings per share for the thirteen-week period ended March 1, 1997 have been restated accordingly.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    FY 98 CURRENT THIRTEEN WEEKS VERSUS FY97

    The Company had sales for the current thirteen weeks of fiscal 1998 of $8,271,000 compared to $6,794,000 for the thirteen weeks of fiscal 1997, an increase of 22%. The growth came primarily from volume increases in sales to computer printer makers.

    Gross profit was favorably impacted, as a result of the volume increases. Gross profit for 1998 increased by 30%, to $2,197,000, over the year ago period. Volume increases created production efficiency gains as a result of longer factory production runs.

    Operating expenses were $1,140,000 in fiscal 1998 versus $846,000 in fiscal 1997. As a percent of sales, fiscal 1998 was 14% compared to 12% in fiscal 1997. Operating expenses were higher in fiscal 1998 as a result of the Company expensing $139,000 of one-time costs incurred during start-up of its facility in Ireland, headcount increases in sales and engineering, and higher commission expense associated with increased sales levels.

    Interest expense decreased by 32%, or $31,000, in fiscal 1998 as a result of lower debt levels.

    Income tax provision for fiscal 1998 was $350,000 versus $79,000 in fiscal 1997, an increase of $271,000. The Company has exhausted Net Operating Loss ("NOLs") carryforwards and has recorded an effective tax rate of 40%. The taxes recorded in fiscal 1997 represented only minimum tax and alternative minimum tax.

    Net income for fiscal 1998 was $515,000, or $0.05 per share, compared to $726,000, or $0.06 per share for fiscal 1997. Net income for fiscal 1997 included a one-time gain of $139,000 from the sale of securities. Excluding the one-time gain, the Company would have posted pro forma net income of $587,000. Comparing fiscal 1998 to pro forma fiscal 1997 shows a decline of $72,000. The decline is fully attributable to the $271,000 increase in taxes.

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Company operations generated $4,000 of cash during the current thirteen weeks fiscal 1998. Accounts receivable expanded approximately $1.3 million during the first quarter. The growth of accounts receivable is attributable to sales volume increases.

    The Company made capital purchases of approximately $200,000 during the current thirteen weeks of fiscal 1998. The capital expenditures were in conjunction with the Company's start-up in Ireland. At the end of the period, the Company had commitments for capital expenditures totaling approximately $200,000.

    The Company had approximately $355,000 of cash at quarter-end, which consisted primarily of investments in money market funds. The Company's operating credit line with Wells Fargo has current availability, as of March 31, 1998, of $3,321,000 with $1,643,000 currently outstanding.

    AMG has entered into a $10 million revolving credit facility with Wells Fargo Bank, with $1 million currently outstanding, and is negotiating with several lenders in Ireland to provide a credit facility for capital equipment purchases made by the Company's Irish subsidiary. The Company's business plans call for substantial investments in both its Ireland and Singapore operations in 1998. The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for investment, working capital requirements, capital expenditures and debt payments for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    The Company has shifted its marketplace strategy to place primary marketing emphasis on large volume and longer run products. The Company's operations have shown strong gross margin results based on this shift in emphasis. The Company currently has sufficient orders from OEMs to believe that sales growth will continue in fiscal 1998. Based on current projected order releases from major customers, the sales growth year-to-year is projected to be above 20% for fiscal 1998.

    The Company has previously announced the formation of a joint venture with Foamtec Pte. Ltd in Singapore and green field manufacturing start-up in Ireland. We expect these facilities to begin contributing to both revenues and net income in the second half of this fiscal year. Revenues and net income from these businesses should grow substantially in fiscal year 1999. During the initial start-up phase the Company will be adding fixed costs. This will result in lower profit margins in the short run. As volume levels increase to expected levels, profit margins should return to historical levels.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On January 7, 1998 the Company filed suit in the Superior Court of California, County of Los Angeles, against a former employee of Condor for breach of promissory note and money lent. The Company believes it will prevail in this matter

    On February 20, 1998 the former employee of Condor filed a cross-complaint in the Superior Court of California, County of Los Angeles, for damages and declaratory relief. The cross-complaint alleges that the Company breached an Employment Agreement with the former employee and claims damages. The Company believes that the cross-complaint has no merit and intends to vigorously defend against the claim. Accordingly, no provision for any liability has been made.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits--None

    (b) Reports on Form 8-K

    On February 25, 1998 the Company filed a report on Form 8-K to disclose the transfer of 800,000 shares of the Registrant's common stock pursuant to the terms of a stipulation of settlement captioned IN RE WILSHIRE TECHNOLOGIES SECURITIES LITIGATION.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 14, 1998           ADVANCED MATERIALS GROUP INC.

                                By:            /s/ J. DOUGLAS GRAVEN
                                     -----------------------------------------
                                                 J. Douglas Graven
                                               VICE PRESIDENT AND CFO
                                          (PRINCIPAL FINANCIAL OFFICER AND
                                           PRINCIPAL ACCOUNTING OFFICER)