Form 10QSB
period 1998-05-31
ADVANCED MATERIALS GROUP INC
filed 1998-07-01
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                                ---------------

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998.

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

      COMMON STOCK, $.001 PAR VALUE, 8,749,055 SHARES AS OF JUNE 19, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            Consolidated Statements of Operations
              for the Three and Six months ended May 31, 1998 and June 1, 1997.............................           3

            Consolidated Balance Sheets
              at May 31, 1998 and November 30, 1997........................................................           4

            Consolidated Statements of Cash Flows
              For the Six months ended May 31, 1998 and June 1, 1997.......................................           5

            Notes to Consolidated Financial Statements.....................................................           6

ITEM 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................           7

                                               PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................................................           9

ITEM 4.     Submission of Matters to a Vote of Security Holders............................................           9

ITEM 6.     Exhibits and Reports on Form 8-K...............................................................          10

            Signatures.....................................................................................          11

                         PART I--FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       ---------------------------  ----------------------------
                                                       MAY 31, 1998  JUNE 1, 1997   MAY 31, 1998   JUNE 1, 1997
                                                       ------------  -------------  -------------  -------------
Net sales............................................   $7,440,000   $   7,068,000  $  15,711,000  $  13,862,000
Cost of sales........................................    5,547,000       5,276,000     11,622,000     10,382,000
                                                       ------------  -------------  -------------  -------------
Gross profit.........................................    1,893,000       1,792,000      4,089,000      3,480,000
                                                       ------------  -------------  -------------  -------------
Operating expenses:
  Selling, general and administrative................      913,000         975,000      2,053,000      1,821,000
  Intangible asset amortization......................       78,000          79,000        156,000        157,000
                                                       ------------  -------------  -------------  -------------
Total operating expenses.............................      991,000       1,054,000      2,209,000      1,978,000
                                                       ------------  -------------  -------------  -------------
Income from operations...............................      902,000         738,000      1,880,000      1,502,000

Other income and expenses:
  Interest expense...................................      (87,000)        (83,000)      (152,000)      (179,000)
  Realized gain on sale of securities................       --            --             --              139,000
  Other, net.........................................      (25,000)         11,000        (74,000)         9,000
                                                       ------------  -------------  -------------  -------------
      Total other income and expenses................     (112,000)        (72,000)      (226,000)       (31,000)
                                                       ------------  -------------  -------------  -------------

Income before income taxes...........................      790,000         666,000      1,654,000      1,471,000
Income tax provision.................................      216,000           1,000        566,000         80,000
                                                       ------------  -------------  -------------  -------------
Net income after income taxes........................   $  574,000   $     665,000  $   1,088,000  $   1,391,000
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------

Income per share
  Basic per common share:............................   $     0.07   $        0.06  $        0.13  $        0.13
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------

Weighted average shares outstanding..................    8,735,722      10,473,327      8,682,764     10,466,034

  Diluted per share:.................................   $     0.06   $        0.06  $        0.11  $        0.12
                                                       ------------  -------------  -------------  -------------
                                                       ------------  -------------  -------------  -------------

Weighted average shares outstanding..................    9,718,597      11,164,552      9,768,020     11,176,028

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       MAY 31, 1998 AND NOVEMBER 30, 1997

                                                                                                        1997
                                                                                         1998       -------------
                                                                                     -------------
                                                                                      (UNAUDITED)
                                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................  $     396,000  $     312,000
  Accounts receivable, net.........................................................      4,538,000      4,079,000
  Inventories, net.................................................................      2,938,000      2,466,000
  Prepaid expenses and other.......................................................        582,000        239,000
                                                                                     -------------  -------------
    Total current assets...........................................................      8,454,000      7,096,000
                                                                                     -------------  -------------
Property and equipment, net........................................................      2,714,000      2,337,000
Goodwill, net......................................................................      2,202,000      2,323,000
Other assets.......................................................................        782,000        845,000
                                                                                     -------------  -------------
    Total assets...................................................................  $  14,152,000  $  12,601,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................  $   2,102,000  $   2,125,000
  Current portion of long-term obligations.........................................        187,000        164,000
  Unearned revenues................................................................        251,000       --
  Other............................................................................      1,493,000      1,302,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      4,033,000      3,591,000
                                                                                     -------------  -------------
Long-term liabilities:
  Long-term debt...................................................................      2,472,000      2,582,000
  Other............................................................................         92,000         92,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      6,597,000      6,265,000
                                                                                     -------------  -------------

Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,744,055 and
    8,604,805 shares issued and outstanding at May 31, 1998 and November 30, 1997,
    respectively...................................................................          9,000          9,000
  Additional paid-in capital.......................................................      7,262,000      7,131,000
Accumulated earnings/(deficit).....................................................        284,000       (804,000)
                                                                                     -------------  -------------
  Total stockholders' equity.......................................................      7,555,000      6,336,000
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  14,152,000  $  12,601,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                        --------------------------
                                                                                        MAY 31, 1998  JUNE 1, 1997
                                                                                        ------------  ------------
Cash flows from operating activities:
  Net income..........................................................................   $1,088,000   $  1,391,000
  Adjustments to reconcile net income to net cash used in operating activities:.......       77,000       (174,000)
  Depreciation and amortization.......................................................      572,000        517,000
  Changes in operating assets and liabilities.........................................     (718,000)      (354,000)
                                                                                        ------------  ------------
Net cash provided by operating activities.............................................    1,019,000      1,380,000
                                                                                        ------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment.................................................     (789,000)      (435,000)
  Proceeds from sale of available-for-sale securities.................................       --            163,000
  Other...............................................................................     (120,000)        25,000
                                                                                        ------------  ------------
Net cash used in investing activities.................................................     (909,000)      (247,000)
                                                                                        ------------  ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs.......................      131,000         17,000
  Net change in borrowings............................................................      (93,000)      (729,000)
  Other...............................................................................      (64,000)      (128,000)
                                                                                        ------------  ------------
Net cash used in financing activities.................................................      (26,000)      (840,000)
                                                                                        ------------  ------------
Net change in cash and cash equivalents...............................................       84,000        293,000
Cash and cash equivalents, beginning of period........................................      312,000      2,639,000
                                                                                        ------------  ------------
Cash and cash equivalents, end of period..............................................   $  396,000   $  2,932,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest..........................................................................   $  116,000   $    139,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
    Income taxes......................................................................   $  368,000   $     79,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The accompanying notes are an integral part of this financial statement.

                         NOTES TO FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB. Results of operations for the three and six months ended May 31, 1998 are not necessarily indicative of results to be expected for the full year.

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                              MAY 31, 1998  NOVEMBER 30, 1997
                                                              ------------  -----------------
Raw materials...............................................   $2,355,000     $   2,025,000
Work-in-process.............................................      330,000           252,000
Finished goods..............................................      423,000           379,000
                                                              ------------  -----------------
                                                                3,108,000         2,656,000
Less allowance for obsolete inventory.......................     (170,000)         (190,000)
                                                              ------------  -----------------
                                                               $2,938,000     $   2,466,000
                                                              ------------  -----------------
                                                              ------------  -----------------

3) BASIC AND DILUTED INCOME PER SHARE

    Basic and Diluted income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128").

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        ---------------------------  ---------------------------
                                                        MAY 31, 1998  JUNE 1, 1997   MAY 31, 1998  JUNE 1, 1997
                                                        ------------  -------------  ------------  -------------
BASIC EPS:
Net income............................................   $  574,000   $     665,000   $1,088,000   $   1,391,000
Denominator: Weighted average common shares
  outstanding.........................................    8,735,722      10,473,327    8,682,764      10,466,035
                                                        ------------  -------------  ------------  -------------
Net income per share (basic)..........................   $     0.07   $        0.06   $     0.13   $        0.13
                                                        ------------  -------------  ------------  -------------
                                                        ------------  -------------  ------------  -------------
DILUTED EPS:
Net income............................................   $  573,000   $     665,000   $1,088,000   $   1,391,000
Denominator: Weighted average common shares
  outstanding.........................................    8,735,722      10,473,327    8,682,764      10,466,034
Common equivalent shares outstanding (options &
  warrants)...........................................    1,479,355       1,618,967    1,939,105       1,563,425
Hypothetical shares repurchased at average market
  price with proceeds of exercise.....................     (496,480)       (927,742)    (853,849)       (853,432)
                                                        ------------  -------------  ------------  -------------
Total shares..........................................    9,718,597      11,164,552    9,768,020      11,176,028
Net income per share (diluted)........................   $     0.06   $        0.06   $     0.11   $        0.12
                                                        ------------  -------------  ------------  -------------
                                                        ------------  -------------  ------------  -------------

4) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the Annual Report on Form 10KSB.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    FY 98 CURRENT THREE MONTHS VERSUS FY97

    The Company's sales in FY98 increased by 5.4% to $7,440,000 compared to the same three month period in fiscal 1997. The growth was primarily driven by volume increases from the Company's sales of products to the computer printer industry in the US and Singapore. Those sales increases accounted for approximately $1,361,000. The increases were offset by a decline of $1,283,000, due to the discontinuation of one customer's product, also sold to the computer printer industry. Growth in sales to other product areas served by the Company was approximately $294,000.

    Gross profit was favorably impacted, as a result of the volume increases and change in product mix. Gross profit for 1998 increased by 5.6%, to $1,893,000, over the year ago period.

    SG&A expenses were $913,000 in fiscal 1998 versus $975,000 in fiscal 1997. As a percent of sales, fiscal 1998 was 12.3% compared to 13.8% in fiscal 1997. Operating expenses were lower in fiscal 1998 as a result of the Company's continuing efforts to control SG&A expenses.

    Earnings before income taxes increased by 18.6% to $790,000 compared to $666,000 in the year ago period. The Company recorded an income tax provision of $216,000 in FY98 versus $1,000 in FY97. In FY97 the Company was utilizing net operating loss tax carryforwards. By the end of fiscal 1997 all net operating loss tax carryforwards had been exhausted.

    Net income for fiscal 1998 was $574,000, or $0.06 per diluted share, compared to $665,000, or $0.06 per diluted share. EPS in fiscal 1998 was positively impacted as a result of the 2,000,000-share repurchase completed by the Company in July 1997.

    FY 98 CURRENT SIX MONTHS VERSUS FY97

    The Company achieved record sales for the first half of fiscal 1998. Sales were $15,711,000 compared to $13,862,000 in fiscal 1997, an increase of 13.3%. The increase was driven by volume increases from the Company's sales of products to the computer printer industry in the US, Ireland and Singapore. Those sales increases accounted for approximately $2,488,000. The increases were offset by a decline of $1,234,000, due to the discontinuation of one customer's product, also sold to the computer printer industry. Sales to other product areas served by the Company grew by approximately $595,000.

    Gross profit was favorably impacted, as a result of the volume increase and shift in product mix. As a per cent of sales, fiscal 1998 was 26.0 versus 25.1. Gross profit for 1998 increased by 17.5%, to $4,089,000, over the year ago period. Volume increases resulted in favorable labor and overhead utilization and product mix lead to favorability on the direct material line.

    SG&A expenses were $2,053,000 in fiscal 1998 versus $1,821,000 in fiscal 1997. As a percent of sales, fiscal 1998 was 13.1% compared to 13.1% in fiscal 1997. Operating expenses were higher in fiscal 1998 due primarily to the write-off of $173,000 of start-up costs associated with the opening of the Company's facility in Ireland.

    Earnings before income taxes increased by 12.4% to $1,654,000 compared to $1,471,000 in the year ago period. FY97 results included $139,000 from a one-time gain from the sale of stock. Excluding this one-time gain, earnings before income tax were up 24.2%.

    The Company recorded an income tax provision of $566,000 in FY98, resulting in an effective tax rate of 34.2%. This rate is substantially lower than US statutory rates and is a result of growth in the Company's foreign sales, which are subject to lower tax rates. In FY97 the Company was utilizing net operating loss tax carryforwards. As a result, the Company recorded an income tax provision of $80,000, or an effective rate of 5.4% The net operating loss tax carryforwards were exhausted by the end of fiscal 1997.

    Net income for fiscal 1998 was $1,088,000, or $0.11 per diluted share, compared to $1,391,000, or $0.12 per diluted share. Excluding the $139,000 from a one-time gain from the sale of stock, FY97 pro forma net income would have been $1,252,000, or $0.11 per share. EPS in FY98 was positively impacted as a result of the 2,000,000-share repurchase completed by the Company in July 1997.

    The Company has not received any notice of investigation, claim or proceeding relating to environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Company operations generated $790,000 and $1,737,000 of cash during the current three months and six months of fiscal 1998, respectively. The Company used cash from operations to fund net working capital additions of $718,000, primarily additions of $439,000 in accounts receivable and $452,000 in inventory. The growth of accounts receivable and inventory is directly attributable to sales volume increases.

    The Company made capital purchases of $595,000 and $789,000 during the current three months and six months of fiscal 1998, respectively. The capital expenditures added necessary capacity for die cutting operations in response to volume increases. At the end of the period, the Company had commitments for capital expenditures totaling approximately $100,000.

    The Company had approximately $396,000 of cash at quarter-end, which consisted primarily of investments in money market funds. The Company's operating credit line with Wells Fargo has current availability, as of June 19, 1998, of $10,000,000 with $1,500,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing lines of credit, will supply sufficient cash for working capital requirements, capital expenditures and debt payments in fiscal 1998, for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials Group has shifted its marketplace strategy to place primary marketing emphasis on large volume and longer run products. The Company's operations in fiscal 1997 showed strong gross margin results based on this shift in emphasis. The Company currently has sufficient orders from OEMs to believe that sales growth will continue. Based on current sales trends and projected order releases from major customers, the year to year sales growth is projected to be above 10% for fiscal 1998.

    The Company has previously announced the formation of a joint venture with Foamtec Pte. Ltd in Singapore and green field manufacturing start-up in Ireland. These facilities began shipments to customers in May and June, respectively. We expect these facilities to begin contributing to both revenues and net income in the second half of this fiscal year. Revenues and net income should grow substantially in fiscal year 1999. During the initial start-up phase the Company will be adding fixed costs. This will result in lower profit margins in the short term. As volume levels increase profit margins should return to historical levels.

    Interest expense is expected to increase in fiscal 1998 as borrowing levels expand to support investment and working capital requirements in Ireland. This will be partially offset by lower average interest rates.

    Income taxes will increase in fiscal 1998. The Company's net operating loss carryforwards have been fully utilized and effective tax rates in future periods will be driven by statutory rates. These rates can be partially offset by careful tax planning and structuring of foreign operations.

    The Private Securities Litigation Reform Act of 1995 provides for a new "safe harbor" for forward looking statements to encourage Companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Act became law in late December 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. Accordingly, the Company has identified important factors, in its recently filed 10-KSB, which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward looking statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 1997 Annual Meeting of Stockholders (the "Annual Meeting") on April 28, 1998. At the Annual Meeting, the Company's stockholders elected Timothy R. Busch, Steve F. Scott, N. Price Paschall, Dr. Michael Ledeen, Dr. Allan H. Meltzer and Maurice J. DeWald to the Company's Board of Directors and approved certain proposals described more fully below. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of March 31, 1998, the record date for the Annual Meeting, there were approximately 8,687,805 shares of the Company's Common Stock outstanding, of which 6,836,367 shares, or 78.7%, were present in person or by proxy at the Annual Meeting.

    The following matters were brought before the Annual Meeting:

1) Election of Directors. Each of the following persons was elected as a director of the Company, to serve until the next annual meeting of the Company's stockholders and until his successor has been elected and qualified or until his earlier resignation and removal:

                                                                SHARES IN
                                                                  FAVOR       SHARES WITHHELD
                                                              --------------  ---------------
Timothy R. Busch............................................      6,818,300         18,067
Steve F. Scott..............................................      6,819,378         16,989
N. Price Paschall...........................................      6,819,378         16,989
Dr. Michael Ledeen..........................................      6,819,367         17,000
Dr. Allan Meltzer...........................................      6,819,329         17,038
Maurice DeWald..............................................      6,819,367         17,000

2) Approval of 1998 Stock Option Plan was voted on and approved by the stockholders as follows:

  SHARES IN
    FAVOR       SHARES AGAINST  SHARES ABSTAINED   BROKER NON-VOTE
--------------  --------------  -----------------  ---------------
    3,648,243        260,012           26,388          2,901,724

3) Ratification of Selection of Independent Accountants. The selection of Ernst & Young, L.L.P. as the Company's independent accountants for the fiscal year ending November 30, 1998 was voted on and ratified by the Company's stockholders as follows:

  SHARES IN
    FAVOR       SHARES AGAINST    SHARES ABSTAINING
--------------  ---------------  -------------------
    6,796,446         30,495              9,426

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.01 Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Form 8-K on March 18, 1998 to disclose the signing of a two-year $10 million credit facility with Wells Fargo Bank.

    The Company filed a Form 8-K on April 8, 1998 in order to disclose the dismissal of the Company's former independent accountants, Corbin & Wertz, and the appointment of Ernst & Young L.L.P. as the Company's new independent accountants.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 1, 1998             ADVANCED MATERIALS GROUP INC.

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