Form 10QSB
period 1998-08-31
ADVANCED MATERIALS GROUP INC
filed 1998-09-25
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-QSB

                                ---------------

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998.

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

   COMMON STOCK, $.001 PAR VALUE, 8,759,055 SHARES AS OF SEPTEMBER 21, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.

                                  FORM 10-QSB

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            Consolidated Statements of Operations
              for the Three and Nine months ended August 31, 1998 and August 31, 1997......................           3

            Consolidated Balance Sheets
              at August 31, 1998 and November 30, 1997.....................................................           4

            Consolidated Statements of Cash Flows
              For the Nine months ended August 31, 1998 and August 31, 1997................................           5

            Notes to Consolidated Financial Statements.....................................................           6

ITEM 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................           7

                                               PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................................................           9

ITEM 6.     Exhibits and Reports on Form 8-K...............................................................           9

            Signatures.....................................................................................          10

                         PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ------------------------------  ------------------------------
                                                   AUGUST 31,      AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
Net sales......................................   $  6,579,000    $  7,474,000    $ 22,290,000    $ 21,336,000
Cost of sales..................................      5,196,000       5,591,000      16,818,000      15,973,000
                                                 --------------  --------------  --------------  --------------
Gross profit...................................      1,383,000       1,883,000       5,472,000       5,363,000
                                                 --------------  --------------  --------------  --------------
Operating expenses:
  Selling, general and administrative..........      1,017,000       1,008,000       3,070,000       2,829,000
  Intangible asset amortization................         94,000          78,000         250,000         235,000
                                                 --------------  --------------  --------------  --------------
Total operating expenses.......................      1,111,000       1,086,000       3,320,000       3,064,000
                                                 --------------  --------------  --------------  --------------
Income from operations.........................        272,000         797,000       2,152,000       2,299,000
Other income and expenses:
  Interest expense.............................        (67,000)        (85,000)       (219,000)       (264,000)
  Realized gain on sale of securities..........        --              --              --              139,000
  Foreign Exchange Loss........................        (31,000)        --              (31,000)        --
  Other, net...................................        (23,000)         (1,000)        (97,000)          8,000
                                                 --------------  --------------  --------------  --------------
    Total other income and expenses............       (121,000)        (86,000)       (347,000)       (117,000)

Income before income taxes.....................        151,000         711,000       1,805,000       2,182,000
Income tax provision...........................         10,000         (60,000)        576,000          20,000
                                                 --------------  --------------  --------------  --------------
Net income after income taxes..................   $    141,000    $    771,000    $  1,229,000    $  2,162,000
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

Income per share
  Basic per common share:......................   $       0.02    $       0.08    $       0.14    $       0.22
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

Weighted average shares outstanding............      8,755,722       9,167,286       8,707,083      10,033,118
  Diluted per share............................   $       0.02    $       0.08    $       0.13    $       0.20
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

Weighted average shares outstanding............      9,375,000      10,123,897       9,637,013      10,825,318

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                     AUGUST 31, 1998 AND NOVEMBER 30, 1997

                                                                                                        1997
                                                                                         1998       -------------
                                                                                     -------------
                                                                                      (UNAUDITED)
                                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................  $     348,000  $     312,000
  Accounts receivable, net.........................................................      6,393,000      4,079,000
  Inventories, net.................................................................      2,852,000      2,466,000
  Prepaid expenses and other.......................................................        621,000        239,000
                                                                                     -------------  -------------
    Total current assets...........................................................     10,214,000      7,096,000
                                                                                     -------------  -------------
Property and equipment, net........................................................      2,799,000      2,337,000
Goodwill, net......................................................................      2,141,000      2,323,000
Other assets.......................................................................        647,000        845,000
                                                                                     -------------  -------------
    Total assets                                                                     $  15,801,000  $  12,601,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $   3,466,000  $   2,125,000
  Current portion of long-term obligations.........................................        187,000        164,000
  Unearned revenues................................................................        595,000       --
  Other............................................................................        919,000      1,302,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      5,167,000      3,591,000
                                                                                     -------------  -------------
Long-term liabilities:
  Long-term debt...................................................................      2,918,000      2,582,000
  Other............................................................................       --               92,000
                                                                                     -------------  -------------
  Total liabilities................................................................      8,085,000      6,265,000
                                                                                     -------------  -------------

Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,759,055 and
    8,604,805 shares issued and outstanding at August 31, 1998 and November 30,
    1997, respectively.............................................................          9,000          9,000
  Additional paid-in capital.......................................................      7,282,000      7,131,000
Accumulated earnings...............................................................        425,000       (804,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      7,716,000      6,336,000
                                                                                     -------------  -------------
    Total liabilities & stockholders' equity.......................................  $  15,801,000  $  12,601,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of this financial statement.

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                     AUGUST 31,      AUGUST 31,
                                                                                        1998            1997
                                                                                   --------------  --------------
Cash flows from operating activities:
  Net income.....................................................................   $  1,229,000    $  2,162,000
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization................................................        860,000         781,000
    Amortization of deferred costs--Ireland......................................         24,000         --
    Amortization of deferred costs--Singapore....................................         30,000         --
    Provision for obsolete inventory.............................................        (39,000)        --
    Provision for doubtful accounts..............................................        --               73,000
    Ireland start-up.............................................................        139,000         --
    Deferred Costs--Ireland......................................................       (424,000)        --
    Deferred Costs--Singapore....................................................        (61,000)        --
    Deferred Revenue.............................................................        595,000         --
    Interest and other on deferred compensation..................................        104,000          97,000
    Loss on disposal of fixed assets.............................................          5,000           4,000
    Gain on sale of available-for-sale securities................................        --             (139,000)
    Changes in operating assets and liabilities:
      Accounts receivable--trade.................................................     (2,299,000)       (741,000)
      Accounts receivable--other.................................................        (15,000)        (22,000)
      Inventories................................................................       (347,000)       (527,000)
      Prepaid expenses and other.................................................         52,000         153,000
      Deferred Income taxes......................................................        (92,000)       (289,000)
      Accounts payable and accrueds..............................................      1,306,000         292,000
      Income taxes payable.......................................................       (348,000)         40,000
                                                                                   --------------  --------------
      Net cash provided by operating activities..................................        719,000       1,884,000
                                                                                   --------------  --------------
Cash flows from investing activities:
  Other assets...................................................................          6,000          35,000
  Proceeds from sale of available-for-sale securities............................        --              163,000
  Purchases of property and equipment............................................     (1,095,000)       (542,000)
                                                                                   --------------  --------------
      Net cash used in investing activities......................................     (1,089,000)       (344,000)
                                                                                   --------------  --------------
Cash flows from financing activities:
  Exercise of common stock options...............................................        151,000          47,000
  Purchase and retirement of common stock........................................        --           (3,500,000)
  Net borrowings under line of credit............................................        325,000         726,000
  Proceeds received from capitalized financing...................................         55,000         --
  Payments on debt...............................................................        --             (988,000)
  Payments on capital lease obligations..........................................        (29,000)        (64,000)
  Payments on deferred compensation..............................................        (91,000)       (113,000)
  Payments on capitalized financing..............................................         (5,000)        --
                                                                                   --------------  --------------
      Net cash provided by/(used in) financing activities........................        406,000      (3,892,000)
                                                                                   --------------  --------------
      Net change in cash and cash equivalents....................................         36,000      (2,352,000)
      Cash and equivalents, beginning of period..................................        312,000       2,639,000
      Cash and equivalents, end of period........................................   $    348,000    $    287,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
      Supplemental disclosures of cash flow information:
        Cash paid during the year for:
          Interest...............................................................   $    162,000    $    188,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
          Income taxes...........................................................   $    626,000    $    269,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                         NOTES TO FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-QSB. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB. Results of operations for the three and nine months ended August 31, 1998 are not necessarily indicative of results to be expected for the full year.

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                              AUGUST 31,
                                                                 1998       NOVEMBER 30, 1997
                                                            --------------  -----------------
Raw materials.............................................   $  2,154,000     $   2,025,000
Work-in-process...........................................        412,000           252,000
Finished goods............................................        437,000           379,000
                                                            --------------  -----------------
                                                                3,003,000         2,656,000
Less allowance for obsolete inventory.....................       (151,000)         (190,000)
                                                            --------------  -----------------
                                                             $  2,852,000     $   2,466,000
                                                            --------------  -----------------
                                                            --------------  -----------------

3) BASIC AND DILUTED INCOME PER SHARE

    Basic and Diluted income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128").

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ------------------------------  ------------------------------
                                                   AUGUST 31,      AUGUST 31,      AUGUST 31,      AUGUST 31,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
BASIC EPS:
Net income.....................................   $    141,000    $    771,000    $  1,229,000    $  2,162,000
Denominator: Weighted average common shares
  outstanding..................................      8,755,722       9,167,286       8,707,083      10,033,118
                                                 --------------  --------------  --------------  --------------
Net income per share (basic)...................   $       0.02    $       0.08    $       0.14    $       0.22
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
DILUTED EPS:
Net income.....................................   $    141,000    $    771,000    $  1,229,000    $  2,182,000
Denominator: Weighted average common shares
  outstanding..................................      8,755,722       9,167,286       8,707,083      10,033,118
Common equivalent shares outstanding (options &
  warrants)....................................      1,432,967       1,695,384       1,770,392       1,607,411
Hypothetical shares repurchased at average
  market price with proceeds of exercise.......       (813,689)       (738,773)       (840,462)       (815,212)
                                                 --------------  --------------  --------------  --------------
Total shares...................................      9,375,000      10,123,897       9,837,013      10,825,317
Net income per share (diluted).................   $       0.02    $       0.08    $       0.13    $       0.20
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

4) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the Annual Report on Form 10KSB.

             MANAGEMENT'S ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    FY 98 CURRENT THREE MONTHS VERSUS FY97

    The Company's sales in FY98 decreased by 12.0% to $6,579,000 compared to the same three-month period in fiscal 1997. Growth in sales to computer printer makers outside the U.S. and volume increases in other product areas served by the Company totaled approximately $1,364,000. Reductions in Company sales to the computer printer industry in the U.S. accounted for approximately $2,259,000.

    Gross profit declined as a result of volume decreases and change in product mix. Gross profit for 1998 decreased by $500,000, to $1,383,000, over the year ago period. Fixed cost additions in the Ireland and Singapore operations also contributed to the decrease.

    Operating expenses were $1,017,000 in fiscal 1998 versus $1,008,000 in fiscal 1997. Domestic operating expense levels in FY98 continue below FY97 levels as a result of the Company's continuing efforts to control SG&A expenses. SG&A levels are higher primarily as a result of cost additions in Ireland.

    Earnings before income taxes decreased by $560,000, to $151,000 compared to $711,000 in the year ago period. The Company recorded an income tax provision of $10,000 in FY98 versus an income tax benefit of $60,000 in FY97. In FY97 the Company was utilizing net operating loss tax carry forwards. By the end of fiscal 1997 all net operating loss tax carry forwards had been exhausted.

    Net income for fiscal 1998 was $141,000, or $0.02 per diluted share, compared to $771,000, or $0.08 per diluted share. EPS in fiscal 1998 was positively impacted as a result of the 2,000,000-share repurchase completed by the Company in July 1997.

    FY 98 CURRENT NINE MONTHS VERSUS FY97

    The Company achieved record sales for year-to-date fiscal 1998. Sales were $22,290,000 compared to $21,336,000 in fiscal 1997, an increase of 4.5%. The increase was driven by volume increases from the Company's sales of products to the computer printer industry in Singapore and Ireland. Those sales increases accounted for approximately $2,374,000. Sales to other product areas served by the Company grew by approximately $1,595,000. Lower sales, approximately $3,015,000, to the computer printer industry in the U.S. partially offset the increases.

    Gross profit was favorably impacted as a result of volume increases. Gross profit for 1998 increased by $109,000, to $5,472,000, over the year ago period. Positive volume variances were partially offset by fixed cost additions in Ireland and Singapore.

    Operating expenses were $3,070,000 in fiscal 1998 versus $2,829,000 in fiscal 1997. As a percent of sales, fiscal 1998 was 13.8% compared to 13.3% in fiscal 1997. Operating expenses were higher in fiscal 1998 due primarily to the write-off of $207,000 of start-up costs associated with the opening of the Company's operations in Ireland and Singapore, and continuing operational costs in Ireland.

    Earnings before income taxes decreased by $377,000 to $1,805,000 compared to $2,182,000 in the year ago period. FY97 results included $139,000 from a one-time gain from the sale of stock. Excluding this one-time gain, earnings before income taxes decreased by $238,000 from the year ago period.

    The Company recorded an income tax provision of $576,000 in FY98, resulting in an effective tax rate of 31.9%. This rate is substantially lower than U.S. statutory rates and is a result of growth in the Company's foreign sales operations, which are subject to lower tax rates. In FY97 the Company was utilizing net operating loss tax carry forwards. As a result, the Company recorded an income tax provision of $20,000, or an effective rate of 0.9% The net operating loss tax carry forwards were exhausted by the end of fiscal 1997.

    Net income for fiscal 1998 was $1,229,000, or $0.13 per diluted share, compared to $2,162,000, or $0.20 per diluted share. EPS in FY98 was positively impacted as a result of the 2,000,000-share repurchase completed by the Company in July 1997.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    Company operations generated $725,000 and $2,462,000 of cash during the three months and nine months of fiscal 1998, respectively. The Company used cash from operations to fund net working capital additions of $1,743,000, primarily additions of $2,299,000 in accounts receivable and $347,000 in inventory. The growth of accounts receivable and inventory is directly attributable to sales volume increases. The working capital additions were partially offset by a $1,306,000 increase in accounts payable.

    The Company made capital purchases of $306,000 and $1,095,000 during the current three months and nine months of fiscal 1998, respectively. The capital expenditures added necessary capacity for die cutting operations in response to planned volume increases. At the end of the period, the Company had commitments for capital expenditures totaling approximately $100,000.

    The Company had approximately $348,000 of cash at quarter-end, which consisted primarily of investments in money market funds. The Company's operating credit line with Wells Fargo has current availability, as of September 21, 1998, of $10,000,000 with $1,500,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing lines of credit, will supply sufficient cash for working capital requirements, capital expenditures and debt payments in fiscal 1998, for the next twelve months.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    Advanced Materials Group has shifted its marketplace strategy to place primary marketing emphasis on large volume and longer run products. The Company's operations in the fiscal 1997 showed strong gross margin results based on this shift in emphasis. The Company currently has sufficient orders from OEMs to believe that sales growth will continue. Based on current sales trends and projected order releases from major customers, the year to year sales growth is projected to be below 10% for fiscal 1998.

    The Company has previously announced the formation of a joint venture with Foamtec Pte. Ltd in Singapore and green field manufacturing start-up in Ireland. These facilities began shipments to customers in May and June respectively. We expect these facilities to begin contributing to both revenues and net income in the second half of this fiscal year. Revenues and net income should grow substantially in fiscal year 1999. During the initial start-up phase the Company will be adding fixed costs. This will result in lower profit margins in the short run. As volume levels increase profit margins should return to historical levels.

    Income taxes will increase in fiscal 1998. The Company's net operating loss carry forwards have been fully utilized and effective tax rates in future periods will be driven by statutory rates. These rates can be partially offset by careful tax planning and structuring of foreign operations.

    Many computer systems experience problems handling dates in and beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the readiness and compliance of its internal computer systems for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations or financial condition.

    The Company is also assessing and addressing the possible effects, on the Company's operations, of the year 2000 readiness of key customers and suppliers. The Company's reliance on customers and suppliers, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material impact on the Company's operations and financial results. However, the potential impact and related costs are not known at this time.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.01 Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Form 8-K on July 20, 1998 to disclose the transfer of 800,000 shares of the Registrant's common stock from Michael W. Crow to various plaintiffs involved in a class action suit. Terms of the settlement of the suit were disclosed in a Form 8-K filed by the Registrant on February 25, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 24, 1998       ADVANCED MATERIALS GROUP INC.

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