Form 10KSB
period 1998-11-30
ADVANCED MATERIALS GROUP INC
filed 1999-03-01
CIK 806514

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

           FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1998.

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

                            ------------------------

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    The issuer's revenues for its most recent fiscal year were $28,916,000.

    The aggregate market value of the voting stock held by non-affiliates of the issuer on February 12, 1999 was $12,001,422. The number of shares outstanding of the issuer's only class of Common Stock, $.001 par value, was 8,729,455 on February 12, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Definitive Proxy Statement in connection with the Registrant's 1998 Annual Meeting Of Stockholders to be held April 26, 1999 are incorporated by reference in Part III.

    Transitional Small Business Disclosure Format (check one): Yes / /  No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Advanced Materials Group, Inc. ("AMG" or the "Company"), through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a forty-five year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. Advanced Materials Foreign Sales Corporation Ltd. ("AM FSC") was formed in Fiscal Year 1997 ("FY97") as a wholly-owned subsidiary of AM to conduct the same business activities in the Asian market. Advanced Materials Ltd., ("AM Ltd.") was formed in FY97 as a wholly-owned subsidiary of the Company to conduct the same business activities in the European market.

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

ACQUISITIONS

    In November 1992, AM acquired the General Foam Products division of WTI for aggregate consideration of approximately $5,971,000, including the assumption of approximately $3,971,000 of certain liabilities of WTI related to its General Foam Products division.

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

    The Company's long-term strategy is to penetrate foreign marketplaces by establishing fabrication plants in such areas as Singapore, Ireland and Mexico. Two fabrication plants, located in Ireland and Singapore, respectively, began production in fiscal 1998. The Ireland facility operates as Advanced Materials Ltd., a wholly owned subsidiary of Advanced Materials Group, Inc. The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of AM to enter into a strategic manufacturing agreement in Singapore. AM FSC Ltd. has entered into a ten year agreement with Foamtec Pte. Ltd. ("Foamtec"). Terms of the agreement call for AM FSC to lease production equipment and provide certain technology to Foamtec. Foamtec will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamtec's Singapore facility. The Company's long-term strategy also includes the identification and acquisition of undervalued entities which will add strategic and economic value to the Company's product line and competitive positioning.

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

MANUFACTURING

    AM currently has four fabrication facilities located in Rancho Dominguez, California, Dallas, Texas, Portland, Oregon and Denver, Colorado. The Rancho Dominguez facility is approximately 56,000 square feet, the Dallas facility is approximately 80,000 square feet, the Portland facility is approximately 28,500 square feet and the Denver facility is approximately 9,000 square feet. The four facilities serve different geographical markets. The Rancho Dominguez, Portland, and Denver facilities service a region consisting of the Western United States, Northwestern Mexico and the Pacific Rim area. The Dallas facility primarily services customers in the Southwestern United States and the central and northeast border area of Mexico. The Rancho Dominguez, Dallas, Portland and Denver facilities have substantially the same equipment. A substantial amount of the equipment has been designed and constructed by AM. The Rancho Dominguez and Dallas facilities each maintain a separate sales and production staff, while administration and purchasing are centralized in the Rancho Dominguez facility.

    AM Ltd. is leasing approximately 24,000 square feet of space in Dublin, Ireland. The facility serves as the Company's European headquarters and has substantially the same equipment as in the U.S. facilities.

    AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process that involves heating a foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM currently produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process that involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM currently produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process that involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a "glue" layer to the fabric. AM to currently uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM currently produces caulking and sealing foam tape using this process. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. AM currently produces a variety of products such as electrosurgical pads, EKG pads, diagnostic swabs and artificial fingernail adhesive tabs with its die cutting equipment. Slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

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

QUALITY CONTROL

    AM is ISO 9002 certified at its Rancho Dominguez, Dallas, Portland and Ireland facilities. It also maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AM also maintains procedures for conducting quality compliance surveys of its major suppliers. AM has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. AM has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

SUPPLIERS

    AM purchases raw materials primarily consisting of polyurethane foam, crosslinked polyolefin foams and pressure sensitive adhesives. The Company's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 1998 and 1997 supplied approximately 60% and 54%, respectively, of AM's raw materials' requirement.

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

MARKETING AND SALES

    AM's products are marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. All of AM's products are components or finished products manufactured to order for its industrial customers. The customer's purchase decision often involves the engineering, manufacturing and purchasing groups within the customer's management.

    AM's eighteen full-time salesmen make sales in the United States on a direct basis. Nine salesmen are in the field and nine salesmen provide inside sales support. The nine field salesmen receive a base salary plus a commission and the nine inside salesmen receive a salary. AM Ltd. has three full-time salesmen who concentrate on the European market. AM's domestic sales as a percentage of total sales were approximately 91%, 95% and 95% for fiscal years 1998, 1997 and 1996, respectively.

    AM currently does business in a number of foreign regions including Asia, Europe, South America and the Middle East. Foreign sales, which accounted for approximately 9%, 5% and 5% of fiscal 1998, 1997 and 1996 sales, respectively, are made on a direct basis and through sales agents who receive commissions.

    AM relies primarily upon referrals by its customers and vendors and the activities of its salesmen for new business. AM advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AM also participates in industrial design and engineering trade shows as a means of marketing its products.

BACKLOG

    AM manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be cancelled under certain conditions without significant penalty. At November 30, 1998 and 1997, AM's backlog of orders was approximately $8,248,000 and $8,597,000, respectively.

CUSTOMERS

    AM generally sells its products pursuant to customer purchase orders. There can be no assurance that any such customers will continue to purchase products from AM in the future. These customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence upon one customer or one market sector. However, one customer accounted for 39% of consolidated revenues for the year ended November 30, 1998, two customers accounted for 39% and 10% of consolidated revenues for the year ended November 30, 1997 and one customer accounted for 28% of consolidated revenues for the year ended November 30, 1996. While AM has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could have an adverse effect on AM's business

    AM's prices are competitive with other fabricators of custom materials. AM sales are typically made on terms, which require payment of the net amount due in 30 days.

    AM's domestic customers are located primarily in the West, Southwest and Southeast regions of the United States. For bulky, low value products, high freight costs on long distance shipments from AM's Rancho Dominguez, Portland, Denver and Dallas facilities make it difficult for AM to be competitive in other regions of the United States or internationally.

LICENSES AND PROPRIETARY RIGHTS

    The Company does not currently have patent protection on any of its manufacturing processes, however, they currently have a patent pending on a manufacturing process developed in 1998. AM relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

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

GOVERNMENT REGULATION

    The manufacture of certain products by AM requires the purchase and use of chemicals and other materials, which are or may be, classified as hazardous substances. The Company and its subsidiaries do not maintain environmental impairment insurance. There can be no assurance that the Company and its subsidiaries will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

    The Company and its subsidiaries are subject to regulations administered by the United States Environmental Protection Agency, various state agencies, county and local authorities acting in conjunction with federal and state agencies and EU and Irish agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

    The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal, state, EU, and Irish laws and regulations governing their respective operations. Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable laws and regulations.

    Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act ("OSHA"), are also applicable to the Company and its subsidiaries. The Company believes it and its subsidiaries are in substantial compliance with all material Federal, state, local, EU and Irish laws and regulations regarding safe working conditions.

EMPLOYEES

    As of November 30, 1998, the Company and its subsidiaries had approximately 134 full-time employees, of whom approximately 66 were located at AM's Rancho Dominguez, California facility, approximately 39 were located at AM's Dallas, Texas facility, 10 were located at AM's Portland, Oregon facility, 11 were located at AM's Denver, Colorado facility and 8 were located at the Company's Ireland subsidiary. Of the Company's full-time employees, approximately 77 are employed in manufacturing, 21 are in sales, 22 perform general and administrative functions and 14 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of November 30, 1998, the number of contract workers being utilized by the Company was approximately 106.

    None of the employees of the Company or its subsidiaries are presently represented by a labor union, and management considers the relationship of the Company and its subsidiaries with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California, approximately 80,000 square feet of manufacturing and office space in Dallas, Texas, approximately 28,500 square feet of manufacturing and office space in Portland, Oregon and approximately 9,000 square feet in Denver, Colorado. The Company pays rent of approximately $15,000 per month under its Rancho Dominguez lease, approximately $27,500 per month under its Dallas lease, approximately $8,000 per month under its Portland lease and approximately $4,000 per month under its Denver lease. The Company has subleased approximately 18,000 square feet of its Dallas facility to S Line Corporation for approximately $8,300 per month. The Rancho Dominguez lease expires in August 1999, the Dallas lease expires in November 2000, the Portland lease expires in February 2000 and the Denver lease expires in March 2001.

    The Company's Ireland subsidiary, Advanced Materials, Ltd., leases approximately 24,000 square feet of manufacturing and office space in Dublin, Ireland. AM Ltd. pays rent of approximately 9,000 Irish Pounds per month (equivalent to approximately $15,000 per month at November 30, 1998) and the lease expires in February 2003.

ITEM 3. LEGAL PROCEEDINGS.

    In October 1996, the Company was notified that it had been named in a bodily injury lawsuit pending in the 192(nd) Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AM supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as: (1) AM was not incorporated at the time of such implants; (2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, have a marked adverse effect on the Company's financial condition.

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

    The Company's Condor subsidiary was named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. Plaintiffs alleged that Condor breached a supply contract by obtaining various molds from a competing supplier, and sought damages therefor. Plaintiffs also sought damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner. Condor filed a cross-complaint alleging that plaintiffs breached the contract. Plaintiffs received a non-binding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs.

    On October 5, 1998, a jury entered a partial verdict finding that Condor had breached the supply contract. A judgment in the amount of $382,500 was entered in favor of the plaintiffs. In response to a motion by the plaintiffs the court, on December 22, 1998 awarded attorneys' fees in the amount of $266,000. Condor has recorded a provision in the amount of $975,000, which also includes estimated interest on the award.

    The jury was unable to reach a verdict on the alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner. This matter has been remanded back to the Superior Court of California, San Joaquin County. The jury further found that the plaintiffs had not breached the supply contract. The jury also found that Condor did not infringe on the patent held by the plaintiffs.

    The sellers of Condor had agreed to indemnify the Company and Condor with respect to any potential liability from the alleged breach of contract. Condor has determined that it will be unable to collect against the indemnification agreement. Since the assets of Condor are not sufficient to pay the full amount of the award, Condor attempted to reach a settlement with the plaintiffs but was unable to do so. It is unclear at this time if a settlement can be reached. The plaintiffs have now indicated in writing that they may assert a claim against the Company under principles of alter ego and related theories of liability. The Company would vigorously defend itself against any such claim. An adverse ruling could, however, have a material adverse effect on the Company's financial condition.

    On January 7, 1998 the Company filed suit in the Superior Court of California, County of Los Angeles, against a former employee of Condor for breach of promissory note and money lent. On March 9, 1998 the former employee of Condor filed a cross-complaint in the Superior Court of California, County of Los Angeles, for damages and declaratory relief. The cross-complaint alleges that the Company breached an Employment Agreement with the former employee and claims damages. On December 2, 1998 the parties reached an agreement of settlement and general release.

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

FISCAL 1998                   HIGH           LOW       FISCAL 1997                   HIGH           LOW
-------------------------  -----------   -----------   -------------------------  -----------   -----------
Forth Quarter............  $1  7/16      $   7/8       Fourth Quarter...........  $5  1/4       $2  31/32
Third Quarter............  $2  5/8       $1  1/2       Third Quarter............  $2  31/32     $1  9/16
Second Quarter...........  $3  7/16      $2  5/8       Second Quarter...........  $2            $1  3/8
First Quarter............  $3  1/2       $2  23/32     First Quarter............  $2  9/16      $1  7/16

    There were 1,355 stockholders of record as of February 12, 1999.

    The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    On February 18, 1998, upon exercise of an option, the Company issued 20,000 shares of its common stock to Stephen Scibelli at a price of $0.45 per share. The option was granted on May 1, 1995 in connection with services provided to the Company. Mr. Scibelli is an accredited investor under Rule 501 of the Securities Act of 1933, as amended (the "Act"), and the transaction was an exempt non-public offering under Section 4(2) and/or Regulation D under the Act.

    On February 18, 1998, upon exercise of an option, the Company issued 20,000 shares of its common stock to Stephen Scibelli at a price of $0.57 per share. The option was granted on May 1, 1996 in connection with services provided to the Company. Mr. Scibelli is an accredited investor under Rule 501 of the Act, and the transaction was an exempt non-public offering under Section 4(2) and/or Regulation D under the Act.

    On March 30, 1998, upon exercise of an option, the Company issued 30,000 shares of its common stock to Silverman Heller at a price of $0.69 per share. The option was granted on February 22, 1996 in connection with services provided to the Company. Silverman Heller is an accredited investor under Rule 501 of the Act, and the transaction was an exempt non-public offering under Section 4(2) and/or Regulation D under the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR FISCAL 1998 COMPARED WITH 1997 AND 1997 COMPARED WITH
  1996

    THE COMPANY'S REVENUE from continuing operations, for the fiscal year ended November 30, 1998 was $28.9 million, comparable to 1997. Revenues in 1997 grew by 68.7% from $17.1 million in fiscal 1996. The increase was primarily attributable to the introduction of two new products.

    COST OF SALES in fiscal 1998 increased by 4.9% to $22,513,000, from $21,460,000 in 1997. The Company added manufacturing capacity with expansions in Ireland and a strategic manufacturing relationship with a Company in Singapore. Lower volumes at the Company's domestic locations led to lower capacity utilization and negatively impacted labor and overhead absorption. AMG also experienced pricing pressures and larger than anticipated start-up costs on certain new products in the second half of the year. Cost of sales increased 52.8% in 1997 from 1996. This increase in cost of sales was driven by unit volume growth of the products sold. Volume increases improved capacity utilization rates and created production efficiency gains, resulting in favorable labor and overhead absorption.

    AMG'S GROSS PROFIT percentage was 22.1% in 1998, compared to 25.7% in 1997 and 18.0% in 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE increased in 1998 to $4,793,000, versus $3,554,000 in 1997, primarily as a result of the manufacturing expansion at the Company's subsidiary in Ireland. SG&A increased by $1,006,000 in FY97, up from $2,548,000 in 1996 as the Company increased both its direct sales force and engineering staff to support increased sales levels. SG&A as a per cent of sales was 16.6% in 1998, 12.3% in 1997 and 14.9% in 1996.

    INTEREST EXPENSE in fiscal 1998 was $298,000 compared to $211,000 in fiscal 1997. The increase was due to higher borrowing levels to support the Company's expansion in Ireland and Singapore. In 1997 interest expense declined by $350,000 as a result of AMG's $3.2 million reduction of debt.

    INCOME TAXES increased in fiscal 1998 due to foreign losses without tax benefit and an increase in the valuation allowance relative to deferred tax assets. The Company recorded an income tax provision of $538,000 resulting in an effective tax rate of 35.7%. Income taxes for 1997 and 1996 included benefits from net operating loss carry forwards. As a result, the Company's effective tax rates were significantly lower than statutory rates. The effective tax rate was 5.4% in 1997 and 4.1% in 1996.

    NET LOSS FROM CONTINUING OPERATIONS for fiscal 1998 was $704,000 compared to net income from continuing operations in 1997 of $3,139,000. Fiscal 1998 results included several non-recurring items including start-up costs incurred of approximately $608,000 related to the Company's Ireland facility, a write-off of $158,000 for license rights relative to technology which has been discontinued and an impairment charge of $909,000 on goodwill associated with the discontinuance of product sales relative to the purchase of certain assets of Wilshire Technologies Inc.'s OEM Medical Products Division in 1993. Exclusive of these items, fiscal 1998 net income from continuing operations would have been $971,000.

    Fiscal 1997 results included a one-time transaction relating to the sale of 50,000 shares of IT stock in January 1997. Excluding this one-time transaction the Company would have reported net income from continuing operations of $3 million. Net income from continuing operations for fiscal 1996 included one-time gains for sales of securities totaling $3,738,000 and a gain on stock rights of $572,000. Excluding these one-time gains, AMG would have posted a net loss from continuing operations of $540,000.

    LOSS FROM DISCONTINUED OPERATIONS, net of income tax, associated with the Company's Condor Utility Products, Inc. subsidiary was $1,627,000, $223,000 and $94,000 in fiscal years 1998, 1997 and 1996, respectively. The loss from discontinued operations in 1998 included a $975,000 provision for an unfavorable judgment rendered against Condor and the write-off of $614,000 of goodwill.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    The Company generated $677,000 and $2,791,000 in cash from operating activities in fiscal 1998 and 1997, respectively. In 1996, AMG operating activities consumed $894,000.

    Accounts receivable increased by approximately $1.5 million in 1998 as a result of shipments to Singapore, which is partially offset by increases to accounts payable and deferred income totaling $1.3 million. Inventory, primarily in raw materials, increased in 1997 as a direct result of the increase in sales volume. Accounts receivable increased $1.0 million and $1.8 million in 1997 and 1996, respectively. The increases were attributable to revenue growth. During the three-year period the Company experienced an increase in its concentration of credit risk as one customer accounted for 39% of revenue during both fiscal 1998 and 1997, compared to 28% in 1996. The same customer accounted for 34% and 49% of accounts receivable at the end of 1998 and 1997, respectively.

    In fiscal 1998 AMG invested $1.3 million in capital equipment to start-up operations in Ireland and to support domestic product-line expansion. In 1997, the Company invested $794,000 in capital equipment to support increases in production volumes and upgrade computer systems throughout the company. AMG invested $411,000 in 1996. The Company currently has outstanding capital equipment commitments totaling $250,000.

    The Company had approximately $528,000 of cash at November 30, 1998. The Company's operating credit line with its primary lenders has current availability, as of February 17, 1999, of $10,000,000 with $2,500,000 currently outstanding. AMG also has a commitment from a lender to provide $750,000 for capital-lease financing. Currently, there is no outstanding balance against this line. AML has a commitment from an Irish lender to provide up to $1,000,000 for capital equipment expenditures. AML currently has $300,000 outstanding against this line. AML also has a commitment from an Irish bank to provide a $200,000 overdraft facility. Currently, there is no outstanding balance against this line. The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for investment, working capital requirements, capital expenditures and debt payments for the next twelve months.

    Prior to year-end the Company requested a waiver for several debt covenants which it violated in the fourth quarter of fiscal 1998. The bank granted the waiver, with respect to all covenant violations. In addition, the Company is currently in discussions with the bank to amend the financial covenants based on forecasted operations. Management of the Company believes that these amendments will allow the Company to maintain compliance with the financial covenants throughout fiscal 1999.

BUSINESS OUTLOOK

    The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

    The Company currently has sufficient orders from OEMs to believe that sales growth will resume in fiscal 1999. Based on current projected order releases from major customers, the sales growth year-to-year is projected to be between 20% and 25% for fiscal 1999.

    Gross profit and operating profit margins are expected to slow in 1999. The Company's fixed cost levels have increased, due to expansions in Ireland and Singapore, more quickly than initial sales volumes.

    Interest expense is expected to increase in fiscal 1999 as borrowing levels expand to support investment in Ireland and Singapore. This will be partially offset by lower average interest rates.

YEAR 2000 ISSUE

    The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    In addressing the Year 2000 Issue, the Company is currently evaluating its computer-based systems, facilities and products and identifying all steps necessary to determine they are all Year 2000 Ready. The Company is employing a combination of internal resources and outside consultants to address this issue. The Company has identified systems which are not Year 2000 Ready, and is in the process of upgrading or replacing those systems. The Company is currently on schedule to complete these upgrades and replacements by year 2000. In addition, the Company has contacted its vendors to determine whether they are Year 2000 Ready, and is in the process of accumulating those responses. Initial responses indicate most of the Company's vendors are addressing their Year 2000 Issues.

    While the Year 2000 Issue is a top priority of the Company and a significant amount of resources have been allocated to this issue, there can be no assurance that all of its systems and equipment or its vendors will be Year 2000 Ready. However, at this time, the Company does not believe that its or its vendors Year 2000 related issues will have a material adverse effect on the Company's business. In the unlikely event of a systems failure at one of the Company's facilities, any one of a number of other facilities' systems could be utilized as a backup system.

    The total cost to standardize and upgrade all business computer systems is currently estimated to be $50,000. Through November 30, 1998, the Company has spend approximately $35,000 of this total. Given the nature of this project it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

    The Private Securities Litigation Reform Act of 1995 provides for a "safe harbor" for forward looking statements to encourage Companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Act only became law in late December 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward looking statements.

     a) General business conditions, including a worsening economy which might slow the overall demand for the Company's products; increased inflationary pressures which might lead to increasing prices for raw materials, labor, and increases of interest costs based on the Company's borrowing activities.

     b) Competitive factors, including the entry of new competitors into the marketplace and/or heightened competition from existing competitors leading to increased price competition and margin erosion; and the introduction of new products or technologies by customers or competitors.

     c) Under utilization of the Company's factories and plants, or of any new plants.

     d) Concentrations of sales in markets and customers.

     e) Failures to obtain new customers, retain existing customers or volume reductions by current customers.

     f) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

     g) Inability to execute marketing and sales plans, including price increases.

     h) Inability to develop cost effective means for timely production of new product orders in required quantities.

     i) Delays or cancellations of orders; timing of significant orders; and introduction of new products.

     j) Short-term fluctuations in margins due to yields and efficiencies.

     k) The effects of changes in foreign currencies.

     l) Loss of executive management or other key employees.

    m) Changes in financing amount, availability or cost.

     n) The effects of changes in costs and availability of insurance coverage.

     o) The effects of changes in compensation or benefit plans.

     p) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

     q) The effects from the failure of key customers and/or suppliers to address year 2000 issues.

     r) Adverse results in significant litigation matters.

    The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act.

ITEM 7. FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Advanced Materials Group, Inc.

    We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. as of November 30, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Advanced Materials Group, Inc. for the two years ended November 30, 1997, were audited by other auditors whose report dated January 14, 1998, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. at November 30, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Orange County, California
January 18, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries as of November 30, 1997, and the results of their operations and their cash flows for the two years in the period ended November 30, 1997 in conformity with generally accepted accounting principles.

                                          CORBIN & WERTZ

January 14, 1998
Irvine, California

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
Net sales..................................................................  $28,916,000 $28,898,000 $17,133,000
Cost of sales (including depreciation of $618,000, $499,000 and $409,000 for the years ended November 30, 1998, 1997 and 1996, respectively)......  22,513,000  21,460,000  14,044,000
                                                                             ----------  ----------  ----------
Gross profit...............................................................   6,403,000   7,438,000   3,089,000
                                                                             ----------  ----------  ----------
Operating expenses:
  Selling, general and administrative (including start-up costs totaling
    $608,000 in 1998)......................................................   4,793,000   3,554,000   2,548,000
  Goodwill impairment charge...............................................     909,000      --          --
  Depreciation and amortization............................................     322,000     369,000     369,000
                                                                             ----------  ----------  ----------
    Total operating expenses...............................................   6,024,000   3,923,000   2,917,000
Income from operations.....................................................     379,000   3,515,000     172,000
Other income (expense):
  Realized gain on sale of securities......................................      --         139,000   4,310,000
  Interest expense.........................................................    (298,000)   (211,000)   (561,000)
  Foreign exchange loss....................................................     (44,000)     --          --
  Other, net...............................................................    (203,000)   (124,000)     11,000
                                                                             ----------  ----------  ----------
    Total other income (expense)...........................................    (545,000)   (196,000)  3,760,000
Income (loss) from continuing operations before income taxes...............    (166,000)  3,319,000   3,932,000
Income tax expense.........................................................     538,000     180,000     162,000
                                                                             ----------  ----------  ----------
Income (loss) from continuing operations...................................    (704,000)  3,139,000   3,770,000
Discontinued Operations:
  Loss from operations of Condor Utility Products, Inc. (net of income tax benefit of $390,000, $0 and $0 for the years ended November 30, 1998,
    1997 and 1996 respectively.)...........................................  (1,405,000)   (223,000)    (94,000)
  Estimated loss on disposal of Condor Utility Products, Inc. (net of
    income tax benefit of $148,000)........................................    (222,000)     --          --
                                                                             ----------  ----------  ----------
Net loss from discontinued operations......................................  (1,627,000)   (223,000)    (94,000)
                                                                             ----------  ----------  ----------
Net income (loss) before extraordinary item................................  (2,331,000)  2,916,000   3,676,000
Extraordinary Item:
  Gain on forgiveness of debt (net of income tax of $18,000)...............      --          --         508,000
                                                                             ----------  ----------  ----------
Net income (loss)..........................................................  $(2,331,000) $2,916,000 $4,184,000
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic earnings per common share:
  Income (loss) from continuing operations.................................  $    (0.08) $     0.32  $     0.36
  Loss from discontinued operations........................................       (0.16)      (0.02)      (0.01)
  Estimated loss on disposal of Condor Utility Products, Inc...............       (0.03)     --          --
                                                                             ----------  ----------  ----------
  Income (loss) before extraordinary item..................................       (0.27)       0.30        0.35
  Extraordinary item.......................................................      --          --            0.05
                                                                             ----------  ----------  ----------
    Net income (loss) per share............................................  $    (0.27) $     0.30  $     0.40
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted earnings per common share:
  Income (loss) from continuing operations.................................  $    (0.08) $     0.29  $     0.35
  Loss from discontinued operations........................................       (0.16)      (0.02)      (0.01)
  Estimated loss on disposal of Condor Utility Products, Inc...............       (0.03)     --          --
                                                                             ----------  ----------  ----------
  Income (loss) before extraordinary item..................................       (0.27)       0.27        0.34
  Extraordinary item.......................................................      --          --            0.05
                                                                             ----------  ----------  ----------
    Net income (loss) per share............................................  $    (0.27) $     0.27  $     0.39
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Basic weighted average common shares outstanding...........................   8,717,609   9,664,513  10,448,965
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Diluted weighted average common shares outstanding.........................   8,717,609  10,622,187  10,678,966
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1998 AND 1997

                                     ASSETS

                                                                                             1998        1997
                                                                                          ----------  ----------
Current assets:
  Cash and cash equivalents.............................................................  $  528,000  $  312,000
  Accounts receivable, net of allowance for doubtful accounts of $100,000 as of November
    30, 1998 and 1997, respectively.....................................................   5,188,000   3,903,000
  Inventories, net of allowance for obsolescense of $77,000 and $166,000 as of November
    30, 1998 and 1997, respectively.....................................................   2,543,000   2,288,000
  Income tax receivable.................................................................     199,000      --
  Deferred income taxes.................................................................     526,000     136,000
  Prepaid expenses and other............................................................     119,000     120,000
  Discontinued operations...............................................................      --       1,386,000
                                                                                          ----------  ----------
    Total current assets................................................................   9,103,000   8,145,000
                                                                                          ----------  ----------
Property and equipment, net.............................................................   2,392,000   1,894,000
Goodwill, net of accumulated amortization of $377,000 and $825,000 as of November 30,
  1998 and 1997, respectively...........................................................     578,000   1,658,000
Licenses, net of accumulated amortization of $149,000...................................      --         188,000
Deferred income taxes...................................................................     504,000     275,000
Other assets............................................................................     105,000     277,000
                                                                                          ----------  ----------
    Total assets........................................................................  $12,682,000 $12,437,000
                                                                                          ----------  ----------
                                                                                          ----------  ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................  $2,887,000  $2,113,000
  Income taxes payable..................................................................     137,000     239,000
  Accrued liablities....................................................................   1,015,000   1,003,000
  Discontinued operations...............................................................     748,000      --
  Deferred income.......................................................................     224,000      --
  Line of credit........................................................................   1,800,000      --
  Current portion of long-term obligations..............................................     237,000     164,000
                                                                                          ----------  ----------
    Total current liabilities...........................................................   7,048,000   3,519,000
                                                                                          ----------  ----------
  Line of credit........................................................................      --       1,175,000
  Term loan.............................................................................     150,000      --
  Convertible debentures................................................................     405,000     405,000
  Deferred compensation, net of current portion of $210,000 and $135,000 at November 30,
    1998 and 1997, respectively.........................................................     931,000     991,000
  Capital lease obligations, net of current portion of $27,000 and $29,000 at November
    30, 1998 and 1997, respectively.....................................................      31,000      11,000
                                                                                          ----------  ----------
    Total liabilities...................................................................   8,565,000   6,101,000
                                                                                          ----------  ----------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued and
    outstanding.........................................................................      --          --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,729,455 and 8,604,805
    shares issued and outstanding at November 30, 1998 and 1997, respectively...........       9,000       9,000
  Additional paid-in capital............................................................   7,243,000   7,131,000
  Accumulated deficit...................................................................  (3,135,000)   (804,000)
                                                                                          ----------  ----------
    Total stockholders' equity..........................................................   4,117,000   6,336,000
                                                                                          ----------  ----------
    Total liabilities and stockholders' equity..........................................  $12,682,000 $12,437,000
                                                                                          ----------  ----------
                                                                                          ----------  ----------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                                                UNREALIZED
                                                                                  GAIN ON
                                            COMMON STOCK                        AVAILABLE-                       TOTAL
                                       -----------------------     PAID-IN       FOR-SALE      ACCUMULATED   STOCKHOLDERS'
                                          SHARES      AMOUNT       CAPITAL      SECURITIES       DEFICIT        EQUITY
                                       ------------  ---------  -------------  -------------  -------------  -------------
Balances, November 30, 1995..........     9,177,189  $   9,000  $   9,493,000  $   2,031,000  $  (7,904,000) $   3,629,000

Stock issued for cash of $0.55 per
  share..............................     1,260,807      1,000        699,000       --             --              700,000

Stock options exercised..............        20,746     --           --             --             --             --

Sale of available- for-sale
  securities.........................       --          --           --           (1,943,000)      --           (1,943,000)

Net income...........................       --          --           --             --            4,184,000      4,184,000
                                       ------------  ---------  -------------  -------------  -------------  -------------

Balances, November 30,1996...........    10,458,742     10,000     10,192,000         88,000     (3,720,000)     6,570,000

Expense recorded in connection with
  stock issued.......................        16,877     --             12,000       --             --               12,000

Stock options exercised..............        95,000      1,000        135,000       --             --              136,000

Stock issued as a result of
  conversion of debt, at $3.59 or
  $4.37 per share....................        34,186     --            130,000       --             --              130,000

Common stock repurchased by the
  Company and retired................    (2,000,000)    (2,000)    (3,498,000)      --             --           (3,500,000)

Consulting expense recorded as a
  result of options granted to a
  non-employee.......................       --          --            160,000       --             --              160,000

Sale of available- for-sale
  securities.........................       --          --           --              (88,000)      --              (88,000)

Net income...........................       --          --           --             --            2,916,000      2,916,000
                                       ------------  ---------  -------------  -------------  -------------  -------------

Balances, November 30,1997...........     8,604,805      9,000      7,131,000       --             (804,000)     6,336,000

Stock options exercised..............       154,250     --            151,000       --             --              151,000

Common stock repurchased by the
  Company and retired................       (29,600)    --            (39,000)      --             --              (39,000)

Net loss.............................       --          --           --             --           (2,331,000)    (2,331,000)
                                       ------------  ---------  -------------  -------------  -------------  -------------

Balances, November 30,1998...........     8,729,455  $   9,000  $   7,243,000       --        $  (3,135,000) $   4,117,000
                                       ------------  ---------  -------------  -------------  -------------  -------------
                                       ------------  ---------  -------------  -------------  -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).........................................................  $(2,331,000) $2,916,000 $4,184,000
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation............................................................     951,000     729,000     641,000
    Amortization............................................................     415,000     313,000     305,000
    Write-off of IT license.................................................     158,000      --          --
    Provision for bad debt..................................................      (2,000)      2,000     (27,000)
    Provision for obsolete inventory........................................    (113,000)     98,000     (33,000)
    Goodwill impairment charge..............................................   1,523,000      --          --
    Deferred tax provision..................................................    (619,000)   (377,000)    (34,000)
    Interest and other on deferred compensation.............................     138,000    (137,000)    122,000
    Loss on disposal of fixed assets........................................       5,000       7,000      44,000
    Expense recorded in connection with stock issued........................      --          12,000      --
    Consulting expense recorded as a result of options granted to a
      non-employee..........................................................      --         160,000      --
    Gain on sale of stock rights............................................      --          --        (572,000)
    Gain on sale of available-for-sale securities...........................      --        (139,000) (3,738,000)
    Extraordinary gain on forgiveness of debt...............................      --          --        (526,000)
    Litigation (Note 9).....................................................     975,000      --          --
    Changes in operating assets and liabilities:
      Accounts receivable--trade............................................  (1,464,000)   (990,000) (1,803,000)
      Income tax receivable.................................................    (199,000)     20,000     (20,000)
      Inventories...........................................................      36,000    (454,000)     61,000
      Prepaid expenses and other............................................      11,000      60,000     174,000
      Accounts payable and accrued liabilities..............................   1,071,000     386,000     274,000
      Deferred income.......................................................     224,000      --          --
      Income taxes payable..................................................    (102,000)    185,000      54,000
                                                                              ----------  ----------  ----------
  Net cash provided by (used in) operating activities.......................     677,000   2,791,000    (894,000)
                                                                              ----------  ----------  ----------
Cash flows from investing activities:
    Purchases of property and equipment.....................................  (1,315,000)   (794,000)   (411,000)
    Proceeds from sale of available-for-sale securities.....................      --         163,000   5,093,000
    Amounts borrowed by affiliate...........................................      --          --         (50,000)
    Collection of notes receivable from affiliate...........................      --          --          19,000
    Write-off note receivable from affiliate................................      50,000      --          --
    Other assets............................................................      22,000     (51,000)    (98,000)
    Cash used in acquisition of business....................................      --          --        (130,000)
    Sale of stock rights....................................................      --          --         572,000
                                                                              ----------  ----------  ----------
Net cash provided by (used in) investing activities.........................  (1,243,000)   (682,000)  4,995,000
                                                                              ----------  ----------  ----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

                                                                                 1998        1997        1996
                                                                              ----------  ----------  ----------
Cash flows from financing activities:
    Proceeds from sales of common stock, net................................  $   --      $   --      $  700,000
    Exercise of common stock options........................................     151,000     136,000      --
    Purchase and retirement of common stock.................................     (39,000) (3,500,000)     --
    Net borrowings (repayments) under line of credit........................     625,000     136,000    (780,000)
    Borrowings under term loan..............................................     150,000      --          --
    Proceeds received from capitalized financing............................      55,000      --          --
    Payments on debt........................................................      --        (988,000) (1,318,000)
    Payments on capital lease obligations...................................     (31,000)    (79,000)    (76,000)
    Payments on deferred compensation.......................................    (123,000)   (141,000)    (54,000)
    Payments on capitalized financing.......................................      (6,000)     --          --
                                                                              ----------  ----------  ----------
Net cash provided by (used in) financing activities.........................     782,000  (4,436,000) (1,528,000)
                                                                              ----------  ----------  ----------
Net change in cash and cash equivalents.....................................     216,000  (2,327,000)  2,573,000
Cash and equivalents, beginning of year.....................................     312,000   2,639,000      66,000
                                                                              ----------  ----------  ----------
Cash and equivalents, end of year...........................................  $  528,000  $  312,000  $2,639,000
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest................................................................  $  222,000  $  312,000  $  615,000
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------
    Income taxes............................................................  $  924,000  $  352,000  $  180,000
                                                                              ----------  ----------  ----------
                                                                              ----------  ----------  ----------

Supplemental schedule of non-cash investing and financing activities:

    During the year ended November 30, 1998, the Company acquired approximately $55,000 of property and equipment through capitalized financing agreements.

    During the year ended November 30, 1997, the Company issued common stock in connection with the conversion of certain convertible debt totaling $130,000.

    During the year ended November 30, 1996, the Company off-set certain debt against accounts receivable amounting to $241,000.

    During the year ended November 30, 1996, the Company acquired assets and assumed liabilities as follows:

Accounts receivable...............................................................  $   62,000
Inventory.........................................................................      42,000
Property and equipment............................................................      75,000
Accounts payable and accrued liabilities..........................................     (49,000)
                                                                                    ----------
Cash used in acquistion...........................................................  $  130,000
                                                                                    ----------
                                                                                    ----------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Advanced Materials Group, Inc. and its subsidiaries ("AMG" or the "Company"), engages in the conversion of specialty materials, including foams, films and adhesive composits into components and finished products for the computer peripheral, medical, automotive, aerospace and consumer products markets. The Company has manufacturing facilities throughout the United States and Ireland, as well as a strategic manufacturing alliance in Singapore. During 1998 the Company discontinued the operations of its Condor Utility Products, Inc. subsidiary. See Note 13, Discontinued Operations.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's Ireland subsidiary, Advanced Materials Ltd., operates under a fiscal year ending October 31. There were no intervening events from October 31, 1998 to November 30, 1998 that would materially affect the consolidated financial statements for the year ended November 30, 1998.

    Certain fiscal 1997 and 1996 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1998 presentation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

    The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 1998 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

    The carrying amounts of financial instruments including cash equivalents, accounts receivable and accounts payable approximated fair value at November 30, 1998 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 1998 due to the Company's ability to obtain financing at similar interest rates from other lenders.

Inventories

    Inventories consist of raw materials, work-in-progress and finished goods and are stated at the lower of cost (first-in, first-out basis) or market.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation expense was approximately $951,000, $729,000 and $643,000 for the years ended November 30, 1998, 1997 and 1996, respectively, of which $618,000, $499,000 and
$409,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

Goodwill

    Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 15 years.

Impairment of Long-Lived Assets

    The Company assesses the recoverability of its long-lived and certain intangible assets, including goodwill, by determining whether the related asset balance can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows (fair value) and charged to operations in the period in which impairment is determined by management. During the year ended November 30, 1998, management determined that $909,000 of goodwill associated with the Company's purchase of certain assets of Wilshire Technologies Inc.'s OEM Medical Products Division had been impaired, as these products have been discontinued and no future cash flow is anticipated. Accordingly, this amount was charged to operations as reflected in the accompanying 1998 consolidated statement of operations.

    Additionally, approximately $614,000 of goodwill related to the Condor facility was written-off as part of the discontinuation of the operations of Condor Utility Products, Inc. See Note 13, Discontinued Operations.

    During 1998 the Company wrote-off the net balance of capitalized license rights, approximately $158,000. The license pertained to a worldwide license to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes to be developed by Innovative Technologies ("IT"). IT never successfully developed such technologies and during 1998 cancelled all plans to develop such technologies. Based on these events management of the Company determined that the valuation of capitalized license rights had been impaired, and accordingly, charged approximately $158,000 to operations as reflected in the accompanying 1998 consolidated statement of operations.

Revenue Recognition

    The Company recognizes revenue upon shipment of product.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Advertising Costs

    Advertising costs are expensed as incurred. Advertising costs were approximately $33,000, $44,000, and $28,000 for the years ended November 30, 1998, 1997 and 1996, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

CASH AND CASH EQUIVALENTS

    At November 30, 1998 the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

CUSTOMERS

    The Company generally sells its products pursuant to customer orders. The Company extends credit to customers and performs periodic credit evaluations of such customers. The Company periodically evaluates its accounts receivable for collectibility and provides a reserve for losses resulting therefrom.

    One customer accounted for 39% of consolidated revenues for the year ended November 30, 1998. Two customers accounted for 39% and 10% of consolidated revenues for the year ended November 30, 1997. One customer accounted for 28% of consolidated revenues for the year ended November 30, 1996. One customer accounted for 34% and 49% of consolidated accounts receivable as of November 30, 1998 and 1997, respectively. While the Company has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could have a material adverse effect on the Company's business.

SUPPLIERS

    Two suppliers accounted for 60% and 11% of consolidated purchases for the year ended November 30, 1998. Two suppliers accounted for 54% and 16% of consolidated purchases for the year ended November 30, 1997. One supplier accounted for 31% of consolidated purchases for the year ended November 30, 1996. Two suppliers accounted for 27% and 15% of consolidated accounts payable at November 30, 1998. Two suppliers accounted for 11% and 10% of consolidated accounts payable at November 30, 1997.

    Management believes that the loss of any of its major suppliers would not have a material adverse effect on the Company's operations long-term, due to the availability of other suppliers. However, the loss of a major supplier could have a material adverse effect on operations in the short-term (estimated by management to be less than three months).

Risks and Uncertainties

LICENSES AND PROPRIETARY RIGHTS

    The Company does not currently have patent protection on any of its manufacturing processes; however, they currently have a patent pending on a manufacturing process developed in 1998. The

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Company relies on proprietary know-how, exclusive distribution agreements, and employs various methods to protect its processes, including employment contracts with key personnel. There can be no assurance that others will not independently develop similar processes.

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

Foreign Currency Transactions

    The functional currency of foreign subsidiaries is considered to be the United States dollar. Foreign translation gains and losses from remeasurement are included in the consolidated statements of operations. Foreign exchange loss for the year ended November 30, 1998 was approximately $44,000.

Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109 deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-based Compensation

    The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Accounting for Start-up Costs

    Expenditures directly related to and incurred during the start-up phase of the Company's foreign manufacturing facility were expensed in the period incurred. Such costs amounted to approximately $608,000 for the year ended November 30, 1998.

Earnings per Share

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants, and Convertible Debentures have been excluded for the year ended November 30, 1998 as their effect would be antidilutive. All prior period net income per-share amounts have been restated to comply with SFAS 128.

    Basic and Diluted net income per share computed in accordance with SFAS 128 for the years ended November 30 are as follows:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------
BASIC EPS:
Net income (loss)...............................  $  (2,331,000) $   2,916,000  $   4,184,000
Denominator: Weighted average common shares
  outstanding...................................      8,717,609      9,664,513     10,448,965
                                                  -------------  -------------  -------------
Net income (loss) per share (basic).............  $       (0.27) $        0.30  $        0.40
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

DILUTED EPS:
Net income (loss)...............................  $  (2,331,000) $   2,916,000  $   4,184,000
Denominator: Weighted average common shares
  outstanding...................................      8,717,609      9,664,513     10,448,965
Common equivalent shares outstanding (options
  and warrants).................................       --            1,835,272        501,209
Hypothetical shares repurchased at average
  market price with proceeds of exercise........       --             (877,598)      (271,208)
                                                  -------------  -------------  -------------
Total shares....................................      8,717,609     10,622,187     10,678,966
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------
Net income (loss) per share (diluted)...........  $       (0.27) $        0.27  $        0.39
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

Recently Issued Accounting Standards

    In June 1997, the FASB issued Statement No. 130, ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. This statement is effective

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in fiscal 1999 and does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements.

    In June 1997, the FASB issued Statement No. 131, ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in fiscal 1999 and does not expect that SFAS 131 will have a material effect upon the Company's financial statements.

NOTE 2--SALE OF SECURITIES

    During 1996, the Company sold 100,240 shares of an entity considered to be a related party and 2,504,504 shares of Innovative Technologies, Inc. ("IT") for $5,093,000 which resulted in a net realized gain of $3,738,000. On January 17, 1997, the Company sold its remaining 50,000 shares of IT which resulted in a net realized gain of $139,000.

    In April 1996, the Company received approximately $572,000, in accordance with a distribution to shareholders of IT dated January 17, 1996 which granted existing shareholders of IT rights in connection with an IT United Kingdom offering. Such transaction has been recorded as a realized gain on sale of securities in the accompanying consolidated statements of operations.

NOTE 3--INVENTORIES

    Inventories consist of the following at November 30:

                                                                        1998          1997
                                                                    ------------  ------------
Raw materials.....................................................  $  2,042,000  $  1,861,000
Work-in-progress..................................................       313,000       252,000
Finished goods....................................................       265,000       341,000
                                                                    ------------  ------------
                                                                       2,620,000     2,454,000

Less allowance for obsolete inventory.............................       (77,000)     (166,000)
                                                                    ------------  ------------
                                                                    $  2,543,000  $  2,288,000
                                                                    ------------  ------------
                                                                    ------------  ------------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at November 30:

                                                                      1998           1997
                                                                  -------------  -------------
Machinery and equipment.........................................  $   3,657,000  $   2,810,000
Furniture and fixtures..........................................        995,000        883,000
Transportation equipment........................................        204,000         89,000
Leasehold improvements..........................................        328,000        304,000
Construction in progress........................................        110,000         58,000
                                                                  -------------  -------------
                                                                      5,294,000      4,144,000
Less accumulated depreciation and amortization..................     (2,902,000)    (2,250,000)
                                                                  -------------  -------------
                                                                  $   2,392,000  $   1,894,000
                                                                  -------------  -------------
                                                                  -------------  -------------

NOTE 5--LINE OF CREDIT

    The line of credit consists of the following at November 30:

                                                                        1998          1997
                                                                    ------------  ------------
Revolving line of credit agreement with a bank which provides for borrowings up to $10,000,000, as defined. The line bears
  interest at either prime plus 0.5% or LIBOR plus 3.0%, such rate is determined at the discretion of the Company. All amounts outstanding under the line at November 30, 1998 bear interest at
  LIBOR plus 3.0% (8.27%). The line of credit is secured by
  substantially all of the assets of the Company and expires March
  1, 2000.........................................................  $  1,800,000  $  1,175,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    The line of credit agreement requires the Company to maintain certain restrictions and financial covenants including the maintenance of working capital and tangible net worth ratios. The Company was in violation of certain financial covenants in fiscal 1998 and has obtained a waiver from the bank through the period ended November 30, 1998. The Company is currently in discussions with the bank to amend the financial covenants based on forecasted operations. Management of the Company believes that these amendments will allow the Company to maintain compliance with the financial covenants throughout fiscal 1999. At November 30, 1998, the line of credit has been reclassified as a current liability, since the amendments have not been finalized.

    Interest expense related to lines of credit totaled approximately $179,000, $152,000 and $200,000 for the years ended November 30, 1998, 1997 and 1996, respectively. Included therein was interest expense of $26,000 related to a stockholder line of credit for the year ended November 30, 1996.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 6--TERM LOAN

    Advanced Materials Limited, the Company's Ireland subsidiary, is party to a term loan agreement with a bank which provides for borrowings up to 592,000 Irish Pounds (approximately $869,000 at November 30, 1998), as defined, and bears interest at 2.5% over 3 month LIBOR (7.77% at November 30, 1998). The loan facility is secured by substantially all of the plant and equipment acquired by Advanced Materials Limited and is additionally guaranteed by Advanced Materials Group, Inc. for an amount of $800,000 plus accrued interest thereon. The loan facility expires in October, 2002, at such time the Company intends to repay any outstanding balance thereon.

    Interest expense related to the term loan was insignificant for the year ended November 30, 1998.

NOTE 7--CONVERTIBLE DEBENTURES

    The Company had outstanding covertible debentures totaling $405,000 at November 30, 1998 and November 30, 1997, respectively. The debentures bear interest at 7.5% per annum, with interest payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share). The debentures mature in March 2004. The debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company's stock trades at a price equal to 150% of the closing bid price of its common stock for 10 consecutive trading days, the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

    Interest expense related thereto totaled approximately $31,000, $39,000 and $40,000 for the years ended November 30, 1998, 1997 and 1996, respectively.

NOTE 8--DEFERRED COMPENSATION

    The Company is obligated to: (i) make monthly payments beginning December 1996, of $5,500 (reduced to $3,500 in December 2006) and provide life insurance to a former employee who is currently a stockholder of the Company and (ii) make monthly payments beginning December 1995, of $3,500 to a former employee.

    These obligations are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of-living adjustments based on the Consumer Price Index (CPI), estimated by management at 3% per annum, and are due until the later of the death of the obligees or their spouses. These obligations have been discounted at the Company's cost of capital.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 8--DEFERRED COMPENSATION (CONTINUED)
    The present value of the estimated future non-contingent payments under the above-mentioned agreements is approximately $1,141,000, net of a discount of approximately $3,424,000. Estimated future payments are due as follows:

                                  YEARS ENDING
                                  NOVEMBER 30,
--------------------------------------------------------------------------------
  1999..........................................................................  $    210,000
  2000..........................................................................       154,000
  2001..........................................................................       158,000
  2002..........................................................................       162,000
  2003..........................................................................       166,000
  Thereafter....................................................................     3,715,000
                                                                                  ------------
                                                                                  $  4,565,000
                                                                                  ------------
                                                                                  ------------

NOTE 9--COMMITMENTS AND CONTINGENCIES

Leases

    The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases which expire at various dates through November 2003. The Company and its subsidiaries also lease certain machinery and equipment under capital lease obligations which expire in 2002.

    Approximate future minimum operating and capital lease obligations at November 30, 1998 are as follows:

                                                                        OPERATING     CAPITAL
                                                                          LEASES      LEASES
                                                                       ------------  ---------
1999.................................................................  $    852,000  $  29,000
2000.................................................................       599,000     19,000
2001.................................................................       190,000     12,000
2002.................................................................       176,000      3,000
2003.................................................................        59,000     --
                                                                       ------------  ---------
Total minimum lease obligations......................................  $  1,876,000     63,000
                                                                       ------------
                                                                       ------------
Amount representing interest.........................................                    5,000
                                                                                     ---------
Present value of lease payments......................................                   58,000
Current portion......................................................                   27,000
                                                                                     ---------
Long-term portion....................................................                $  31,000
                                                                                     ---------
                                                                                     ---------

    Rent expense for the years ended November 30, 1998, 1997 and 1996 was $667,000, $592,000 and $545,000, respectively.

    Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 1998, 1997 and 1996.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Employment Contracts

    On September 1, 1996, the Company purchased substantially all the assets and assumed all the liabilities of Gasket and Molded Products, Inc. ("GMP"), a Colorado corporation. In connection with the acquistions of GMP, the Company entered into a five year employment contract with one of the prior stockholders of GMP, which expires August 2001. Under terms of the agreement, the Company is to pay $66,000 per annum plus a $630 per month auto allowance. The agreement also specifies incentive bonuses equal to 1% of net sales and 7.5% of operating profits, as defined, for each of the first two years and for the last three years of the employment term, respectively. During 1998 and 1997 such stockholder was paid an insignificant amount in stock and cash pursuant to this agreement in connection with incentive bonuses.

    The Company has entered into three employment contracts with officers, which expire through June 2004. Under terms of the agreements, the Company is to pay base salaries ranging from $110,000 to $225,000 per year.

    Approximate minimum future obligations under employment contracts are as follows as of November 30, 1998:

                                  YEARS ENDING
                                  NOVEMBER 30,
--------------------------------------------------------------------------------
  1999..........................................................................  $    530,000
  2000..........................................................................       369,000
  2001..........................................................................       290,000
  2002..........................................................................       235,000
  2003..........................................................................       235,000
  Thereafter....................................................................       137,000
                                                                                  ------------
                                                                                  $  1,796,000
                                                                                  ------------
                                                                                  ------------

Purchase Commitment

    The Company currently has outstanding capital equipment purchase commitments totaling $250,000.

Consulting Agreement

    On March 31, 1997 the Company entered into a minimum two year consulting agreement with a director, whereby for various corporate finance and acquistion services, the Company is obligated to pay $4,000 per month (plus a $10,000 first month retainer). In addition, the Company granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $1.50 per share, expiring March 31, 2007 (see Note 10). If the director meets certain "targets', as defined, the Company is obligated to issue additional options to purchase the Company's common stock, as defined. In connection with the agreement, the Company also extended the terms of 140,000 options held by such director. The extended options will expire March 31, 2007 (see Note 10).

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
Litigation

    In October 1996, the Company, and Wilshire Technologies, Inc. ("WTI"), were notified that they had been named in a bodily injury lawsuit pending in the 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AM supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which had allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as:
(1) Advanced Materials ("AM") was not incorporated at the time of such implants;
(2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, have a marked adverse effect on the Company's financial condition.

    The Company's Condor subsidiary has been named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. Plaintiffs allege that Condor breached a supply contract by obtaining various molds from a competing supplier, and are seeking damages therefor. Plaintiffs are also seeking damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner. Condor filed a cross-complaint alleging that plaintiffs breached the contract. Plaintiffs received a non-binding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs.

    On October 5, 1998, a jury entered a partial verdict finding that Condor had breached the supply contract. A judgment in the amount of $382,500 was entered in favor of the plaintiffs. In response to a motion by the plaintiffs the court, on December 22, 1998 awarded attorneys' fees in the amount of $266,000. Condor has recorded a provision in the amount of approximately $975,000, which also includes estimated interest on the award.

    The jury was unable to reach a verdict on the alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner. This matter has been remanded back to the Superior Court of California, San Joaquin County. The jury further found that the plaintiffs had not breached the supply contract. The jury also found that Condor did not infringe on the patent held by the plaintiffs.

    The sellers of Condor had agreed to indemnify the Company and Condor with respect to any potential liability from the alleged breach of contract. Condor has determined that it will be unable to collect against the indemnification agreement. Since the assets of Condor are not sufficient to pay the full amount of the award, Condor attempted to reach a settlement with the plaintiffs but was unable to do so. It is unclear at this time if a settlement can be reached. The plaintiffs have now indicated in writing that they may assert a claim against the Company under principles of alter ego and related theories of liability. The Company would vigorously defend itself against any such claim. An adverse ruling could, however, have a material adverse effect on the Company's financial condition.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    On January 7, 1998 the Company filed suit in the Superior Court of California, County of Los Angeles, against a former employee of Condor for breach of promissory note and money lent. On March 9, 1998 the former employee of Condor filed a cross-complaint in the Superior Court of California, County of Los Angeles, for damages and declaratory relief. The cross-complaint alleges that the Company breached an Employment Agreement with the former employee and claims damages. On December 2, 1998 the parties reached an agreement of settlement and general release.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY

Common Stock

    During 1998 the Company repurchased 29,600 shares of its common stock at prices ranging from $1.04 to $1.38, for an aggregate purchase price of approximately $39,000. These shares were subsequently retired.

    On July 23, 1997 the Company repurchased 2,000,000 shares of its common stock for cash of $1.75 per share. These shares were subsequently retired.

    During 1997, the Company issued 34,186 shares of common stock in connection with the conversion of an aggregate $130,000 of convertible debentures, at $3.59 and $4.37 per share.

    On April 2, 1997 the Company issued an aggregate 16,877 shares of common stock valued at $0.69 per share. Such shares were issued in connection with certain provisions contained in the Condor Utility Products, Inc. Stock Purchase Agreement.

    During the fiscal year ended November 30, 1996 the Company, in connection with a private placement, issued 1,260,807 shares of its common stock valued at $0.55 per share for $700,000 in cash. In addition, the Company granted the stockholder a warrant to acquire an additional 60,000 shares of its common stock at an exercise price of $0.75 per share, expiring in December 2000.

Stock Options

    1993 STOCK OPTION PLAN

    The 1993 Stock Option Plan ("1993 Plan"), approved by the stockholders of the Company, authorizes the granting of various options and rights to purchase 1,250,000 shares of common stock of the Company. The 1993 Plan was effectively completed during 1997.

    The 1993 Plan provided for the grant by the Company of options to purchase common stock to employees, consultants, officers and directors of the Company. Options granted under the 1993 Plan could be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options". Options could be granted for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which were limited to 5 years. The exercise price in the case of incentive stock options granted under the 1993 Plan had to be at least equal to the fair market value of the common stock as of the date of grant.

    During the years ended November 30, 1997 and 1996, the Company issued options, pursuant to the 1993 Plan, to purchase 95,217 and 576,500 shares, respectively, of the Company's common stock at exercise prices ranging from $0.41 to $1.78 per share. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

    1997 STOCK OPTION PLAN

    On May 4, 1997, the 1997 Stock Option Plan ("1997 Plan") was adopted, effective January 1, 1997, and approved by the Board of Directors of the Company. The 1997 Plan authorized the granting of various

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED) options and rights to purchase up to 1,250,000 shares of common stock of the Company. The 1997 Plan was terminated on August 25, 1997.

    The 1997 Plan provided for the grant by the Company of options to purchase shares of the Company's common stock to employees, consultants, officers and directors of the Company. Options granted under the 1997 Plan could only be "non-qualified stock options". No "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, could be granted.

    During the year ended November 30, 1997, the Company issued options to purchase 215,000 shares of the Company's common stock at exercise prices ranging from $1.28 to $2.22 per share. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

    1998 STOCK OPTION PLAN

    In April, 1998, the stockholders of the Company approved the 1998 Stock Option Plan ("1998 Plan"). The Plan authorizes the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company.

    The 1998 Plan provides for the grant by the Company of options to purchase shares of the Company's common stock to its officers, directors, employees and consultants. The 1998 Plan provides that it is to be administered by a committee consisting of two or more members of the Board of Directors. The Committee has discretion, subject to the terms of the 1998 Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

    Options granted under the 1998 Plan may be either "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options". No incentive stock option may be granted to any person who is not an employee of the Company at the date of grant. Options may be granted under the 1998 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which are limited to 5-year terms. The exercise price in the case of incentive stock options granted under the 1998 Plan has to be at least equal to the fair market value of the common stock as of the date of grant.

    During the year ended November 30, 1998, the Company issued options under the 1998 Plan to purchase 115,256 shares of the Company's common stock at exercise prices ranging from $1.59 to $1.75 per share. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant. Of the 1,250,000 shares authorized to be issued under this plan, 1,134,744 shares were available for issuance at November 30, 1998.

    OTHER STOCK OPTIONS

    During 1996, the Company issued options to employees and consultants, outside of the 1993 Plan, to purchase 125,000 shares of the Company's common stock at exercise prices ranging from $0.57 to $0.78 per share, expiring through February 2001. Such options were fully exercisable at date of grant. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    On March 31, 1997, the Company extended the terms of 140,000 options to expire March 31, 2007. These options were issued outside of the aforementioned 1993, 1997 and 1998 Plans and were originally due to expire in June of 1998. Pursuant to the provisions of SFAS 123, the fair value for the incremental benefit received by the option holder was estimated at the date of extension using the Black Scholes option pricing model. Compensation expense, related to the fair value of such options, of approximately $100,000 was recorded in connection therewith and is included in other expense in the accompanying 1997 consolidated statement of operations.

    On March 31, 1997, the Company issued options to a director for consulting services, outside of the 1997 Plan, to purchase 50,000 shares of the Company's common stock at an exercise price of $1.50 per share (fair market value of the underlying stock at the date of grant), expiring March 2007. Such options were fully exercisable at the date of grant. Pursuant to the provisions of SFAS 123, the fair value of these options was estimated at the date of grant using the Black Scholes option pricing model. Compensation expense, related to the fair value of such options, of $60,000 was recorded in connection with the issuance of these options, and is included in other expense in the accompanying 1997 consolidated statement of operations.

    During 1997, the Company issued options to purchase 21,388 shares of the Company's common stock outside of the 1993 and 1997 Plans, at exercise prices ranging from $2.84 to $3.44 per share, expiring through August 2007. Such options vest within six months from the date of grant. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

    During 1998, the Company issued options to purchase 301,000 shares of the Company's common stock outside of the 1998 Plan, at exercise prices ranging from $3.38 to $4.00 per share, with vesting periods up to four years and expiring through December 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes the options granted and outstanding as of November 30, 1998:

                                                                                    WEIGHTED
                                                      NUMBER OF SHARES               AVERAGE
                                            -------------------------------------   EXERCISE
                                             EMPLOYEE   NON-EMPLOYEE     TOTAL        PRICE
                                            ----------  -------------  ----------  -----------
Outstanding, November 30, 1995............     435,000       460,000      895,000   $    2.22
Granted...................................     652,000        50,000      702,000        0.90
Exercised.................................     (21,000)            0      (21,000)       0.30
Canceled..................................     (64,000)     (250,000)    (314,000)       2.55
                                            ----------  -------------  ----------
Outstanding, November 30, 1996............   1,002,000       260,000    1,262,000        0.99
Granted...................................     332,000        50,000      382,000        1.28
Exercised.................................     (45,000)      (50,000)     (95,000)       1.42
Canceled..................................     (15,000)            0      (15,000)       1.00
                                            ----------  -------------  ----------
Outstanding, November 30, 1997............   1,274,000       260,000    1,534,000        1.08
Granted...................................     416,000             0      416,000        3.70
Exercised.................................     (84,000)      (70,000)    (154,000)       0.98
Canceled..................................      (1,000)            0       (1,000)       1.00
                                            ----------  -------------  ----------
Outstanding, November 30, 1998............   1,605,000       190,000    1,795,000   $    1.59
                                            ----------  -------------  ----------
                                            ----------  -------------  ----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 1998.

                NUMBER OF OPTIONS         WEIGHTED AVERAGE
 EXERCISE    -----------------------      CONTRACTUAL LIFE
   PRICE     OUTSTANDING  EXERCISABLE         REMAINING
-----------  -----------  ----------  -------------------------
      4.00      170,000       20,000           8.0 years
      3.69       70,000       70,000                 4.1
      3.44       26,000       20,000                 5.0
      3.38       75,000            0                 9.2
      2.84        2,000        2,000                 8.8
      2.63       10,000       10,000                 0.5
      2.22       10,000       10,000                 3.6
      2.16       10,000       10,000                 0.5
      2.06       10,000       10,000                 3.5
      1.97       10,000       10,000                 3.5
      1.75      122,000       10,000                 9.1
      1.65       10,000       10,000                 8.3
      1.63       20,000       20,000                 0.6
      1.59        3,000        3,000                 9.7
      1.50      190,000      190,000                 8.3
      1.28      175,000      175,000                 8.1
      1.27       10,000       10,000                 2.5
      1.23       10,000       10,000                 2.5
      1.00      362,000      347,000                 7.8
      0.91       10,000       10,000                 2.6
      0.78      125,000      125,000                 7.4
      0.69      125,000      105,000                 6.9
      0.59       10,000       10,000                 1.2
      0.52       10,000       10,000                 1.6
      0.44       10,000       10,000                 1.5
      0.43       10,000       10,000                 1.5
      0.30      200,000      200,000                 4.1
             -----------  ----------
              1,795,000    1,417,000
             -----------  ----------
             -----------  ----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)

SFAS 123 Pro forma Information

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended November 30, 1998, 1997 and 1996:

                                                   YEARS ENDING NOVEMBER 30:
                                                -------------------------------
                                                  1998       1997       1996
                                                ---------  ---------  ---------
Interest rate.................................       5.46%      6.49%      6.46%
Dividend yield................................       0.00%      0.00%      0.00%
Expected life of options (years)..............          5   5 and 10   5 and 10
Volatility factor.............................      73.00%    100.00%    100.00%

    For purposes of pro forma disclosures, the estimated fair value of the options granted after December 15, 1995, is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per share had compensation costs for the Company's stock option plans been determined based on the fair value method at the date of grant consistent with the provisions of SFAS 123, for the years ended November 30:

                                                         1998           1997          1996
                                                     -------------  ------------  ------------
Net income (loss), as reported.....................  $  (2,331,000) $  2,916,000  $  4,184,000
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------
Net income (loss), pro forma.......................  $  (2,755,000) $  2,102,000  $  3,839,000
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------
Earnings per share, as reported
  Basic............................................  $       (0.27) $       0.30  $       0.40
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------
  Diluted..........................................  $       (0.27) $       0.27  $       0.39
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------
Earnings per share, pro forma
  Basic............................................  $       (0.32) $       0.22  $       0.37
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------
  Diluted..........................................  $       (0.32) $       0.20  $       0.36
                                                     -------------  ------------  ------------
                                                     -------------  ------------  ------------

Warrants

    In March, 1994, the Company issued a warrant to purchase 840,000 shares of its common stock at an exercise price of $2.98 per share, expiring on March 24, 1999. This warrant became exercisable as of November 30, 1995.

    In September, 1994, in connection with the line of credit with a stockholder, the Company issued a warrant to the stockholder exercisable for 35,000 shares of its common stock at an exercise price of $0.90 per share, expiring on September 30, 1999. This warrant became exercisable as of November 30, 1995.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 10--STOCKHOLDERS' EQUITY (CONTINUED)
    On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder, the lender/stockholder was granted a warrant to purchase 60,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $0.75 per share.

    On December 22, 1995, the Company issued 1,260,807 shares of its common stock valued at $.55 per share to a lender/stockholder for $700,000 in cash. In conjunction with the transaction, the Company granted the stockholder a warrant to acquire an additional 30,000 shares of its common stock at an exercise price of $.75 per share, expiring in December 2000.

NOTE 11--INCOME TAXES

    Income tax expense from continuing operations are as follows:

                                              YEARS ENDED NOVEMBER 30:
                                          ---------------------------------
                                            1998        1997        1996
                                          ---------  ----------  ----------
Current:................................
  Federal                                 $ 427,000  $  285,000  $   81,000
  State.................................     78,000     272,000     115,000
                                          ---------  ----------  ----------
                                            505,000     557,000     196,000

Deferred................................
  Federal                                    66,000    (403,000)    (34,000)
  State.................................    (33,000)     26,000      --
                                          ---------  ----------  ----------
                                             33,000    (377,000)    (34,000)
                                          ---------  ----------  ----------
Total income tax provision..............  $ 538,000  $  180,000  $  162,000
                                          ---------  ----------  ----------
                                          ---------  ----------  ----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 11--INCOME TAXES (CONTINUED)
    The components of deferred tax assets and liabilities are as follows:

                                                        1998          1997
                                                    ------------  -------------
Deferred tax assets:
  Accounts receivable.............................  $     43,000  $      44,000
  Inventory.......................................        92,000        134,000
  Accrued expenses................................       801,000         62,000
  State taxes.....................................       --              70,000
  Goodwill and other intangible assets............       969,000        566,000
  Net operating loss carryforward.................       --              34,000
  Other...........................................        85,000         69,000
                                                    ------------  -------------
    Total deferred tax assets.....................     1,990,000        979,000
    Less valuation allowance for deferred tax
      assets......................................      (902,000)      (476,000)
                                                    ------------  -------------
Deferred tax assets...............................     1,088,000        503,000
Deferred tax liabilities:
  Tax over book depreciation......................        44,000         92,000
  State taxes.....................................        14,000       --
                                                    ------------  -------------
    Total deferred tax liabilities................        58,000         92,000
                                                    ------------  -------------
Net deferred tax assets...........................  $  1,030,000  $     411,000
                                                    ------------  -------------
                                                    ------------  -------------

    The valuation allowance is based on management's estimates as to the Company's ability to utilize future tax deductions.

    United States and foreign income (loss) from continuing operations before income taxes are as follows:

                                              YEARS ENDED NOVEMBER 30:
                                          ---------------------------------
                                            1998        1997        1996
                                          ---------  ----------  ----------
Pretax income (loss)
  Domestic..............................  $ 517,000  $3,139,000  $3,932,000
  Foreign...............................   (683,000)     --          --
                                          ---------  ----------  ----------
  Total.................................  $(166,000) $3,139,000  $3,932,000
                                          ---------  ----------  ----------
                                          ---------  ----------  ----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 11--INCOME TAXES (CONTINUED)
    The reconciliation of the income tax provision (benefit) for continuing operations to taxes computed at U.S. federal staturtory rates is as follows:

                                              YEARS ENDED NOVEMBER 30:
                                          ---------------------------------
                                            1998        1997        1996
                                          ---------  ----------  ----------
Income tax (benefit) at statutory
  rates.................................  $ (56,000) $1,128,000  $1,337,000
Change in federal valuation allowance...    326,000  (1,085,000) (1,278,000)
Foreign losses recorded without tax
  benefit...............................    232,000      --          --
State and local income taxes, net of
  federal income tax benefit............     30,000     137,000      95,000
Other...................................      6,000      --           8,000
                                          ---------  ----------  ----------
Total...................................  $ 538,000  $  180,000  $  162,000
                                          ---------  ----------  ----------
                                          ---------  ----------  ----------

NOTE 12--RELATED PARTY TRANSACTIONS

Settlement and General Release Agreement

    In January, 1998 the Company filed with the Superior Court of the State of California for the County of Los Angeles, against a former employee of Condor for breach of promissory note. On March 9, 1998 the former employee of Condor filed a cross-complaint in the Superior Court of California, County of Los Angeles, for damages and declaratory relief. The cross-complaint alleges that the Company breached an Employment Agreement with the former employee and claims damages. In October, 1998, management of the Company deemed the note receivable as uncollectible and subsequently wrote it off, along with applicable accrued interest receivable. The amount of such accrued interest receivable was insignificant. On December 2, 1998 the parties reached an agreement of settlement and general release whereby the Company agreed to give up indemnification in exchange for the former employee dropping the cross-complaint for breach of contract.

Mutual Release Agreement

    On July 3, 1996, the Company entered into a mutual release agreement with a related party whereby a subordinated note payable due a related party in December 1997, totaling $1,750,000, reduced by $50,000 in royalties due to the Company, plus due and unpaid interest thereon, was satisfied in full with a payment totaling $1,190,000. Such payment was made with cash after being reduced by approximately $241,000 of trade accounts receivable due the Company. The Company recorded the resulting gain of $526,000, net of applicable taxes of $18,000, as an extraordinary item in the accompanying 1996 consolidated statement of operations.

NOTE 13--DISCONTINUED OPERATIONS

    In November, 1998 the Company adopted a formal plan to discontinue the operations of its Condor Utility Products, Inc. subsidiary. The anticipated disposal date is approximately November 30, 1999. The assets of Condor Utility Products, Inc. to be disposed of consist primarily of accounts receivable and

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 13--DISCONTINUED OPERATIONS (CONTINUED) property, plant and equipment of approximately $280,000 and $304,000, respectively. If the Company is unable to execute the disposal under the plan, the Company may abandon the operations. The Company believes the reserves recorded in connection with the discontinued operations are sufficient to cover losses, if any, on abandonment.

    Operating results of Condor Utility Products, Inc. for the year ended November 30, 1998 are shown seperately in the accompanying consolidated statement of operations. The consolidated statement of operations for the years ended November 30, 1997 and 1996 have been restated and operating results of Condor Utiliity Products, Inc. are also shown seperately.

    In connection with the closure, the Company recognized a charge in fiscal 1998 for discontinued operations totaling $1,627,000, net of income taxes of $538,000.

    Net sales of Condor Utility Products, Inc. for the years ended November 30, 1998, 1997 and 1996 were $954,000, $1,144,000 and $1,173,000, respectively.
These amounts are not included in net sales in the accompanying consolidated statement of operations.

    Assets and liabilities of Condor Utility Products, Inc. to be disposed of consisted of the following at November 30:

                                                                        1998          1997
                                                                    ------------  ------------
Accounts receivable, net..........................................  $    280,000  $     99,000
Inventories, net..................................................       --            178,000
Property, plant and equipment.....................................       304,000       443,000
Goodwill, net.....................................................       --            665,000
Prepaids and other assets.........................................       --             73,000
                                                                    ------------  ------------
    Total assets..................................................  $    584,000  $  1,458,000
                                                                    ------------  ------------
Accounts payable..................................................       132,000        12,000
Accrued liabilities...............................................     1,200,000        60,000
                                                                    ------------  ------------
    Total liabilities.............................................  $  1,332,000  $     72,000
                                                                    ------------  ------------
    Net assets of discontinued operations.........................  $   (748,000) $  1,386,000
                                                                    ------------  ------------
                                                                    ------------  ------------

NOTE 14--EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The plan requires the Company to make a matching contribution of 33% of the first 6% of the voluntary employee contribution. The Company may also contribute an additional amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $46,000 for the year ended November 30, 1998.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996

NOTE 15--GEOGRAPHIC INFORMATION

    The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The following is a summary of operations by entities within geographic areas for the year ending November 30, 1998:

    Net revenues for North America, Singapore and Ireland were $26,458,000, $2,035,000 and $423,000, respectively. Operating income(loss) for the three regions was $470,000, $546,000 and $(637,000), respectively.

    Total net assets at November 30, 1998 for North America, Singapore and Ireland were $9,405,000, $2,756,000 and $1,105,000, respecively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    The information for Item 8 is hereby incorporated by reference to the Company's FY98 Third Quarter 10QSB, filed with the Securities and Exchange Commission on September 25, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

ITEM 10. EXECUTIVE COMPENSATION.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information for Part III, items 9, 10, 11 and 12 are hereby incorporated by reference to the Company's Proxy Statement for a meeting to be held on April 26, 1999, which will be filed with the Commission within (120) one hundred twenty days of the close of the fiscal year pursuant to Regulation 14A.

ITEM 13. EXHIBIT AND REPORTS ON FORM 8-K.

    (a) List of Exhibits:

   NO.                                                      EXHIBITS
---------  ----------------------------------------------------------------------------------------------------------
 2.1       Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as
             Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire
             Advanced Materials, Inc. (1)
 3.1       Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.).
             (1)
 3.2       Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
 3.3       Bylaws, as amended, of Advanced Materials Group, Inc.
10.1       Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire
             Technologies, Inc. (1)
10.2       Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and
             Wilshire Technologies, Inc. dated December 2, 1992. (1)
10.3       Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc. (2)
10.4       The 1993 Stock Option Plan of Advanced Materials Group, Inc. (3)
10.5       Form of Convertible Debenture. (4)
10.6       Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618.
             (5)
10.7       Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram
             H. Johnson and Beth A. Johnson. (6)
10.8       Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity
             Corporation, as Landlord and Advanced Materials, Inc., as Tenant. (7)
10.9       Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C. (8)

   NO.                                                      EXHIBITS
---------  ----------------------------------------------------------------------------------------------------------
10.10      Form of Debt Warrant between Advanced Materials Group, Inc. and TrilonDominion Partners, LLC. (9)
10.11      Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo National
             Association. (10)
10.12      First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and
             Wells Fargo National Association. (11)
10.13      Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and
             Gasket and Molded Products, Inc. and Shareholders. (12)
10.14      Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And Riggs
             National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust. (13)
10.15      The 1997 Stock Option Plan of Advanced Materials Group, Inc. (14)
10.16      Industrial sublease agreement executed September 1, 1997 between Advanced Material, Inc. as landlord and
             S-Line as tenant. (15)
10.17      Manufacturing agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec
             (Singapore) Pte. Ltd. (16)
10.18      Form of Warrant Assignment agreement dated September 15, 1997 between Trilon Dominion Partners, LLC. and certain individuals. (17)
10.19      Credit Agreement dated as of February 27, 1998 between Advanced Materials Group, Inc. and Wells Fargo
             Bank, National Association. (18)
10.20      The 1998 Stock Option Plan of Advanced Materials Group, Inc. (19)
10.21      Legal settlement with a former employee of Condor Utility Products, Inc.
10.22      Employment agreement dated September 11, 1998 between Advanced Materials Group, Inc. and Steve F. Scott,
             Chief Executive Officer, President and Director.
10.23      Consulting Agreement dated March 31, 1997 between Advanced Materials Group, Inc. and Paschall and Company.
21.        List of Subsidiaries.
27.        Financial Data Schedule

------------------------

 (1) Filed as a like-numbered exhibit to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500).

 (2) Filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500)

 (3) Filed as Exhibit 10.18 to Amendment No. 1 dated March 1, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500)

 (4) Filed as Exhibit 10.23 to Amendment No. 2 dated May 6, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500)

 (5) Filed as Exhibit 10.24 to Amendment No. 2 dated May 6, 1994 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500)

 (6) Filed as Exhibit 10.2 to Form 10-QSB dated August 31, 1995.

 (7) Filed as Exhibit 10.3 to Form 10-QSB dated August 31, 1995.

 (8) Filed as Exhibit 2.2 to Form 8-K filed January 5, 1996.

 (9) Filed as Exhibit 2.3 to Form 8-K filed January 5, 1996.

 (10) Filed as Exhibit 10.18 to Form 10-KSB dated November 30, 1996.

 (11) Filed as Exhibit 10.19 to Form 10-KSB dated November 30, 1996.

 (12) Filed as Exhibit 10.20 to Form 10-KSB dated November 30, 1996.

 (13) Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1996.

 (14) Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1997.

 (15) Filed as Exhibit 10.22 to Form 10-KSB dated November 30, 1997.

 (16) Filed as Exhibit 10.23 to Form 10-KSB dated November 30, 1997.

 (17) Filed as Exhibit 10.24 to Form 10-KSB dated November 30, 1997.

 (18) Filed as Exhibit 10.1 to Form 8-K filed February 27, 1998.

 (19) Filed as Exhibit A to Form DEF-14A dated April 8, 1998.

    (b) Reports on Form 8-K

    The Company filed a Form 8-K on October 5, 1998 to disclose a legal judgement rendered, in the United States District Court for the Eastern District of California, anainst the Registrant's Condor Utility Products, Inc. subsidiary (Condor) for breach of a requirements contract.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED MATERIALS GROUP, INC.

Dated: February 28, 1999

                                By:              /s/ STEVE F. SCOTT
                                     -----------------------------------------
                                                   Steve F. Scott
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Chief Executive Officer,
      /s/ STEVE F. SCOTT          President and Director
------------------------------    (PRINCIPAL EXECUTIVE       February 28, 1999
        Steve F. Scott            OFFICER)

                                Vice President/Chief
    /s/ J. DOUGLAS GRAVEN         Financial Officer and
------------------------------    Secretary (PRINCIPAL       February 28, 1999
      J. Douglas Graven           FINANCIAL AND ACCOUNTING
                                  OFFICER)

     /s/ TIMOTHY R. BUSCH
------------------------------  Chairman and Director        February 28, 1999
       Timothy R. Busch

    /s/ MAURICE J. DEWALD
------------------------------  Director                     February 28, 1999
      Maurice J. DeWald

    /s/ MICHAEL A. LEDEEN
------------------------------  Director                     February 28, 1999
      Michael A. Ledeen

     /s/ ALLAN H. MELTZER
------------------------------  Director                     February 28, 1999
       Allan H. Meltzer

    /s/ N. PRICE PASCHALL
------------------------------  Director                     February 28, 1999
      N. Price Paschall