Form 10-Q
period 1999-02-28
ADVANCED MATERIALS GROUP INC
filed 1999-04-14
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999.

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     COMMON STOCK, $.001 PAR VALUE, 8,597,955 SHARES AS OF March 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            Consolidated Statements of Operations
              for the Three months ended February 28, 1999 and 1998........................................           3

            Consolidated Balance Sheets
              at February 28, 1999 and November 30, 1998...................................................           4

            Consolidated Statements of Cash Flows
              For the Three months ended February 28, 1999 and 1998........................................           5

            Notes to Consolidated Financial Statements.....................................................           6

ITEM 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................           7

                                               PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................................................           9

ITEM 6.     Exhibits and Reports on Form 8-K...............................................................           9

            Signatures.....................................................................................          10

                         PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

ITEM I--CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            THREE MONTHS ENDED
                                                                                               FEBRUARY 28,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                        ------------  ------------
Net sales.............................................................................  $  7,380,000  $  8,037,000
Cost of sales.........................................................................     6,534,000     5,897,000
                                                                                        ------------  ------------
Gross profit..........................................................................       846,000     2,140,000
                                                                                        ------------  ------------
Operating expenses:
  Selling, general and administrative.................................................     1,096,000     1,052,000
  Depreciation and amortization.......................................................        49,000        85,000
                                                                                        ------------  ------------
Total operating expenses..............................................................     1,145,000     1,137,000
Income (loss) from operations.........................................................      (299,000)    1,003,000
Other income (expense):
  Interest expense....................................................................       (83,000)      (65,000)
  Foreign exchange gain...............................................................        11,000       --
  Other, net..........................................................................       (19,000)      (50,000)
                                                                                        ------------  ------------
    Total other income and expenses...................................................       (91,000)     (115,000)

Income (loss) from continuing operations before income taxes..........................      (390,000)      888,000
Income tax expense....................................................................       --            350,000
                                                                                        ------------  ------------
Income (loss) from continuing operations..............................................      (390,000)      538,000
Discontinued Operations:
  Loss from operations of Condor Utility Products, Inc................................       --            (23,000)
                                                                                        ------------  ------------
  Net income (loss)...................................................................  $   (390,000) $    515,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic earnings per common share:
  Income (loss) from continuing operations............................................  $      (0.05) $       0.06
  Loss from discontinued operations...................................................       --            --
                                                                                        ------------  ------------
    Net income (loss) per share.......................................................  $      (0.05) $       0.06
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted earnings per common share:
  Income (loss) from continuing operations............................................  $      (0.05) $       0.05
  Loss from discontinued operations...................................................       --            --
                                                                                        ------------  ------------
    Net income (loss) per share.......................................................  $      (0.05) $       0.05
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic weighted average common shares outstanding......................................     8,651,622     8,616,427
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted weighted average common shares outstanding....................................     8,651,622     9,838,030
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 28, 1999 AND NOVEMBER 30, 1998

                                                                                         1999           1998
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     126,000  $     528,000
  Accounts receivable, net.........................................................      5,531,000      5,188,000
  Inventories, net.................................................................      2,862,000      2,543,000
  Income tax receivable............................................................        199,000        199,000
  Deferred income taxes............................................................        526,000        526,000
  Prepaid expenses and other.......................................................        236,000        119,000
                                                                                     -------------  -------------
    Total current assets...........................................................      9,480,000      9,103,000
                                                                                     -------------  -------------
Property and equipment, net........................................................      2,644,000      2,392,000
Goodwill, net......................................................................        562,000        578,000
Deferred income taxes..............................................................        504,000        504,000
Other assets.......................................................................         94,000        105,000
                                                                                     -------------  -------------
    Total assets...................................................................  $  13,284,000  $  12,682,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $   3,483,000  $   2,887,000
  Income taxes payable.............................................................        121,000        137,000
  Accrued liabilities..............................................................        786,000      1,015,000
  Discontinued operations..........................................................        752,000        748,000
  Deferred income..................................................................        198,000        224,000
  Line of credit...................................................................      2,500,000      1,800,000
  Current portion of long-term obligations.........................................        229,000        237,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      8,069,000      7,048,000
                                                                                     -------------  -------------
  Term loan........................................................................        300,000        150,000
  Convertible debentures...........................................................        405,000        405,000
  Deferred compensation............................................................        931,000        931,000
  Other............................................................................         25,000         31,000
                                                                                     -------------  -------------
    Total liabilities..............................................................      9,730,000      8,565,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,597,955 and
    8,729,455 shares issued and outstanding at February 28, 1999 and November 30,
    1998, respectively.............................................................          9,000          9,000
  Additional paid-in capital.......................................................      7,070,000      7,243,000
  Accumulated deficit..............................................................     (3,525,000)    (3,135,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      3,554,000      4,117,000
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  13,284,000  $  12,682,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            THREE MONTHS ENDED
                                                                                               FEBRUARY 28,
                                                                                        --------------------------
                                                                                           1999          1998
                                                                                        -----------  -------------
Cash flows from operating activities:

  Net income (loss)...................................................................  $  (390,000) $     515,000
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation......................................................................      211,000        198,000
    Amortization......................................................................       16,000         79,000
    Provision for bad debt............................................................        1,000       --
    Provision for obsolete inventory..................................................      --             (20,000)
    Ireland start-up..................................................................      --             139,000
    Interest and other on deferred compensation.......................................       30,000         35,000
    Loss on disposal of fixed assets..................................................      --               1,000
    Changes in operating assets and liabilities:
      Accounts receivable--trade......................................................     (344,000)    (1,258,000)
      Inventories.....................................................................     (319,000)        (4,000)
      Prepaid expenses and other......................................................     (113,000)        24,000
      Accounts payable and accrued liabilities........................................      367,000         62,000
      Deferred income.................................................................      (26,000)      --
      Income taxes payable............................................................      (16,000)       233,000
                                                                                        -----------  -------------
  Net cash provided by (used in) operating activities.................................     (583,000)         4,000
                                                                                        -----------  -------------
Cash flows from investing activities:
  Purchases of property and equipment.................................................     (463,000)      (194,000)
  Other assets........................................................................       11,000        (90,000)
                                                                                        -----------  -------------
    Net cash used in investing activities.............................................     (452,000)      (284,000)
                                                                                        -----------  -------------
Cash flows from financing activities:
  Purchase and retirement of common stock.............................................     (173,000)      --
  Exercise of common stock options....................................................      --              10,000
  Net borrowings under line of credit.................................................      700,000        364,000
  Borrowings under term loan..........................................................      150,000       --
  Payments on capital lease obligations...............................................       (5,000)       (21,000)
  Payments on deferred compensation...................................................      (33,000)       (30,000)
  Payments on capitalized financing...................................................       (6,000)      --
                                                                                        -----------  -------------
    Net cash provided by financing activities.........................................      633,000        323,000
                                                                                        -----------  -------------
    Net change in cash and cash equivalents...........................................     (402,000)        43,000
    Cash and cash equivalents, beginning of period....................................      528,000        312,000
                                                                                        -----------  -------------
    Cash and cash equivalents, end of period..........................................  $   126,000  $     355,000
                                                                                        -----------  -------------
                                                                                        -----------  -------------
    Supplemental disclosures of cash flow information
      Cash paid during the period for:
        Interest......................................................................  $    65,000  $      47,000
                                                                                        -----------  -------------
                                                                                        -----------  -------------
        Income taxes..................................................................  $     5,000  $      93,000
                                                                                        -----------  -------------
                                                                                        -----------  -------------

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    The accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-KSB.

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                            FEBRUARY 28,
                                                                1999        NOVEMBER 30, 1998
                                                          ----------------  -----------------
Raw Materials...........................................    $  2,212,000      $   2,042,000
Work-in-process.........................................         401,000            313,000
Finished Goods..........................................         326,000            265,000
                                                          ----------------  -----------------
                                                               2,939,000          2,620,000
Less allowance for obsolete inventory...................         (77,000)           (77,000)
                                                          ----------------  -----------------
                                                            $  2,862,000      $   2,543,000
                                                          ----------------  -----------------
                                                          ----------------  -----------------

3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the February 28, 1999 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income
(loss) for the three months ended February 28 are as follows:

                                                                                           1999          1998
                                                                                       ------------  -------------
BASIC EPS:
Net income (loss)....................................................................  $   (390,000) $     515,000
Denominator: Weighted average common shares outstanding..............................     8,651,622      8,616,427
                                                                                       ------------  -------------
Net income (loss) per share..........................................................  $      (0.05) $        0.06
                                                                                       ------------  -------------
                                                                                       ------------  -------------
DILUTED EPS:
Net income...........................................................................  $   (390,000) $     515,000
Denominator: Weighted average common shares outstanding..............................     8,651,622      8,616,427
Common equivalent shares outstanding (options and warrants)..........................       --           2,804,855
Hypothetical shares repurchased at average market price with proceeds of exercise....       --          (1,583,297)
                                                                                       ------------  -------------
Total shares.........................................................................     8,651,622      9,838,030
Net income (loss) per share..........................................................  $      (0.05) $        0.05
                                                                                       ------------  -------------
                                                                                       ------------  -------------

4) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10KSB.

ITEM 2-- MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    FY 99 CURRENT THREE MONTHS VERSUS FY98

    Net revenue for the first quarter ended February 28, 1999 was $7,380,000, a decrease of 8.2% from the same period of fiscal 1998. The decline in net revenues for the first quarter of fiscal 1999 is primarily attributable to lower volumes and negative price variances in key customer accounts.

    Cost of sales as a percentage of net revenue was 88.5% for the first quarter of fiscal 1999, compared to 73.4% for the first quarter of fiscal 1998, a 15.1% increase. The increase in cost of sales for the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998, is due to the following: (1) the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore; (2) the addition of manufacturing fixed costs due to the Company's expansion in Ireland; and (3) lower volumes at the Company's domestic locations which led to lower capacity utilization and negatively impacted labor and overhead absorption.

    Operating expenses as a percentage of net revenue were 15.5% for the first quarter of fiscal 1999, compared to 14.1% for the first quarter of fiscal 1998, a 1.4% increase. Despite the increase in operating expense percentage, operating expenses remained constant for the first quarter of fiscal 1999, compared to operating expenses for the first quarter of fiscal 1998.

    The Company continues to focus on the reduction of operating expenses and optimization of manufacturing processes in order to improve profitability.

    The provision for taxes as a percentage of earnings before taxes was 0% in the first quarter of fiscal 1999 compared to 39.4% for the corresponding period in the prior year and 35.7% of income from continuing operations for the entire fiscal 1998. The annual effective tax rate will be impacted by the loss incurred in the first quarter and net operating loss carryforwards from fiscal 1998.

    Net loss for the first quarter of fiscal 1999 was $390,000, compared to net earnings of $515,000 for the first quarter of 1998. Basic loss per share for the first quarter of fiscal 1999 was five cents per share on a weighted average of
8.7 million shares, compared to basic earnings per share of six cents on a weighted average of 8.6 million shares for the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has amended its credit facility with its primary lender. The Company's financial results for the fourth quarter of fiscal 1998 created numerous defaults under the original credit agreement. As part of the amendment, which restates financial covenants and waives all defaults, the Company and its lender have agreed to a reduction in the Company's credit facility to $5 million. The Company had approximately $126,000 of cash at the end of the first quarter, which consisted primarily of investments in money market funds. The Company's operating credit line has current availability, as of March 31, 1999, of $5 million with $3,050,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing credit facilities, will supply sufficient cash for working capital requirements, capital expenditures and debt repayments for the next twelve months.

    Cash flows from operating activities during the first three months of fiscal 1999 were a negative $583,000 compared to a positive $4,000 for the corresponding period of fiscal 1998. The decrease in cash flows from operating activities in fiscal 1999 was primarily attributable to the operating loss incurred during the period and the change in accounts receivable, inventories and prepaid expenses, which was partially offset by the change in accounts payable and accrued liabilities. Accounts receivable grew in response to stronger sales at the end of the first quarter of fiscal 1999 compared to sales at the end of the fourth quarter of fiscal 1999. Inventory growth is primarily attributable to production growth in Asia and Europe.

    Capital expenditures for the first three months of fiscal 1999 were $463,000, compared to $194,000 for the corresponding period in fiscal 1998. The increase in capital expenditures was due in large part to a joint venture production project underway in the Company's Texas and Oregon facilities. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    Shares of the Company's common stock are repurchased under a systematic program to manage dilution created by shares issued under employee stock plans. During October 1998, the Company's Board of Directors authorized a repurchase program under which up to $1 million of the Company's common stock can be repurchased in the open market. Under this plan, during the first quarter ended February 28, 1999, the Company purchased and retired approximately 132,000 shares for an aggregate purchase price of approximately $173,000.

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

YEAR 2000 ISSUE

    The "Year 2000 Issue" is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    In addressing the Year 2000 Issue, the Company is currently evaluating its computer-based systems, facilities and products and identifying all steps necessary to determine they are all Year 2000 Ready. The Company is employing a combination of internal resources and outside consultants to address this issue. The Company has identified systems which are not Year 2000 Ready, and is in the process of upgrading or replacing those systems. The Company is currently on schedule to complete these upgrades and replacements by the year 2000. In addition, the Company has contacted its vendors to determine whether they are

Year 2000 Ready, and is in the process of accumulating those responses. Initial responses indicate most of the Company's vendors are addressing their Year 2000 Issues.

    While the Year 2000 Issue is a top priority of the Company and a significant amout of resources have been allocated to this issue, there can be no assurance that all of its systems and equipment or its vendors will be Year 2000 Ready. However, at this time, the Company does not believe that its or its vendors Year 2000 related issues will have a material adverse effect on the Company's business. In the unlikely event of a systems failure at one of the Company's facilitites, any one of a number of other facilities' systems could be utilized as a backup system.

    The total cost to standardize and upgrade all business computer systems is currently estimated to be $50,000. Through February 28, 1999, the Company has spent approximately $35,000 of this total. Given the nature of this project it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10KSB.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.01 Financial Data Schedule

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 1999           ADVANCED MATERIALS GROUP INC.

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