Form 10-Q
period 1999-05-30
ADVANCED MATERIALS GROUP INC
filed 1999-06-30
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED
    MAY 30, 1999.

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
      (State or other
       jurisdiction of       (I.R.S. Employer
     incorporation or         Identification
        organization)              No.)

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

      COMMON STOCK, $.001 PAR VALUE, 8,597,955 SHARES AS OF June 14, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----

                                             PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            Consolidated Statements of Operations
              for the Three and Six months ended May 30, 1999 and May 31, 1998.............................           3

            Consolidated Balance Sheets
              at May 30, 1999 and November 30, 1998........................................................           4

            Consolidated Statements of Cash Flows
              for the Three and Six months ended May 30, 1999 and May 31, 1998.............................           5

            Notes to Consolidated Financial Statements.....................................................           6

ITEM 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................           7

                                              PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................................................          10

ITEM 4.     Submission of Matters to a Vote of Security Holders............................................          10

ITEM 6.     Exhibits and Reports on Form 8-K...............................................................          10

            Signatures.....................................................................................          11

                         PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

ITEM I--CONSOLIDATED FINANCIAL STATEMENTS

                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        --------------------------  ----------------------------
                                                        MAY 30, 1999  MAY 31, 1998  MAY 30, 1999   MAY 31, 1998
                                                        ------------  ------------  -------------  -------------
Net sales.............................................   $9,059,000    $7,169,000   $  16,439,000  $  15,206,000
Cost of sales.........................................    7,534,000     5,330,000      14,068,000     11,229,000
                                                        ------------  ------------  -------------  -------------
Gross profit..........................................    1,525,000     1,839,000       2,371,000      3,977,000
                                                        ------------  ------------  -------------  -------------
Operating expenses:
  Selling, general and administrative.................    1,087,000       842,000       2,183,000      1,895,000
  Depreciation and amortization.......................       50,000        86,000          99,000        169,000
                                                        ------------  ------------  -------------  -------------
Total operating expenses..............................    1,137,000       928,000       2,282,000      2,064,000
Income from operations................................      388,000       911,000          89,000      1,913,000
Other income (expense):
  Interest expense....................................      (95,000)      (87,000)       (178,000)      (152,000)
  Foreign exchange gain...............................       --            --              11,000       --
  Other, net..........................................      (17,000)      (26,000)        (36,000)       (77,000)
                                                        ------------  ------------  -------------  -------------
    Total other income and expenses...................     (112,000)     (113,000)       (203,000)      (229,000)
Income (loss) from continuing operations before income
  taxes...............................................      276,000       798,000        (114,000)     1,684,000
Income tax expense....................................       --           216,000        --              566,000
                                                        ------------  ------------  -------------  -------------
Income (loss) from continuing operations..............      276,000       582,000        (114,000)     1,118,000
Discontinued operations:
  Loss from operations of Condor Utility Products,
    Inc...............................................       --            (8,000)       --              (30,000)
                                                        ------------  ------------  -------------  -------------
  Net income (loss)...................................   $  276,000    $  574,000   $    (114,000) $   1,088,000
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Basic earnings per common share:
  Income (loss) from continuing operations............   $     0.03    $     0.07   $       (0.01) $        0.13
  Loss from discontinued operations...................       --            --            --             --
                                                        ------------  ------------  -------------  -------------
    Net income (loss) per share.......................   $     0.03    $     0.07   $       (0.01) $        0.13
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Diluted earnings per common share:
  Income (loss) from continuing operations............   $     0.03    $     0.06   $       (0.01) $        0.11
  Loss from discontinued operations...................       --            --            --             --
                                                        ------------  ------------  -------------  -------------
    Net income (loss) per share.......................   $     0.03    $     0.06   $       (0.01) $        0.11
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Basic weighted average common shares outstanding......    8,597,955     8,735,722       8,624,788      8,682,764
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Diluted weighted average common shares outstanding....    8,869,924     9,718,597       8,624,788      9,768,020
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                       MAY 30, 1999 AND NOVEMBER 30, 1998

                                                                                         1999           1998
                                                                                     -------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents........................................................  $     569,000  $     528,000
  Accounts receivable, net.........................................................      6,983,000      5,188,000
  Inventories, net.................................................................      2,962,000      2,543,000
  Income tax receivable............................................................        199,000        199,000
  Deferred income taxes............................................................        526,000        526,000
  Prepaid expenses and other.......................................................        145,000        119,000
                                                                                     -------------  -------------
    Total current assets...........................................................     11,384,000      9,103,000
                                                                                     -------------  -------------
  Property and equipment, net......................................................      2,594,000      2,392,000
  Goodwill, net....................................................................        546,000        578,000
  Deferred income taxes............................................................        504,000        504,000
  Other assets.....................................................................        106,000        105,000
                                                                                     -------------  -------------
    Total assets...................................................................  $  15,134,000  $  12,682,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $   3,771,000  $   2,887,000
  Income taxes payable.............................................................         89,000        137,000
  Accrued liabilities..............................................................        845,000      1,015,000
  Discontinued operations..........................................................        724,000        748,000
  Deferred income..................................................................        320,000        224,000
  Line of credit...................................................................       --            1,800,000
  Current portion of long-term obligations.........................................        225,000        237,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      5,974,000      7,048,000
                                                                                     -------------  -------------
  Line of credit...................................................................      3,466,000       --
  Term loan........................................................................        507,000        150,000
  Convertible debentures...........................................................        405,000        405,000
  Deferred compensation............................................................        931,000        931,000
  Other............................................................................          9,000         31,000
                                                                                     -------------  -------------
    Total liabilities..............................................................     11,292,000      8,565,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................       --             --
  Common stock--$.001 par value; 25,000,000 shares authorized; 8,597,955 and
    8,729,455 shares issued and outstanding at May 30, 1999 and November 30, 1998,
    respectively...................................................................          9,000          9,000
  Additional paid-in capital.......................................................      7,082,000      7,243,000
  Accumulated deficit..............................................................     (3,249,000)    (3,135,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      3,842,000      4,117,000
                                                                                     -------------  -------------
    Total liabilities and stockholders' equity.....................................  $  15,134,000  $  12,682,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                       ---------------------------
                                                                                       MAY 30, 1999   MAY 31, 1998
                                                                                       -------------  ------------
Cash flows from operating activities:
  Net income (loss)..................................................................  $    (114,000)  $1,088,000
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation.....................................................................        433,000      407,000
    Amortization.....................................................................         32,000      (64,000)
    Provision for obsolete inventory.................................................       --            (20,000)
    Interest and other on deferred compensation......................................         60,000       70,000
    Loss on disposal of fixed assets.................................................       --              5,000
    Discontinued operations..........................................................        (24,000)      --
    Changes in operating assets and liabilities:
      Accounts receivable--trade.....................................................     (1,795,000)    (439,000)
      Inventories....................................................................       (419,000)    (452,000)
      Prepaid expenses and other.....................................................        (26,000)       5,000
      Accounts payable and accrued liabilities.......................................        714,000       (5,000)
      Deferred income................................................................         96,000      251,000
      Income taxes payable...........................................................        (48,000)     173,000
                                                                                       -------------  ------------
  Net cash provided by (used in) operating activities................................     (1,091,000)   1,019,000
                                                                                       -------------  ------------
Cash flows from investing activities:
  Purchases of property and equipment................................................       (635,000)    (789,000)
  Other assets.......................................................................         (1,000)    (120,000)
                                                                                       -------------  ------------
  Net cash used in investing activities..............................................       (636,000)    (909,000)
                                                                                       -------------  ------------
Cash flows from financing activities:
  Purchase and retirement of common stock............................................       (161,000)      --
  Exercise of common stock options...................................................       --            131,000
  Net borrowings under line of credit................................................      1,666,000      (93,000)
  Borrowings under term loan.........................................................        357,000       --
  Proceeds received from capitalized financing.......................................       --             22,000
  Payments on capital lease obligations..............................................        (20,000)     (26,000)
  Payments on deferred compensation..................................................        (64,000)     (60,000)
  Payments on capitalized financing..................................................        (10,000)      --
                                                                                       -------------  ------------
  Net cash provided by (used in) financing activities................................      1,768,000      (26,000)
                                                                                       -------------  ------------
  Net change in cash and cash equivalents............................................         41,000       84,000
Cash and cash equivalents, beginning of period.......................................        528,000      312,000
                                                                                       -------------  ------------
Cash and cash equivalents, end of period.............................................  $     569,000   $  396,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------
Supplemental disclosures of cash flow information
  Cash paid during the period for:
    Interest.........................................................................  $      78,000   $  116,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------
    Income taxes.....................................................................  $      32,000   $  368,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

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

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                              MAY 30, 1999  NOVEMBER 30, 1998
                                                              ------------  -----------------
Raw Materials...............................................   $2,285,000     $   2,042,000
Work-in-process.............................................      313,000           313,000
Finished Goods..............................................      441,000           265,000
                                                              ------------  -----------------
                                                                3,039,000         2,620,000
Less allowance for obsolete inventory.......................      (77,000)          (77,000)
                                                              ------------  -----------------
                                                               $2,962,000     $   2,543,000
                                                              ------------  -----------------
                                                              ------------  -----------------

3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the Six months ended May 30, 1999 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income (loss) for the Three and Six months ended May 30, 1999 and May 31, 1998 are as follows:

                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          --------------------------  --------------------------
                                                          MAY 30, 1999  MAY 31, 1998  MAY 30, 1999  MAY 31, 1998
                                                          ------------  ------------  ------------  ------------
BASIC EPS:
Net income (loss).......................................   $  276,000    $  574,000    $ (114,000)   $1,088,000
Denominator: Weighted average common shares
  outstanding...........................................    8,597,955     8,735,722     8,624,788     8,682,764
                                                          ------------  ------------  ------------  ------------
Net income (loss) per share (basic).....................   $     0.03    $     0.07    $    (0.01)   $     0.13
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------
DILUTED EPS:
Net income (loss).......................................   $  276,000    $  574,000      (114,000)   $1,088,000
Denominator:Weighted average common shares
  outstanding...........................................    8,597,955     8,735,722     8,624,788     8,682,764
Common equivalent shares outstanding (options and
  warrants).............................................      986,967     1,479,355        --         1,939,105
Hypothetical shares repurchased at average market price
  with proceeds of exercise.............................     (714,998)     (496,480)       --          (853,849)
                                                          ------------  ------------  ------------  ------------
Total shares............................................    8,869,924     9,718,597     8,624,788     9,768,020
Net income (loss) per share (diluted)...................   $     0.03    $     0.06    $    (0.01)   $     0.11
                                                          ------------  ------------  ------------  ------------
                                                          ------------  ------------  ------------  ------------

4) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

FY 99 CURRENT THREE MONTHS VERSUS FY 98

    Net revenue for the second quarter ended May 30, 1999 was $9,059,000, an increase of 26.4% from the same period of fiscal 1998. The increase in net revenues for the second quarter of fiscal 1999 is primarily attributable to an increase in the volume of product shipments partially offset by negative price movements in key customer accounts.

    Cost of sales as a percentage of net revenue was 83.2% for the second quarter of fiscal 1999, compared to 74.3% for the second quarter of fiscal 1998, an increase of 8.9%. The increase in cost of sales for the second quarter of fiscal 1999, compared to the second quarter of fiscal 1998, is primarily attributable to increased product volume at lower sales price points, increased manufacturing fixed costs as a result of the Company's expansion in Ireland and reduced margin on revenues derived under the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

    Operating expenses as a percentage of net revenue were 12.5% for the second quarter of fiscal 1999, compared to 13.0% for the second quarter of fiscal 1998, a decrease of 0.5%. Despite the decrease in operating expense as a percentage of revenues, operating expenses increased by 22.5% for the second quarter of fiscal 1999, compared to operating expenses for the second quarter of fiscal 1998. The increase in operating expenses for the second quarter of fiscal 1999, compared to the second quarter of fiscal 1998, is primarily attributible to added costs at the Company's Ireland subsidiary.

    The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    The provision for taxes as a percentage of earnings before taxes was 0% in the second quarter of fiscal 1999 compared to 27.1% for the corresponding period in the prior year and 35.7% of income from continuing operations for the entire fiscal 1998. The annual effective tax rate will be impacted by the loss incurred in the first quarter and net operating loss carryforwards from fiscal 1998.

    Net income for the second quarter of fiscal 1999 was $276,000, compared to net earnings of $574,000 for the second quarter of 1998. Basic income per share for the second quarter of fiscal 1999 was three cents per share on a weighted average of 8.6 million shares, compared to basic earnings per share of seven cents on a weighted average of 8.7 million shares for the second quarter of fiscal 1998. Diluted income per share for the second quarter of fiscal 1999 was three cents per share on a weighted average of 8.9 million shares, compared to diluted earnings per share of six cents on a weighted average of 9.7 million shares for the second quarter of fiscal 1998.

FY 99 CURRENT SIX MONTHS VERSUS FY 98

    Net revenue for the six months ended May 30, 1999 was $16,439,000, an increase of 8.1% from the same period of fiscal 1998. The increase in net revenues for the first six months of fiscal 1999 is primarily attributable to an increase in the volume of product shipments partially offset by negative price movements in key customer accounts.

    Cost of sales as a percentage of net revenue was 85.6% for the first six months of fiscal 1999, compared to 73.8% for the first six months of fiscal 1998, an increase of 11.8%. The increase in cost of sales for the first six months of fiscal 1999, compared to the first six months of fiscal 1998, is primarily attributable to increased product volume at lower sales price points, increased manufacturing fixed costs as a result of the Company's expansion in Ireland and reduced margin on revenues derived under the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

    Operating expenses as a percentage of net revenue were 13.9% for the first six months of fiscal 1999, compared to 13.6% for the first six months of fiscal 1998, an increase of 0.3%. The increased spending level for the first six months of fiscal 1999, compared to the first six months of fiscal 1998, is primarily attributible to added costs at the Company's Ireland subsidiary.

    The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    The provision for taxes as a percentage of earnings before taxes was 0% in the first six months of fiscal 1999 compared to 33.6% for the corresponding period in the prior year and 35.7% of income from continuing operations for the entire fiscal 1998. The annual effective tax rate will be impacted by the loss incurred in the first quarter and net operating loss carryforwards from fiscal 1998.

    Net loss for the first six months of fiscal 1999 was $114,000, compared to net earnings of $1,088,000 for the first six months of 1998. Basic loss per share for the first six months of fiscal 1999 was one cent per share on a weighted average of 8.6 million shares, compared to basic earnings per share of thirteen cents on a weighted average of 8.7 million shares for the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has amended its credit facility with its primary lender. The Company's financial results for the fourth quarter of fiscal 1998 created numerous defaults under the original credit agreement. As part of the amendment, which restates financial covenants and waives all defaults, the Company and lender agreed to a reduction in the Company's credit facility to $5 million. The Company had approximately $569,000 of cash at the end of the second quarter, which consisted primarily of investments in money market funds. The Company's operating credit line has current availability, as of June 18, 1999, of $5 million with $3,254,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and existing credit facilities, will supply sufficient cash for working capital requirements, capital expenditures and debt repayments for the next twelve months.

    Cash flows from operating activities during the first six months of fiscal 1999 were a negative $1,091,000 compared to a positive $1,019,000 for the corresponding period of fiscal 1998. The decrease in cash flows from operating activities in fiscal 1999 was primarily attributable to the operating loss incurred during the period and the change in accounts receivable and inventories, which was partially offset by the change in accounts payable. Accounts receivable grew in response to stronger sales at the end of the second quarter of fiscal 1999 compared to sales at the end of the fourth quarter of fiscal 1999. Inventory growth is primarily attributable to production growth in Asia and Europe.

    Capital expenditures for the first six months of fiscal 1999 were $635,000, compared to $789,000 for the corresponding period in fiscal 1998. The decrease in capital expenditures was due in large part to reduced expenditures in the Company's Ireland facility. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    Shares of the Company's common stock are repurchased under a systematic program to manage dilution created by shares issued under employee stock plans. During October 1998, the Company's Board of Directors authorized a repurchase program under which up to $1 million of the Company's common stock can be repurchased in the open market. Under this plan, during the first six months of fiscal 1999 the Company purchased and retired approximately 132,000 shares for an aggregate purchase price of approximately $161,000.

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

    The total cost to standardize and upgrade all business computer systems is currently estimated to be $50,000. Through May 30, 1999, the Company has spent approximately $40,000 of this total. Given the nature of this project it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10KSB.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 1998 Annual Meeting of Stockholders (the "Annual Meeting") on April 26, 1999. At the Annual Meeting, the Company's stockholders elected Timothy R. Busch, Steve F. Scott, N. Price Paschall, Dr. Michael Ledeen, Dr. Allan Meltzer and Maurice J. DeWald to the Company's Board of Directors and approved the ratification of Ernst & Young LLP to serve as the Company's independent accountants for fiscal 1999. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of March 22, 1999, the record date for the Annual Meeting, there were approximately 8,597,955 shares of the Company's Common Stock outstanding, of which 6,388,281 shares, or 74.3%, were present in person or by proxy at the Annual Meeting.

    The following matters were brought before the Annual Meeting

1) Election of Directors. Each of the following persons was elected as a director of the Company, to serve until the next Annual Meeting of the Company's stockholders and until his successor has been elected and qualified or until his earlier resignation or removal:

                                                                SHARES IN
                                                                  FAVOR       SHARES WITHHELD
                                                              --------------  ---------------
Timothy R. Busch............................................      6,321,220         67,061
Steve F. Scott..............................................      6,321,231         67,050
N. Price Paschall...........................................      6,321,145         67,136
Dr. Michael Ledeen..........................................      6,321,183         67,098
Dr. Allan Meltzer...........................................      6,321,231         67,050
Maurice DeWald..............................................      6,321,194         67,087

2) Ratification of Selection of Accountants. The selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending November 30, 1999 was voted on and ratified by the Company's stockholders as follows:

  SHARES IN
    FAVOR       SHARES AGAINST   SHARES ABSTAINING
--------------  ---------------  -----------------
    6,344,068         26,584            17,629

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        27.01 Financial Data Schedule

    (b) Reports on Form 8-K

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 30, 1999                      ADVANCED MATERIALS GROUP INC.

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