Form 10-Q
period 1999-08-29
ADVANCED MATERIALS GROUP INC
filed 1999-10-13
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                                ---------------

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED AUGUST 29, 1999.

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

                                 (310) 537-5444
                           Issuer's telephone number

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__No _____

    Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

   COMMON STOCK, $.001 PAR VALUE, 8,519,055 SHARES AS OF September 24, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
                                             PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:

            Consolidated Statements of Operations
              for the Three and Nine months ended August 29, 1999 and August 30, 1998......................           3

            Consolidated Balance Sheets
              at August 29, 1999 and November 30, 1998.....................................................           4

            Consolidated Statements of Cash Flows
              For the Three and Nine months ended August 29, 1999 and August 30, 1998......................           5

            Notes to Consolidated Financial Statements.....................................................           6

ITEM 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................................           7

                                               PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings..............................................................................          10

ITEM 6.     Exhibits and Reports on Form 8-K...............................................................          10

            Signatures.....................................................................................          11

                         PART I - FINANCIAL INFORMATION

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

ITEM I--CONSOLIDATED FINANCIAL STATEMENTS

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ------------------------------  ------------------------------
                                                   AUGUST 29,      AUGUST 30,      AUGUST 29,      AUGUST 30,
                                                      1999            1998            1999            1998
                                                 --------------  --------------  --------------  --------------
Net sales......................................   $  7,737,000    $  6,371,000    $ 24,176,000    $ 21,577,000
Cost of sales..................................      7,291,000       5,019,000      21,359,000      16,248,000
                                                 --------------  --------------  --------------  --------------
Gross profit...................................        446,000       1,352,000       2,817,000       5,329,000
                                                 --------------  --------------  --------------  --------------
Operating expenses:
  Selling, general and administrative..........      1,301,000         952,000       3,483,000       2,847,000
  Depreciation and amortization................         57,000          73,000         160,000         242,000
                                                 --------------  --------------  --------------  --------------
Total operating expenses.......................      1,358,000       1,025,000       3,643,000       3,089,000
Income (loss) from operations..................       (912,000)        327,000        (826,000)      2,240,000
Other income (expense):
  Interest expense.............................       (175,000)        (68,000)       (343,000)       (223,000)
  Foreign exchange gain........................          8,000         (31,000)         19,000         (31,000)
  Other, net...................................        (20,000)        (23,000)        (63,000)        (97,000)
                                                 --------------  --------------  --------------  --------------
    Total other income and (expenses)..........       (187,000)       (122,000)       (387,000)       (351,000)
Income (loss) from continuing operations before
  income taxes.................................     (1,099,000)        205,000      (1,213,000)      1,889,000
Income tax expense.............................             --          10,000              --         576,000
                                                 --------------  --------------  --------------  --------------
Income (loss) from continuing operations.......     (1,099,000)        195,000      (1,213,000)      1,313,000
Discontinued Operations:
  Loss from operations of Condor Utility
    Products, Inc..............................             --         (54,000)             --         (84,000)
                                                 --------------  --------------  --------------  --------------
Net income (loss)..............................   $ (1,099,000)   $    141,000    $ (1,213,000)   $  1,229,000
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Basic earnings per common share:
  Income (loss) from continuing operations.....   $      (0.13)   $       0.02    $      (0.14)   $       0.15
  Loss from discontinued operations............             --              --              --           (0.01)
                                                 --------------  --------------  --------------  --------------
    Net income (loss) per share................   $      (0.13)   $       0.02    $      (0.14)   $       0.14
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Diluted earnings per common share:
  Income (loss) from continuing operations.....   $      (0.13)   $       0.02    $      (0.14)   $       0.14
  Loss from discontinued operations............             --              --              --           (0.01)
                                                 --------------  --------------  --------------  --------------
    Net income (loss) per share................   $      (0.13)   $       0.02    $      (0.14)   $       0.13
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Basic weighted average common shares
  outstanding..................................      8,557,888       8,755,722       8,594,591       8,707,083
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
Diluted weighted average common shares
  outstanding..................................      8,557,888       9,375,000       8,594,591       9,637,013
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS
                     AUGUST 29, 1999 AND NOVEMBER 30, 1998

                                     ASSETS

                                                                                         1999           1998
                                                                                     -------------  -------------
Current assets:
  Cash and cash equivalents........................................................  $     400,000  $     528,000
  Accounts receivable, net.........................................................      4,458,000      5,188,000
  Inventories, net.................................................................      3,423,000      2,543,000
  Income tax receivable............................................................        409,000        199,000
  Deferred income taxes............................................................        316,000        526,000
  Prepaid expenses and other.......................................................        103,000        119,000
                                                                                     -------------  -------------
    Total current assets...........................................................      9,109,000      9,103,000
                                                                                     -------------  -------------
Property and equipment, net........................................................      2,614,000      2,392,000
Goodwill, net......................................................................        530,000        578,000
Deferred income taxes..............................................................        504,000        504,000
Other assets.......................................................................        248,000        105,000
                                                                                     -------------  -------------
    Total assets...................................................................  $  13,005,000  $  12,682,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................................  $   2,809,000  $   2,887,000
  Income taxes payable.............................................................         89,000        137,000
  Accrued liabilities..............................................................      1,166,000      1,015,000
  Discontinued operations..........................................................        690,000        748,000
  Deferred income..................................................................        294,000        224,000
  Line of credit...................................................................      2,934,000      1,800,000
  Current portion of long-term obligations.........................................        220,000        237,000
                                                                                     -------------  -------------
    Total current liabilities......................................................      8,202,000      7,048,000
  Term loan........................................................................        431,000        150,000
  Convertible debentures...........................................................        405,000        405,000
  Deferred compensation............................................................      1,006,000        931,000
  Other............................................................................        325,000         31,000
                                                                                     -------------  -------------
    Total liabilities..............................................................     10,369,000      8,565,000
                                                                                     -------------  -------------
Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued
    and outstanding................................................................             --             --
  Common stock-$.001 par value; 25,000,000 shares authorized; 8,519,055 and
    8,729,455 shares issued and outstanding at August 29, 1999 and November 30,
    1998, respectively.............................................................          8,000          9,000
  Additional paid-in capital.......................................................      6,976,000      7,243,000
  Accumulated deficit..............................................................     (4,348,000)    (3,135,000)
                                                                                     -------------  -------------
    Total stockholders' equity.....................................................      2,636,000      4,117,000
                                                                                     -------------  -------------
  Total liabilities and stockholders' equity.......................................  $  13,005,000  $  12,682,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                   ------------------------------
                                                                                     AUGUST 29,      AUGUST 30,
                                                                                        1999            1998
                                                                                   --------------  --------------
Cash flows from operating activities:
  Net income (loss)..............................................................   $ (1,213,000)   $  1,229,000
  Adjustments to reconcile net income (loss) to net cash used in operating activities
    Depreciation.................................................................        661,000         860,000
    Amortization.................................................................         48,000          54,000
    Provision for obsolete inventory.............................................         75,000         (39,000)
    Ireland start-up.............................................................             --         139,000
    Deferred costs...............................................................             --        (485,000)
    Deferred revenue.............................................................         71,000         595,000
    Interest and deferred compensation...........................................         90,000         104,000
    Loss on disposal of fixed assets.............................................             --           5,000
    Discontinued operations......................................................        (58,000)             --
    Changes in operating assets and liabilities:
      Accounts receivable--trade.................................................        524,000      (2,299,000)
      Inventories................................................................       (955,000)       (347,000)
      Prepaid expenses and other.................................................        222,000          37,000
      Accounts payable and accrued liabilities...................................         71,000       1,306,000
      Deferred income taxes......................................................             --         (92,000)
      Income taxes payable.......................................................        (48,000)       (348,000)
                                                                                   --------------  --------------
  Net cash provided by (used in) operating activities............................       (512,000)        719,000
                                                                                   --------------  --------------
Cash flows from investing activities:
  Purchases of property and equipment............................................       (883,000)     (1,095,000)
  Other assets...................................................................       (143,000)          6,000
                                                                                   --------------  --------------
  Net cash used in investing activities..........................................     (1,026,000)     (1,089,000)
                                                                                   --------------  --------------
Cash flows from financing activities:
  Purchase and retirement ofcommon stock.........................................       (267,000)             --
  Exercise of common stock options...............................................             --         151,000
  Net borrowings under line of credit............................................      1,134,000         325,000
  Borrowings under term loan.....................................................        281,000              --
  Proceeds received from capitalized financing...................................        323,000          55,000
  Payments on capital lease obligations..........................................        (23,000)        (29,000)
  Payments on deferred compensation..............................................        (23,000)        (91,000)
  Payments on capitalized financing..............................................        (15,000)         (5,000)
                                                                                   --------------  --------------
    Net cash provided by financing activities....................................      1,410,000         406,000
                                                                                   --------------  --------------
    Net change in cash and cash equivalents......................................       (128,000)         36,000
    Cash and cash equivalents, beginning of period...............................        528,000         312,000
                                                                                   --------------  --------------
    Cash and cash equivalents, end of period.....................................   $    400,000    $    348,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
    Supplemental disclosures of cash flow information
      Cash paid during the period for:
        Interest.................................................................   $     73,000    $    162,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
        Income taxes.............................................................   $         --    $    626,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

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

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                              AUGUST 29,
                                                                 1999       NOVEMBER 30, 1998
                                                            --------------  -----------------
Raw Materials.............................................   $  2,743,000     $   2,042,000
Work-in-process...........................................        435,000           313,000
Finished Goods............................................        397,000           265,000
                                                            --------------  -----------------
                                                                3,575,000         2,620,000
Less allowance for obsolete inventory.....................       (152,000)          (77,000)
                                                            --------------  -----------------
                                                             $  3,423,000     $   2,543,000
                                                            --------------  -----------------
                                                            --------------  -----------------

3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the August 29, 1999 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income (loss) for the three and nine months ended August 29 and August 30 are as follows:

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ------------------------------  ------------------------------
                                                   AUGUST 29,      AUGUST 30,      AUGUST 29,      AUGUST 30,
                                                      1999            1998            1999            1998
                                                 --------------  --------------  --------------  --------------
BASIC EPS:
Net income (loss)..............................   $ (1,099,000)   $    141,000    $ (1,213,000)   $  1,229,000
Denominator: Weighted average common shares
  outstanding..................................      8,557,888       8,755,722       8,594,591       8,707,083
                                                 --------------  --------------  --------------  --------------
Net income (loss) per share (basic)............   $      (0.13)   $       0.02    $      (0.14)   $       0.14
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------
DILUTED EPS:
Net income.....................................   $ (1,099,000)   $    141,000    $ (1,213,000)   $  1,229,000
Denominator: Weighted average common shares
  outstanding..................................      8,557,888       8,755,722       8,594,591       8,707,083
Common equivalent shares outstanding (options
  and warrants)................................             --       1,432,967              --       1,770,392
Hypothetical shares repurchased at average
  market price with proceeds of exercise.......             --        (813,689)             --        (840,462)
                                                 --------------  --------------  --------------  --------------
Total shares...................................      8,557,888       9,375,000       8,594,591       9,637,013
Net income (loss) per share (diluted)..........   $      (0.13)   $       0.02    $      (0.14)   $       0.13
                                                 --------------  --------------  --------------  --------------
                                                 --------------  --------------  --------------  --------------

4) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION

RESULTS OF OPERATIONS

    FY99 CURRENT THREE MONTHS VERSUS FY98

    Net revenue for the third quarter ended August 29, 1999 was $7,737,000, an increase of 21.4% from the same period of fiscal 1998. The increase in net revenues for the third quarter of fiscal 1999 is primarily attributable to higher volumes offset by negative price variances in key customer accounts.

    Cost of sales as a percentage of net revenue was 94.2 percent for the third quarter of fiscal 1999, compared to 78.8 percent for the third quarter of fiscal 1998, a 15.4 percentage point increase. The increase in cost of sales for the third quarter of fiscal 1999, compared to the third quarter of fiscal 1998, is due to volume increases and increases in the Company's fixed manufacturing costs primarily due to headcount increases in engineering and manufacturing support.

    Operating expenses as a percentage of net revenue were 17.6 percent for the third quarter of fiscal 1999, compared to 16.1 percent for the third quarter of fiscal 1998, a 1.5 percentage point increase. Operating expenses increased by 32.5% for the third quarter of fiscal 1999, compared to operating expenses for the third quarter of fiscal 1998. The increase in operating expenses for the third quarter of fiscal 1999, compared to the third quarter of fiscal 1998, is primarily attributible to headcount increases in general and administrative and costs associated with terminated acquisition talks.

    The provision for taxes as a percentage of earnings before taxes was 0 percent in the third quarter of fiscal 1999 compared to 5.1% for the corresponding period in the prior year and 35.7 percent of income from continuing operations for the entire fiscal 1998. The annual effective tax rate will be impacted by the loss incurred in the first quarter and net operating loss carryforwards from fiscal 1998.

    Net loss for the third quarter of fiscal 1999 was $1,099,000, compared to net earnings of $141,000 for the third quarter of 1998. Basic loss per share for the third quarter of fiscal 1999 was thirteen cents per share on a weighted average of 8.6 million shares, compared to basic earnings per share of two cents on a weighted average of 8.8 million shares for the third quarter of fiscal 1998.

    FY99 CURRENT NINE MONTHS VERSUS FY98

    Net revenue for the nine months ended August 29, 1999 was $24,176,000, an increase of 12.1% from the same period of fiscal 1998. The increase in net revenues for the first nine months of fiscal 1999 is primarily attributable to higher volumes offset by negative price variances in key customer accounts.

    Cost of sales as a percentage of net revenue was 88.3 percent for the first nine months of fiscal 1999, compared to 75.3 percent for the first nine months of fiscal 1998, a 13.0 percentage point increase. The increase in cost of sales for the first nine months of fiscal 1999, compared to the first nine months of fiscal 1998, is due to volume increases, the addition of manufacturing fixed costs as a result of the Company's expansion in Ireland and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

    Operating expenses as a percentage of net revenue were 15.1 percent for the first nine months of fiscal 1999, compared to 14.3 percent for the first nine months of fiscal 1998, a 0.8 percentage point increase. The increased spending level for the first nine months of fiscal 1999, compared to the first nine months of fiscal 1998, is primarily attributible to added costs at the Company's Ireland subsidiary and costs associated with terminated acquisition talks.

    The provision for taxes as a percentage of earnings before taxes was 0 percent in the first nine months of fiscal 1999 compared to 30.5% for the corresponding period in the prior year and 35.7 percent of income from continuing operations for the entire fiscal 1998. The annual effective tax rate will be impacted by the losses incurred in the first and third quarters and net operating loss carryforwards from fiscal 1998.

    Net loss for the first nine months of fiscal 1999 was $1,213,000, compared to net earnings of $1,229,000 for the first nine months of 1998. Basic loss per share for the first nine months of fiscal 1999 was fourteen cents per share on a weighted average of 8.6 million shares, compared to basic earnings per share of fourteen cents on a weighted average of 8.7 million shares for the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company amended its credit facility with its primary lender. During the fourth quarter of fiscal 1998 the Company was not in compliance with certain financial covenants in the amended credit agreement. As part of the amendment, the Company and lender agreed to a reduction in the Company's credit facility to $5 million.

    The Company's financial results for the third quarter of fiscal 1999 created certain defaults under the amended credit agreement. The current lender has granted forbearance on the defaults for a forty-five day period, ending November 22, 1999. As a condition of granting forbearance, the Company and lender agreed to a reduction in the Company's credit facility to $4,000,000 and an increase in the interest rate to prime + 1%.

    The Company has obtained a new $5,000,000 asset-based credit facility from a major California lender, with an interest rate of prime + 1%.

    The Company had approximately $400,000 of cash at the end of the third quarter, which consisted primarily of investments in money market funds. The Company's operating credit line has current availability, as of September 24, 1999, of $5 million with $3,653,000 currently outstanding. The Company anticipates that existing cash and cash from operations, and new credit facility, will supply sufficient cash for working capital requirements, capital expenditures and debt repayments for the next twelve months.

    Cash flows used in operating activities during the first nine months of fiscal 1999 was a negative $512,000 compared to cash flows provided by operating activities of $719,000 for the corresponding period of fiscal 1998. The decrease in cash flows from operating activities in fiscal 1999 was primarily attributable to the operating loss incurred during the period and the change in inventories, which was partially offset by the change in accounts receivable, prepaid expenses and other and accounts payable. Inventory growth was primarily attributable to slower production in the U.S. in August and overall growth in Europe.

    Capital expenditures for the first nine months of fiscal 1999 were $883,000, compared to $1,095,000 for the corresponding period in fiscal 1998. The increase in capital expenditures was due in large part to a joint venture production project underway in the Company's Texas and Oregon facilities. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    Shares of the Company's common stock are repurchased under a systematic program to manage dilution created by shares issued under employee stock plans. During October 1998, the Company's Board of Directors authorized a repurchase program under which up to $1 million of the Company's common stock can be repurchased in the open market. Under this plan, during the first nine months of fiscal 1999 the Company purchased and retired approximately 225,000 shares for an aggregate purchase price of approximately $267,000.

BUSINESS OUTLOOK

    The following statements are based on current expectations. These statements are forward-looking and actual results may differ materially.

    The Company currently has sufficient orders from OEMs to believe that sales growth will resume in fiscal 1999. Based on current projected order releases from major customers, the sales growth year-to-year is projected to be between 10% and 15% for fiscal 1999.

    Gross profit and operating profit margins are expected to slow in 1999. The Company's fixed cost levels have increased, due to expansions in Ireland and Singapore, more quickly than initial sales volumes. This will be partially offset by fixed cost reductions in the Company's FY99 fourth quarter, from plant closures in Oregon and Colorado and overall headcount reductions in manufacturing.

    Interest expense is expected to increase in fiscal 1999 as borrowing levels expand to support investment in Ireland and Singapore and higher interest rates under the amended credit agreement and any new credit agreement.

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

    The total cost to standardize and upgrade all business computer systems is currently estimated to be $50,000. Through August 29, 1999, the Company has spent approximately $45,000 of this total. Given the nature of this project it is impractical to attempt to estimate the total costs specifically related to the Year 2000 Issue. As the process to become Year 2000 Ready continues, additional costs may be identified that have not yet been considered. Consequently, the full cost of all upgrades, replacements and modifications that may be required to become Year 2000 Ready has not yet been determined.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company filed a complaint for declaratory relief against Vern Auten and Shirley Auten, individually and doing business as Aglo Plastics Co. on July 19, 1999 in United States District Court, Central District of California. The relief sought by the Company is a declaration by the Court that Advanced Materials Group, Inc., the parent company of Condor Utility Products, Inc., has no obligation to pay the Condor Judgment. The ultimate outcome of this litigation cannot presently be determined.

    The Autens are continuing their efforts to collect the Condor Judgment. Condor does not presently have sufficient assets equal to the judgment amount. The ultimate outcome of any litigation concerning any collection activity cannot presently be determined.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.01 Financial Data Schedule

    (b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 13, 1999         ADVANCED MATERIALS GROUP INC.

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