Form 10-K405
period 1999-11-30
ADVANCED MATERIALS GROUP INC
filed 2000-02-28
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

/X/        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1999.

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM              TO

                         COMMISSION FILE NUMBER 0-16401

                            ------------------------

                         ADVANCED MATERIALS GROUP, INC.

               (Exact name of registrant as specified in charter)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    There were 8,519,055 shares of the registrant's voting common stock with a par value of $0.001 outstanding at February 4, 2000. The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant on February 4, 2000 was $9,389,951.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The definitive proxy statement relating to the registrant's Annual Meeting of Share Owners, to be held April 4, 2000 are is incorporated by reference in
Part III to the extent described therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Advanced Materials Group, Inc. ("AMG" or the "Company"), through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a forty-six year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. Advanced Materials Foreign Sales Corporation Ltd. ("AM FSC") was formed in Fiscal Year 1997 ("FY97") as a wholly-owned subsidiary of AM to conduct the same business activities in the Asian market. Advanced Materials Ltd., ("AM Ltd.") was formed in FY97 as a wholly-owned subsidiary of the Company to conduct the same business activities in the European market.

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

MANUFACTURING

    AM currently has two fabrication facilities located in Rancho Dominguez, California and Dallas, Texas, and two warehouses located in Portland, Oregon and Denver, Colorado. The Rancho Dominguez facility is approximately 56,000 square feet, the Dallas facility is approximately 82,600 square feet, the Portland facility is approximately 43,100 square feet and the Denver facility is approximately 3,700 square feet. The four facilities serve different geographical markets. The Rancho Dominguez, Portland, and Denver facilities service a region consisting of the Western United States, Northwestern Mexico and the Pacific Rim area. The Dallas facility primarily services customers in the Southwestern United States and the central and northeast border area of Mexico. The Rancho Dominguez, Dallas, Portland and Denver facilities have substantially the same equipment. A substantial amount of the equipment has been designed and constructed by AM. The Rancho Dominguez and Dallas facilities each maintain a separate sales and production staff, while administration and purchasing are centralized in the Rancho Dominguez facility.

    AM Ltd. is leasing approximately 24,000 square feet of space in Dublin, Ireland. The facility serves as the Company's European headquarters and has substantially the same equipment as in the U.S. facilities.

    AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process that involves heating a foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM currently produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process that involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM currently produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process that involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a "glue" layer to the fabric. AM to currently uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM currently produces caulking and sealing foam tape using this process. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. AM currently produces a variety of products such as electrosurgical pads, EKG pads, diagnostic swabs and artificial fingernail adhesive tabs with its die cutting equipment. Slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horiontally and/or vertically slice layers off blocks of raw material.

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

SUPPLIERS

    AM purchases raw materials primarily consisting of polyurethane foam, crosslinked polyolefin foams and pressure sensitive adhesives. The Company's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 1999, 1998 and 1997 supplied approximately 62%, 60% and 54%, respectively, of AM's raw materials' requirement.

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

    AM's eighteen full-time salesmen make sales in the United States on a direct basis. Nine salesmen are in the field and nine salesmen provide inside sales support. The nine field salesmen receive a base salary plus a commission and the nine inside salesmen receive a salary. AM Ltd. has three full-time salesmen who concentrate on the European market. AM's domestic sales as a percentage of total sales were approximately 66%, 92% and 100% for fiscal years 1999, 1998 and 1997, respectively.

    AM currently does business in a number of foreign regions including Asia, Europe, South America and the Middle East. Foreign sales, which accounted for approximately 34%, 8% and 0% of fiscal 1999, 1998 and 1997 sales, respectively, are made on a direct basis and through sales agents who receive commissions.

    AM relies primarily upon referrals by its customers and vendors and the activities of its salesmen for new business. AM advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AM also participates in industrial design and engineering trade shows as a means of marketing its products.

BACKLOG

    AM manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be cancelled under certain conditions without significant penalty. At November 30, 1999, 1998 and 1997, AM's backlog of orders was approximately $6,207,000, $8,248,000 and $8,597,000, respectively.

CUSTOMERS

    AM generally sells its products pursuant to customer purchase orders. There can be no assurance that any such customers will continue to purchase products from AM in the future. These customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence upon one customer or one market sector. However, Hewlett Packard accounted for 41% and 39% of consolidated revenues for the years ended November 30, 1999 and 1998, respectively. Hewlett Packard and Ethicon Endo-Surgery accounted for 39% and 10%, respectively, of consolidated revenues for the year ended November 30, 1997. While AM has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could have an adverse effect on AM's business.

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

LICENSES AND PROPRIETARY RIGHTS

    The Company has secured a patent on a manufacturing process for fabricating plastic foam sheet material with compound radius. AM relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

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

EMPLOYEES

    As of November 30, 1999, the Company and its subsidiaries had approximately 123 full-time employees, of whom approximately 63 were located at AM's Rancho Dominguez, California facility, approximately 39 were located at AM's Dallas, Texas facility, 6 were located at AM's Portland, OR facility, 3 were located at AM's Denver, Colorado facility, and 12 were located at the Company's Ireland subsidiary. Of the Company's full-time employees, approximately 83 are employed in manufacturing, 15 are in sales, 19 perform general and administrative functions and 6 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of November 30, 1999, the number of contract workers being utilized by the Company was approximately 106.

    None of the employees of the Company or its subsidiaries are presently represented by a labor union, and management considers the relationship of the Company and its subsidiaries with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California, approximately 82,600 square feet of manufacturing and office space in Dallas,

Texas, approximately 28,500 and 14,600 square feet of warehousing and office space in Portland, Oregon and approximately 3,700 square feet in Denver, Colorado. The Company pays rent of approximately $22,400 per month under its Rancho Dominguez lease, approximaely $22,700 per month under its Dallas lease, approximately $8,300 and $7,700 under its Portland leases and approximately $1,600 under its Denver lease. The Rancho Dominguez lease expires May 2002, the Dallas lease expires in November 2000, the Portland leases expire February 2000 and July 2001 and the Denver lease expires in July 2001.

    The Company's Ireland subsidiary, Advanced Materials, Ltd., leases approximaely 24,000 square feet of manufacturing and office space in Dublin, Ireland. AM ltd. pays rent of approximately 9,750 Irish Pounds per month (equivalent to approximately $14,650 per month at November 30, 1999) and the lease expires in February 2003.

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

    On July 19, 1999 the Company filed a complaint for declaratory relief against Vern Auten and Shirley Auten, individually and doing business as Aglo Plastics Co, in United States District Court, Southern District of California. The relief sought by the Company is a declaration by the Court that Advanced Materials Group, Inc., the parent company of Condor Utility Products, Inc., has no obligation to pay the Condor Judgment. The ultimate outcome of this litigation cannot presently be determined.

    In October 1999, the Company was notified that it and its Condor subsidiary had been named in a lawsuit in the United States District Court, Eastern District of California. Such suit alleges that the Company and its Condor subsidiary and several other parties also named in the suit maliciously prosecuted Vern and Shirley Auten. The suit seeks unspecified damages. The ultimate outcome of this litigation cannot presently be determined.

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

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock has traded on the NASDAQ Small-Cap Stock Market ("NASDAQ") under the symbol ADMG since June 23, 1993. The high and low closing prices for the common stock for the past two fiscal years as reported by NASDAQ are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 1999                          HIGH           LOW       FISCAL 1998                         HIGH           LOW
-----------                      ------------   -----------   -----------                      -----------   ------------
Fourth Quarter.................  $     1 5/32   $    11/16    Fourth Quarter.................  $    1 7/16   $       7/8
Third Quarter..................  $    1 13/32   $         1   Third Quarter..................  $     2 5/8   $      1 1/2
Second Quarter.................  $     1 7/32   $    27/32    Second Quarter.................  $    3 7/16   $      2 5/8
First Quarter..................  $    1 17/32   $         1   First Quarter..................  $     3 1/2   $    2 23/32

    There were 1,253 stockholders of record as of February 4, 2000.

    The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past three fiscal years and management does not anticipate that it will do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                   1999          1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
Revenues:
  Net sales...................  $34,798,000   $28,916,000   $28,898,000   $17,133,000   $14,728,000
Costs and expenses:
  Cost of sales...............   30,257,000    22,513,000    21,460,000    14,044,000    13,076,000
  Selling, general and
    administrative............    4,528,000     4,027,000     3,554,000     2,526,000     2,725,000
  Write-off of start-up costs            --       608,000            --            --            --
  Write-off of capitalized
    license...................           --       158,000            --            --            --
  Write-down of goodwill......           --       909,000            --            --       719,000
  Interest expense............      504,000       298,000       211,000       561,000       783,000
  Loss on discontinued
    operations................           --     1,627,000       223,000        94,000            --
  Depreciation and
    amortization..............      220,000       322,000       369,000       369,000       401,000
  Other.......................      163,000       247,000       124,000        11,000            --
                                -----------   -----------   -----------   -----------   -----------
    Total costs and
      expenses................   35,672,000    30,709,000    25,941,000    17,605,000    17,704,000
                                -----------   -----------   -----------   -----------   -----------
Other income:
  Realized gain on sale of
    securities................           --            --       139,000     4,310,000            --
  Gain on forgiveness of
    debt......................           --            --            --       508,000            --
                                -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes.......................     (874,000)   (1,793,000)    3,096,000     4,346,000    (2,976,000)
Income taxes..................           --      (538,000)     (180,000)     (162,000)       (3,000)
                                -----------   -----------   -----------   -----------   -----------
Net income (loss).............  $  (874,000)  $(2,331,000)  $ 2,916,000   $ 4,184,000   $(2,979,000)
                                ===========   ===========   ===========   ===========   ===========
Net income (loss) per share
  Basic.......................  $     (0.10)  $     (0.27)  $      0.30   $      0.40   $     (0.32)
                                ===========   ===========   ===========   ===========   ===========
  Diluted.....................  $     (0.10)  $     (0.27)  $      0.27   $      0.39   $     (0.32)
                                ===========   ===========   ===========   ===========   ===========
Working capital...............  $ 1,356,000   $ 2,055,000   $ 3,505,000   $ 4,266,000   $ 1,051,000
Total assets..................  $16,092,000   $12,682,000   $12,601,000   $13,661,000   $14,126,000
Total liabilities.............  $13,105,000   $ 8,565,000   $ 6,265,000   $ 7,091,000   $10,497,000
Stockholders' equity..........  $ 2,987,000   $ 4,117,000   $ 6,336,000   $ 6,570,000   $ 3,629,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR FISCAL 1999 COMPARED WITH 1998 AND 1998 COMPARED WITH
  1997

    The Company's revenue from continuing operations for the fiscal year ended November 30, 1999 was $34.8 million, an increase of 20.3% compared to fiscal 1998. Revenues from the Singapore strategic manufacturing venture grew to $8,409,000 in fiscal 1999 from $2,035,000 in 1998. Revenues in Ireland grew to $3,313,000 in fiscal 1999 from $423,000 in 1998. Revenues from U.S. operations declined to $23,076,000 in fiscal 1999 from $26,458,000 in 1998. The shift in revenues from U.S.-based plants to overseas operations is due to local sourcing requirements of a major customer. This shift first began in mid-1998. Revenues in 1998 were essentially flat compared to fiscal 1997. Revenues from the Singapore strategic manufacturing venture grew to $2,035,000 in fiscal 1998 from $0 in 1997. Revenues in Ireland grew to $423,000 in fiscal 1998 from $0 in 1997. Revenues from U.S. operations declined to $26,458,000 in fiscal 1998 from $28,898,000 in 1997.

    Cost of sales in fiscal 1999 increased by 34.4% to $30,257,000, from $22,513,000 in 1998. Lower volumes at the Company's domestic locations has led to lower capacity utilization and negatively impacted labor and overhead absorption. The Company has responded to declining U.S. volumes by announcing closures of plants in Portland, Oregon and Denver, Colorado. AMG's expansion in Ireland added fixed cost. Profit sharing in the Singapore strategic manufacturing venture also added significantly to cost of sales. The Company also experienced pricing pressures during the year. Cost of sales increased 4.9% in 1998 from 1997. AMG added manufacturing capacity with expansions in Ireland and a strategic manufacturing relationship with a company in Singapore. Lower volumes at the Company's domestic locations led to lower capacity utilization and negatively impacted labor and overhead absorption. The Company also experienced pricing pressures and larger than expected start-up costs on certain new products in the second half of the year.

    AMG's gross profit percentage was 13.1% in 1999, compared to 22.1% in 1998 and 25.7% in 1997.

    Selling, general and administrative expense increased in 1999 to $4,528,000, versus $4,027,000, excluding $608,000 of Ireland start-up expenses and a $158,000 write-off of a capitalized license. The increase is due primarily to the expansion of the U.S. sales force and as a result of the manufacturing expansion at the Company's subsidiary in Ireland. Selling, general and administrative expense increased 13% to $4,027,000 in 1998 due to the manufacturing expansion at the Company's subsidiary in Ireland.

    Interest expense in fiscal 1999 was $504,000 compared to $298,000 in fiscal 1998. The increase was due to a change in the discount factor used for deferred compensation, higher borrowing levels to support the Company's expansion in Ireland and Singapore and higher interest rates. In 1998 interest expense increased by $87,000 as a result of the Company's expansion in Ireland and Singapore.

    The Company has no income tax expense in fiscal 1999 due primarily to the 1999 net loss and an increase in the valuation allowance relative to deferred tax assets. The Company recorded a tax provision of $538,000 in fiscal 1998 due to foreign losses without tax benefit and an increase in the valuation allowance relative to deferred tax assets. This resulted in an effective tax rate of 35.7% in 1998.

    Net loss from continuing operations for fiscal 1999 was $874,000 compared to a net loss from continuing operations in 1998 of $704,000. Fiscal 1998 results included several non-recurring items including start-up costs incurred of approximately $608,000 related to the Company's Ireland facility, a write-off of $158,000 for license rights relative to technology which has been discontinued and an impairment charge of $909,000 on goodwill associated with the discontinuance of product sales relative to the purchase of certain assets of Wilshire Technologies Inc.'s OEM Medical Products Division in 1993. Exclusive of these items, fiscal 1998 net income from continuing operations would have been $971,000.

    Fiscal 1997 results included a one-time transaction relating to the sale of 50,000 shares of IT stock in January 1997. Excluding this one-time transaction the Company would have reported net income from continuing operations of $3.2 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's operating activities consumed $1,245,000 from operating activities in fiscal 1999, compared to cash generated of $749,000 and $2,740,000 in 1998 and 1997, respectively.

    Accounts receivable increased by approximately $2.1 million in 1999 as a result of shipments to Singapore, which is partially offset by increases to accounts payable and deferred income totaling $1.7 million. Inventory, primarily in raw materials, increased in 1999 as a direct result of the increase in sales volume. During the three-year period the Company experienced an increase in its concentration of credit risk as one customer, Hewlett Packard, accounted for 41% of revenue during fiscal 1999, compared to 39% in 1998 and 1997. The same customer accounted for 29% and 34% of accounts receivable at the end of 1999 and 1998, respectively.

    AMG invested $1,012,000 and $1,315,000 in capital equipment to start-up operations in Ireland and to support domestic product-line expansion, in 1999 and 1998, respectively. In 1997, the Company invested $794,000 in capital equipment to support increases in production volumes and upgrade computer systems throughout the Company. The Company currently has outstanding capital equipment commitments totaling $100,000.

    The Company had approximately $496,000 of cash and cash equivalents at November 30, 1999. The Company's operating credit line with its primary lenders has current availability, as of February 4, 2000, of $5,000,000 with $3,800,000 currently outstanding. AML has a commitment from an Irish lender to provide up to $800,000 for capital equipment expenditures. AML currently has $396,000 outstanding against this line. AML also has a commitment from an Irish bank to provide a $200,000 overdraft facility. Currently, there is no outstanding balance against this line. The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for investment, working capital requirements, capital expenditures and debt payments for the next twelve months.

    Prior to year end the Company entered in to a forbearance agreement with its bank after it violated several debt covenants during fiscal 1999. In February 2000, the Company also entered into a new asset-based credit agreement which will provide a borrowing base of $5,650,000.

BUSINESS OUTLOOK

    The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

    The Company currently has sufficient orders from OEMs to believe that sales growth will continue in fiscal 2000. Based on current projected order releases from major customers, the sales growth year-to-year is projected to be approximately 15% in fiscal 2000. Ireland is expected to show substantial growth in 2000, with more modest growth projected from the Singapore strategic manufacturing venture and U.S. operations.

    Gross profit and operating profit margins are expected to improve in 2000, primarily due to the Company's plant closures in the U.S. and growth in Ireland.

    Interest expense is expected to increase in fiscal 2000 due to anticipated higher average interest rates.

IMPACT OF YEAR 2000

    In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $35,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

j)  Delays in development of production equipment required for new products.

k)  Short-term fluctuations in margins due to yields and efficiencies.

l)  The effects of changes in foreign currencies.

m) Loss of executive management or other key employees.

n)  Changes in financing amount, availability or cost.

o)  The effects of changes in costs and availability of insurance coverage.

p)  The effects of changes in compensation or benefit plans.

q) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

r)  Adverse results in significant litigation matters.

    The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of said Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its product in the United States, Ireland and Singapore and sells the products in those markets as well. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's functional currency has been determined to be of the United States dollars since the parent company funds all the capital and start-up costs, ongoing capital expenditures as well as the operating losses of the foreign subsidiaries. In addition, the majority of the sales is also denominated in Unites States dollars. The Company maintained the books of its Singapore operations in the Unites States dollar and maintained the books of its Ireland operations in Irish pounds. Accordingly, the financial statements of the Irish subsidiary are remeasured to the United States dollars and the translation gains or losses are reflected in the Company's statement of operations. The Company believes its exposure to translation gains and losses with respect to its foreign operations in minimal due to the stability of the foreign markets in which the Company operates.

    The Company's interest expense is most sensitive to changes in interest rates relating primarily to the Company's current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt.

    The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates (dollars in thousands):

                                                                                                          FAIR
                                                                                                         VALUE
                                 2000       2001       2002       2003     2004 THEREAFTER    TOTAL     11/30/99
                               --------   --------   --------   --------   ---------------   --------   --------
LIABILITIES
Line of credit...............   $5,600                                                        $5,600     $5,600
Avg. interest rate...........  P+1.25

Term loan....................   $ 800      $ 800      $ 800                                   $2,400     $2,400
Avg. interest rate...........  LIBOR      LIBOR      LIBOR
                                +2.5       +2.5       +2.5

Conv. Debentures.............   $ 405      $ 405      $ 405       $405          $405          $2,025     $2,025
Avg. interest rate...........     7.5%       7.5%       7.5%       7.5%          7.5%

ITEM 8. FINANCIAL STATEMENTS.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Advanced Materials Group, Inc.

    We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended November 30, 1997 were audited by other auditors whose report dated January 14, 1998 expressed an unqualified opinion on those statements.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries at November 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the two years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Orange County, California
January 21, 2000, except for Note 15
as to which the date is February 23, 2000

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

Advanced Materials Group, Inc.

    We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of Advanced Materials Group, Inc. and its subsidiaries (the "Company") for the year ended November 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Advanced Materials Group, Inc. and its subsidiaries for the year ended November 30, 1997 in conformity with generally accepted accounting principles.

                                          CORBIN & WERTZ

Irvine, California
January 14, 1998

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
Net sales...................................................  $34,798,000   $28,916,000   $28,898,000
Cost of sales (including depreciation of $741,000, $618,000
  and $499,000 for the years ended November 30, 1999, 1998
  and 1997, respectively)...................................   30,257,000    22,513,000    21,460,000
                                                              -----------   -----------   -----------
Gross profit................................................    4,541,000     6,403,000     7,438,000
                                                              -----------   -----------   -----------
Operating expenses:
  Selling, general and administrative.......................    4,528,000     4,027,000     3,554,000
  Write-off of start-up costs...............................           --       608,000            --
  Write-off of capitalized license..........................           --       158,000            --
  Write-down of goodwill....................................           --       909,000            --
  Depreciation and amortization.............................      220,000       322,000       369,000
                                                              -----------   -----------   -----------
    Total operating expenses................................    4,748,000     6,024,000     3,923,000
Income (loss) from operations...............................     (207,000)      379,000     3,515,000
Other income (expense):
  Realized gain on sale of securities.......................           --            --       139,000
  Interest expense..........................................     (504,000)     (298,000)     (211,000)
  Foreign exchange loss.....................................       (5,000)      (44,000)           --
  Other, net................................................     (158,000)     (203,000)     (124,000)
                                                              -----------   -----------   -----------
    Total other income (expense)............................     (667,000)     (545,000)     (196,000)
Income (loss) from continuing operations before income
  taxes.....................................................     (874,000)     (166,000)    3,319,000
Income tax expense..........................................           --      (538,000)     (180,000)
                                                              -----------   -----------   -----------
Income (loss) from continuing operations....................     (874,000)     (704,000)    3,139,000
Discontinued operations:
  Loss from operations of Condor Utility Products, Inc. (net of
    income tax benefit of $0, $390,000 and $0 for the years
    ended
    November 30, 1999, 1998 and 1997, respectively).........           --    (1,405,000)     (223,000)
  Estimated loss on disposal of Condor Utility Products,
    Inc. (net of income tax benefit of $148,000)............           --      (222,000)           --
                                                              -----------   -----------   -----------
Net loss from discontinued operations.......................           --    (1,627,000)     (223,000)
                                                              -----------   -----------   -----------
Net income (loss)...........................................  $  (874,000)  $(2,331,000)  $ 2,916,000
                                                              ===========   ===========   ===========
Basic earnings (loss) per common share:
  Income (loss) from continuing operations..................  $     (0.10)  $     (0.08)  $      0.32
  Loss from discontinued operations.........................           --         (0.16)        (0.02)
  Estimated loss on disposal of Condor Utility Products,
    Inc.....................................................           --         (0.03)           --
                                                              -----------   -----------   -----------
    Net income (loss) per share.............................  $     (0.10)  $     (0.27)  $      0.30
                                                              ===========   ===========   ===========
Diluted earnings (loss) per common share:
  Income (loss) from continuing operations..................  $     (0.10)  $     (0.08)  $      0.29
  Loss from discontinued operations.........................           --         (0.16)        (0.02)
  Estimated loss on disposal of Condor Utility Products,
    Inc.....................................................           --         (0.03)           --
                                                              -----------   -----------   -----------
    Net income (loss) per share.............................  $     (0.10)  $     (0.27)  $      0.27
                                                              ===========   ===========   ===========
Basic weighted average common shares outstanding............    8,581,630     8,717,609     9,664,513
                                                              ===========   ===========   ===========
Diluted weighted average common shares outstanding..........    8,581,630     8,717,609    10,622,187
                                                              ===========   ===========   ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1999 AND 1998

                                                                 1999          1998
                                                              -----------   -----------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $   496,000   $   528,000
  Accounts receivable, net of allowance for doubtful
    accounts of $100,000 as of November 30, 1999 and 1998,
    respectively............................................    7,238,000     5,188,000
  Inventories, net of allowance for obsolescense of $166,000 and $77,000 as of November 30, 1999 and 1998,
    respectively............................................    3,857,000     2,543,000
  Income taxes receivable...................................      261,000       199,000
  Deferred income taxes.....................................      337,000       526,000
  Prepaid expenses and other................................      172,000       119,000
                                                              -----------   -----------
    Total current assets....................................   12,361,000     9,103,000
                                                              -----------   -----------
Property and equipment, net.................................    2,507,000     2,392,000
Goodwill, net of accumulated amortization of $441,000 and
  $377,000 as of November 30, 1999 and 1998, respectively...      514,000       578,000
Deferred income taxes.......................................      473,000       504,000
Other assets................................................      237,000       105,000
                                                              -----------   -----------
    Total assets............................................  $16,092,000   $12,682,000
                                                              ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,448,000   $ 2,887,000
  Income taxes payable......................................      308,000       137,000
  Accrued liabilities.......................................    1,807,000     1,763,000
  Deferred income...........................................      337,000       224,000
  Line of credit............................................    3,823,000     1,800,000
  Current portion of long-term obligations..................      282,000       237,000
                                                              -----------   -----------
    Total current liabilities...............................   11,005,000     7,048,000
                                                              -----------   -----------
  Term loan.................................................      396,000       150,000
  Convertible debentures....................................      405,000       405,000
  Deferred compensation, net of current portion of $203,000
    and $210,000 at November 30, 1999 and 1998,
    respectively............................................    1,056,000       931,000
  Capital lease obligations, net of current portion of
    $79,000 and $27,000 at November 30, 1999 and 1998,
    respectively............................................      243,000        31,000
                                                              -----------   -----------
    Total liabilities.......................................   13,105,000     8,565,000
                                                              -----------   -----------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock--$.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding............           --            --
  Common stock--$.001 par value; 25,000,000 shares
    authorized; 8,519,055 and 8,729,455 shares issued and
    outstanding at November 30, 1999 and 1998,
    respectively............................................        9,000         9,000
  Additional paid-in capital................................    6,987,000     7,243,000
  Accumulated deficit.......................................   (4,009,000)   (3,135,000)
                                                              -----------   -----------
    Total stockholders' equity..............................    2,987,000     4,117,000
                                                              -----------   -----------
    Total liabilities and stockholders' equity..............  $16,092,000   $12,682,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                    ACCUMULATED
                                 COMMON STOCK         ADDITONAL        OTHER                         TOTAL
                             ---------------------     PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                               SHARES      AMOUNT      CAPITAL     INCOME (LOSS)     DEFICIT        EQUITY          INCOME
                             ----------   --------   -----------   -------------   -----------   -------------   -------------
Balances, November 30,
  1996.....................  10,458,742   $10,000    $10,192,000      $ 88,000     $(3,720,000)   $6,570,000      $       --
Net income.................          --        --             --            --       2,916,000     2,916,000       2,916,000
Expense recorded in
  connection with stock
  issued...................      16,877        --         12,000            --              --        12,000              --
Stock options exercised....      95,000     1,000        135,000            --              --       136,000              --
Stock issued as a result of
  conversion of debt, at
  $3.59 or $4.37 per
  share....................      34,186        --        130,000            --              --       130,000              --
Common stock repurchased by
  the Company and
  retired..................  (2,000,000)   (2,000)    (3,498,000)           --              --    (3,500,000)             --
Consulting expense recorded
  as a result of options
  granted to a
  non-employee.............          --        --        160,000            --              --       160,000              --
Reclassification adjustment
  for realized gain on
  available-for-sale
  securities included in
  net income...............          --        --             --       (88,000)             --       (88,000)        (88,000)
Comprehensive income.......          --        --             --            --              --            --       2,828,000
                             ----------   -------    -----------      --------     -----------    ----------      ----------
Balances, November 30,
  1997.....................   8,604,805     9,000      7,131,000            --        (804,000)    6,336,000              --
Net loss...................          --        --             --            --      (2,331,000)   (2,331,000)             --
Stock options exercised....     154,250        --        151,000            --              --       151,000              --
Common stock repurchased by
  the Company and
  retired..................     (29,600)       --        (39,000)           --              --       (39,000)             --
                             ----------   -------    -----------      --------     -----------    ----------      ----------
Balances, November 30,
  1998.....................   8,729,455     9,000      7,243,000            --      (3,135,000)    4,117,000              --
Net loss...................          --        --             --            --        (874,000)     (874,000)             --
Stock options exercised....      15,000        --         10,000            --              --        10,000              --
Common stock repurchased by
  the Company and
  retired..................    (225,400)       --       (266,000)           --              --      (266,000)             --
                             ----------   -------    -----------      --------     -----------    ----------      ----------
Balances, November 30,
  1999.....................   8,519,055   $ 9,000    $ 6,987,000      $     --     $(4,009,000)   $2,987,000      $       --
                             ==========   =======    ===========      ========     ===========    ==========      ==========

          See accompanying notes to consolidated financial statements.

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Cash flows from operating activities:
  Net income (loss)....................................  $  (874,000)  $(2,331,000)  $ 2,916,000
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation.......................................      897,000       951,000       729,000
    Amortization.......................................       64,000       415,000       313,000
    Write-off of capitalized license...................           --       158,000            --
    Provision for bad debt.............................           --        (2,000)        2,000
    Provision for obsolete inventory...................       89,000      (113,000)       98,000
    Write-down of goodwill.............................           --     1,523,000            --
    Deferred income taxes..............................      220,000      (619,000)     (377,000)
    Interest and other on deferred compensation........      170,000       138,000      (137,000)
    Loss on disposal of fixed assets...................           --         5,000         7,000
    Expense recorded in connection with stock issued...           --            --        12,000
    Consulting expense recorded as a result of options
      granted to a non-employee........................           --            --       160,000
    Gain on sale of available-for-sale securities......           --            --      (139,000)
    Write-off of note receivable from affiliate........           --        50,000            --
    Discontinued operations (Note 12)..................      (71,000)      975,000            --
    Changes in operating assets and liabilities:
      Accounts receivable--trade.......................   (2,050,000)   (1,464,000)     (990,000)
      Income taxes receivable..........................      (62,000)     (199,000)       20,000
      Inventories......................................   (1,403,000)       36,000      (454,000)
      Prepaid expenses and other.......................      (53,000)       11,000        60,000
      Other assets.....................................     (132,000)       22,000       (51,000)
      Accounts payable and accrued liabilities.........    1,676,000     1,071,000       386,000
      Deferred income..................................      113,000       224,000            --
      Income taxes payable.............................      171,000      (102,000)      185,000
                                                         -----------   -----------   -----------
  Net cash (used in) provided by operating
    activities.........................................   (1,245,000)      749,000     2,740,000
                                                         -----------   -----------   -----------
Cash flows from investing activities:
    Purchases of property and equipment................   (1,012,000)   (1,315,000)     (794,000)
    Proceeds from sale of available-for-sale
      securities.......................................           --            --       163,000
                                                         -----------   -----------   -----------
  Net cash used in investing activities................  $(1,012,000)  $(1,315,000)  $  (631,000)
                                                         -----------   -----------   -----------

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                            1999          1998          1997
                                                         -----------   -----------   -----------
Cash flows from financing activities:
    Exercise of common stock options...................  $    10,000   $   151,000   $   136,000
    Purchase and retirement of common stock............     (266,000)      (39,000)   (3,500,000)
    Net borrowings under line of credit................    2,023,000       625,000       136,000
    Borrowings under term loan.........................      246,000       150,000            --
    Proceeds received from capitalized financing.......      323,000        55,000            --
    Payments on debt...................................           --            --      (988,000)
    Payments on capital lease obligations..............      (30,000)      (31,000)      (79,000)
    Payments on deferred compensation..................      (59,000)     (123,000)     (141,000)
    Payments on capitalized financing..................      (22,000)       (6,000)           --
                                                         -----------   -----------   -----------
  Net cash provided by (used in) financing
    activities.........................................    2,225,000       782,000    (4,436,000)
                                                         -----------   -----------   -----------
  Net change in cash and cash equivalents..............      (32,000)      216,000    (2,327,000)
  Cash and cash equivalents, beginning of year.........      528,000       312,000     2,639,000
                                                         -----------   -----------   -----------
  Cash and cash equivalents, end of year...............  $   496,000   $   528,000   $   312,000
                                                         ===========   ===========   ===========

  Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest...........................................  $   377,000   $   222,000   $   312,000
                                                         ===========   ===========   ===========

    Income taxes.......................................  $        --   $   924,000   $   352,000
                                                         ===========   ===========   ===========

Supplemental schedule of non-cash investing and financing activities:

    During the year ended November 30, 1999, the Company acquired approximately $323,000 of property and equipment through capitalized financing agreements.

    During the year ended November 30, 1998, the Company acquired approximately $55,000 of property and equipment through capitalized financing agreements.

    During the year ended November 30, 1997, the Company issued common stock in connection with the conversion of certain Convertible debt totaling $130,000.

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                                  DEDUCTIONS
                                                                          UNCOLLECTIBLE
                                                                            ACCOUNTS
                                               BALANCE AT    ADDITIONS    WRITTEN OFF,                 BALANCE AT
                                              BEGINNING OF   CHARGES TO      NET OF       INVENTORY      END OF
                                                 PERIOD       EXPENSES     RECOVERIES     WRITEN OFF     PERIOD
                                              ------------   ----------   -------------   ----------   ----------
Year Ended November 30, 1997
  Allowance for doubtful accounts...........    $ 98,000     $   2,000       $    --       $     --     $100,000
  Allowance for obsolete, discontinue
    inventory...............................      92,000        98,000            --         24,000      166,000
                                                --------     ---------       -------       --------     --------
      Total.................................    $190,000     $ 100,000       $    --       $ 24,000     $266,000
                                                --------     ---------       -------       --------     --------
Year Ended November 30, 1998
  Allowance for doubtful accounts...........    $100,000     $  (2,000)      $(2,000)            --     $100,000
  Allowance for obsolete, discontinue
    inventory...............................     166,000      (113,000)           --        (24,000)      77,000
                                                --------     ---------       -------       --------     --------
      Total.................................    $266,000     $(115,000)      $(2,000)      $(24,000)    $177,000
                                                --------     ---------       -------       --------     --------
Year Ended November 30, 1999
  Allowance for doubtful accounts...........    $100,000     $      --       $    --       $     --     $100,000
  Allowance for obsolete, discontinue
    inventory...............................      77,000        89,000            --             --      166,000
                                                --------     ---------       -------       --------     --------
      Total.................................    $177,000     $  89,000       $    --       $     --     $266,000
                                                --------     ---------       -------       --------     --------

                         ADVANCED MATERIALS GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    Advanced Materials Group, Inc. and its subsidiaries ("AMG" or the "Company") engage in the conversion of specialty materials, including foams, films and adhesive composites into components and finished products for the computer peripheral, medical, automotive, aerospace and consumer products markets. The Company has manufacturing facilities throughout the United States and Ireland, as well as a strategic manufacturing alliance in Singapore. During 1998 the Company discontinued the operations of its Condor Utility Products, Inc. subsidiary. See Note 12, Discontinued Operations.

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company's Ireland subsidiary, Advanced Materials Ltd., operates under a fiscal year ending October 31. There were no intervening events from October 31, 1999 to November 30, 1999 that would materially affect the consolidated financial statements for the year ended November 30, 1999.

Reclassifications

    Certain fiscal 1998 and 1997 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 1999 presentation.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates in the near term.

Cash and Cash Equivalents

    The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 1999 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

    The carrying amounts of financial instruments including cash equivalents, accounts receivable and accounts payable approximated fair value at November 30, 1999 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 1999 due to the Company's ability to obtain financing at similar interest rates from other lenders.

Inventories

    Inventories consist of raw materials, work-in-progress and finished goods and are stated at the lower of cost (first-in, first-out basis) or market.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation expense was approximately $897,000, $951,000 and $729,000 for the years ended November 30, 1999, 1998 and 1997, respectively, of which $741,000, $618,000 and
$499,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

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

    Additionally, approximately $614,000 of goodwill related to the Condor facility was written-off in 1998 as part of the discontinuation of the operations of Condor Utility Products, Inc. See Note 12, Discontinued Operations.

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

    There were no impairment charges for the years ended November 30, 1999 and 1997.

Revenue Recognition

    The Company recognizes revenue upon shipment of product.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Advertising Costs

    Advertising costs are expensed as incurred. Advertising costs were approximately $23,000, $33,000, and $44,000 for the years ended November 30, 1999, 1998 and 1997, respectively and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

CASH AND CASH EQUIVALENTS

    At November 30, 1999 and 1998 the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

ACCOUNTS RECEIVABLE

    The Company generally sells its products pursuant to customer orders. The Company extends credit to customers and performs periodic credit evaluations of such customers. The Company periodically evaluates its accounts receivable for collectibility and provides a reserve for losses resulting therefrom.

CUSTOMERS

    Hewlett Packard accounted for 41% and 39% of the consolidated revenues for the years ended November 30, 1999 and 1998, respectively. Hewlett Packard and Ethicon Endo-Surgery accounted for 39% and 10%, respectively, of the consolidated revenues for the year ended November 30, 1997. Hewlett Packard accounted for 29% and 34% of the consolidated accounts receivable as of November 30, 1999 and 1998, respectively. While the Company has acquired new customers as well as orders for new products from existing customers, the loss of one or more of its largest customers or a decline in the economic prospects of such customers could have a material adverse effect on the Company's business.

SUPPLIERS

    Foamex accounted for 62% of the consolidated purchases for the year ended November 30, 1999. Foamex and Voltek accounted for 60% and 11%, respectively, of the consolidated purchases for the year ended November 30, 1998. Foamex and Voltek accounted for 54% and 16% of the consolidated purchases for the year ended November 30, 1997. Foamex accounted for 19% of the consolidated accounts payable at November 30, 1999. Foamex and Voltek accounted for 27% and 15%, respectively, of the consolidated accounts payable at November 30, 1998. Management believes that the loss of any of its major suppliers would not have a material adverse effect on the Company's operations long-term, due to the availability of other suppliers. However, the loss of a major supplier could have a material adverse effect on operations in the short-term (estimated by management to be less than three months).

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Risks and Uncertainties

LICENSES AND PROPRIETARY RIGHTS

    The Company has secured a patent on a manufacturing process for fabricating plastic foam sheet material with compound radius. The patent number is 5,939,009 and the date of patent is August 17, 1999. The Company relies on proprietary know-how, exclusive distribution agreements, and employs various methods to protect its processes, including employment contracts with key personnel. There can be no assurance that others will not independently develop similar processes.

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

Foreign Currency Transactions

    The functional currency of foreign subsidiaries is considered to be the United States dollar. Foreign translation gains and losses from remeasurement are included in the consolidated statements of operations. Foreign exchange loss for the years ended November 30, 1999 and 1998 was approximately $5,000 and $44,000, respectively.

Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "ACCOUNTING FOR INCOME TAXES"
("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts which are more likely than not to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-based Compensation

    The Company accounts for stock option grants in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". The Company adopted the disclosure requirements of Statement of

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", ("SFAS 123"), which require the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

Accounting for Start-up Costs

    Expenditures directly related to and incurred during the start-up phase of the Company's foreign manufacturing facility were expensed in the period incurred. Such costs amounted to approximately $608,000 for the year ended November 30, 1998.

Earnings per Share

    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "EARNINGS PER SHARE" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants, and convertible debentures have been excluded for the years ended November 30, 1999 and 1998 as their effect would be antidilutive.

    Basic and Diluted net income per share computed in accordance with SFAS 128 for the years ended November 30 are as follows:

                                             1999         1998          1997
                                           ---------   -----------   ----------
BASIC EPS:
Net income (loss)........................  $(874,000)  $(2,331,000)  $2,916,000
Denominator: Weighted average common
  shares outstanding.....................  8,581,630     8,717,609    9,664,513
                                           ---------   -----------   ----------
Net income (loss) per share--basic.......  $   (0.10)  $     (0.27)  $     0.30
                                           =========   ===========   ==========

DILUTED EPS:
Net income (loss)........................  $(874,000)  $(2,331,000)  $2,916,000
Denominator: Weighted average common
  shares outstanding.....................  8,581,630     8,717,609    9,664,513
  Common equivalent shares outstanding
    (options and warrants)...............     --           --         1,835,272
  Hypothetical shares repurchased at
    average market price with proceeds of
    exercise.............................     --           --          (877,598)
                                           ---------   -----------   ----------
Total shares.............................  8,581,630     8,717,609   10,622,187
                                           ---------   -----------   ----------
Net income (loss) per share--diluted.....  $   (0.10)  $     (0.27)  $     0.27
                                           =========   ===========   ==========

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Comprehensive Income

    Effective December 1, 1998, the Company adopted Statement No. 130,
("SFAS 130"), "REPORTING COMPREHENSIVE INCOME". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose consolidated financial statements. The adoption of SFAS 130 had no impact upon the Company's net loss. SFAS 130 requires that the unrealized gains (losses) on available-for-sale securities be included in other comprehensive income (loss) which is reflected on the consolidated statements of stockholders' equity.

Segment Disclosure

    Effective December 1, 1998, the Company adopted Statement No. 131,
("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. The adoption of SFAS 131 did not affect the results of operations or financial position of the Company.

NOTE 2--SALE OF SECURITIES

    During 1997, the Company sold 50,000 shares of Innovative
Technologies, Inc. resulting in a net realized gain of $139,000 which is included in the accompanying consolidated statements of operations.

NOTE 3--INVENTORIES

    Inventories consist of the following at November 30:

                                                          1999         1998
                                                       ----------   ----------
Raw materials........................................  $2,700,000   $2,042,000
Work-in-progress.....................................     624,000      313,000
Finished goods.......................................     699,000      265,000
                                                       ----------   ----------
                                                        4,023,000    2,620,000
Less allowance for obsolete inventory................    (166,000)     (77,000)
                                                       ----------   ----------
                                                       $3,857,000   $2,543,000
                                                       ==========   ==========

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 4--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at November 30:

                                                                           USEFUL
                                                   1999         1998        LIFE
                                                ----------   ----------   --------
Machinery and equipment.......................  $4,150,000   $3,657,000       7
Furniture and fixtures........................     956,000      995,000       5
Transportation equipment......................     203,000      204,000       5
Leasehold improvements........................     410,000      328,000       5
Construction in progress......................     364,000      110,000
                                                ----------   ----------
                                                 6,083,000    5,294,000
Less accumulated depreciation and
  amortization................................  (3,576,000)  (2,902,000)
                                                ----------   ----------
                                                $2,507,000   $2,392,000
                                                ==========   ==========

    Property and equipment, net at November 30, 1999 and 1998 includes the net book value of property and equipment relating to the discontinued operations of $308,000 and $304,000, respectively (Note 13).

NOTE 5--LINE OF CREDIT

    The line of credit consists of the following at November 30:

                                                          1999         1998
                                                       ----------   ----------
Revolving line of credit agreement with a bank which
  provides for borrowings up to $4,000,000, as
  defined. The line bears interest at prime plus
  1.0.% (9.5% at November 30, 1999). The line of
  credit is secured by substantially all of the
  assets of the Company and expires March 1, 2000....  $3,823,000   $1,800,000

    The line of credit agreement requires the Company to maintain certain restrictions and financial covenants including maintenance of working capital and tangible net worth ratios. The Company's financial results for fiscal year ended November 30, 1999 created certain defaults under the amended credit agreement. The current lender granted forbearance on the defaults. As a condition of granting forbearance, the Company and lender agreed to a reduction in the Company's credit facility from $5,000,000 to $4,000,000 and an increase in the interest rate to prime +1%. The Company was also in violation of certain financial covenants in fiscal 1998 and had obtained a waiver from the bank through the period ended November 30, 1998. The Company subsequently entered into a new asset based line of credit in the amount of $5,650,000 (Note 15).

    Interest expense related to lines of credit totaled approximately $267,000, $179,000 and $152,000 for the years ended November 30, 1999, 1998 and 1997, respectively.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 6--TERM LOAN

    Advanced Materials Limited, the Company's Ireland subsidiary, is party to a term loan agreement with a bank which provides for borrowings up to 592,000 Irish Pounds (approximately $786,000 and $869,000 at November 30, 1999 and 1998, respectively), as defined, and bears interest at 2.5% over 3 month LIBOR (8.0% and 7.77% at November 30, 1999 and 1998, respectively). The loan facility is secured by substantially all of the plant and equipment acquired by Advanced Materials Limited and is additionally guaranteed by Advanced Materials
Group, Inc. for an amount of $800,000 plus accrued interest thereon. The loan facility expires in October, 2002, at such time the Company intends to repay any outstanding balance thereon. Interest expense related to the term loan was approximately $32,000 for the year ended November 30, 1999. Interest expense related to the term loan was insignificant for the year ended November 30, 1998.

NOTE 7--CONVERTIBLE DEBENTURES

    The Company had outstanding covertible debentures totaling $405,000 at November 30, 1999 and November 30, 1998, respectively. The debentures bear interest at 7.5% per annum, with interest payable quarterly in arrears. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date prior to the effective date of the original offering (convertible at prices ranging from $3.59 to $4.37 per share). The debentures mature in March 2004. The debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company's stock trades at a price equal to 150% of the closing bid price of its common stock on the date prior to the effective date of the original offering for 10 consecutive trading days, the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

    Interest expense related thereto totaled approximately $31,000, $31,000 and $39,000 for the years ended November 30, 1999, 1998 and 1997, respectively.

NOTE 8--DEFERRED COMPENSATION

    The Company is obligated to: (i) make monthly payments beginning
December 1996, of $5,500 (reduced to $3,500 in December 2006) and provide life insurance to a former employee who is currently a stockholder of the Company and
(ii) make monthly payments beginning December 1995, of $3,500 to a former employee.

    These obligations are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of-living adjustments based on the Consumer Price Index (CPI), estimated by management at 3% per annum, and are due until the later of the death of the obligees or their spouses. These obligations have been discounted at November 30, 1999.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 8--DEFERRED COMPENSATION (CONTINUED)
    The present value of the estimated future non-contingent payments under the above-mentioned agreements is approximately $1,259,000, net of a discount of approximately $3,128,000. Estimated future payments are due as follows:

YEARS ENDING
NOVEMBER 30,
------------
2000........................................................  $  151,000
2001........................................................     155,000
2002........................................................     159,000
2003........................................................     163,000
2004........................................................     149,000
Thereafter..................................................   3,610,000
                                                              ----------
                                                               4,387,000
Amount representing interest................................   3,128,000
                                                              ----------
                                                              $1,259,000
                                                              ==========

NOTE 9--COMMITMENTS AND CONTINGENCIES

Leases

    The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases which expire at various dates through November 2003. The Company and its subsidiaries also lease certain machinery and equipment under capital lease obligations which expire in 2004.

    Approximate future minimum operating and capital lease obligations at November 30, 1999 are as follows:

                                                        OPERATING    CAPITAL
                                                          LEASES      LEASES
                                                        ----------   --------
2000..................................................  $  885,000   $100,000
2001..................................................     525,000     93,000
2002..................................................     299,000     84,000
2003..................................................      59,000     81,000
2004..................................................          --     54,000
                                                        ----------   --------
Total minimum lease obligations.......................  $1,768,000    412,000
                                                        ==========
Amount representing interest..........................                 90,000
                                                                     --------
Present value of lease payments.......................                322,000
Current portion.......................................                 79,000
                                                                     --------
Long-term portion.....................................               $243,000
                                                                     ========

    Rent expense for the years ended November 30, 1999, 1998 and 1997 was $774,000, $667,000 and $592,000, respectively.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 1999, 1998 and 1997.

Employment Contracts

    On September 1, 1996, the Company purchased substantially all the assets and assumed all the liabilities of Gasket and Molded Products, Inc. ("GMP"), a Colorado corporation. In connection with the acquisition of GMP, the Company entered into a five year employment contract with one of the prior stockholders of GMP, which expires August 2001. Under terms of the agreement, the Company is to pay $66,000 per annum plus a $630 per month auto allowance. The agreement also specifies incentive bonuses equal to 1% of net sales and 7.5% of operating profits, as defined, for each of the first two years and for the last three years of the employment term, respectively. During 1999, 1998 and 1997 such stockholder was paid an insignificant amount in stock and cash pursuant to this agreement in connection with incentive bonuses.

    The Company has entered into three employment contracts with officers, which expire through June 2004. Under terms of the agreements, the Company is to pay base salaries ranging from $137,000 to $235,000 per year.

    Approximate minimum future obligations under employment contracts are as follows as of November 30, 1999:

YEARS ENDING
NOVEMBER 30,
------------
2000........................................................  $  369,000
2001........................................................     235,000
2002........................................................     235,000
2003........................................................     235,000
2004........................................................     137,000
                                                              ----------
                                                              $1,211,000
                                                              ==========

Purchase Commitment

    At November 30, 1999 the Company has outstanding capital equipment purchase commitments totaling $100,000.

Litigation

    In October 1996, the Company, and Wilshire Technologies, Inc. ("WTI"), were notified that they had been named in a bodily injury lawsuit pending in the 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AM supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which had allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as:
(1) Advanced Materials ("AM") was not incorporated at the time of such implants;
(2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such "wipers"; and, (4) there exists two indemnification agreements that provide protection to

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 9--COMMITMENTS AND CONTINGENCIES (CONTINUED) the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, have a marked adverse effect on the Company's financial condition.

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

    On July 19, 1999 the Company filed a complaint for declaratory relief against Vern Auten and Shirley Auten, individually and doing business as Aglo Plastics Co, in United States District Court, Southern District of California. The relief sought by the Company is a declaration by the Court that Advanced Materials Group, Inc., the parent company of Condor Utility Products, Inc., has no obligation to pay the Condor Judgment. The ultimate outcome of this litigation cannot presently be determined. In October 1999, the Company was notified that it and its Condor subsidiary had been named in a lawsuit in the United States District Court, Central District of California. Such suit alleges that the Company and its Condor subsidiary and several other parties also named in the suit maliciously prosecuted Vern and Shirley Auten. The suit seeks unspecified damages. The ultimate outcome of this litigation cannot presently be determined.

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

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 10-- STOCKHOLDERS' EQUITY

Common Stock

    During 1999 the Company repurchased 225,400 shares of its common stock at prices ranging from $1.00 to $1.49, for an aggregate price of approximately $266,000. These shares were subsequently retired.

    During 1998 the Company repurchased 29,600 shares of its common stock at prices ranging from $1.04 to $1.38, for an aggregate purchase price of approximately $39,000. These shares were subsequently retired.

    During 1997 the Company repurchased 2,000,000 shares of its common stock for cash of $1.75 per share for an aggregate purchase price of $3.5 million. These shares were subsequently retired.

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

    During the year ended November 30, 1997, the Company issued options, pursuant to the 1993 Plan, to purchase 95,217 shares of the Company's common stock at exercise prices ranging from $0.41 to $1.78 per share. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

1997 STOCK OPTION PLAN

    On May 4, 1997, the 1997 Stock Option Plan ("1997 Plan") was adopted, effective January 1, 1997, and approved by the Board of Directors of the Company. The 1997 Plan authorized the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company. The 1997 Plan was terminated on August 25, 1997.

    The 1997 Plan provided for the grant by the Company of options to purchase shares of the Company's common stock to employees, consultants, officers and directors of the Company. Options granted under

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 10-- STOCKHOLDERS' EQUITY (CONTINUED) the 1997 Plan could only be "non-qualified stock options". No "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, could be granted.

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

    During 1999, the Company issued non-qualifying options to its directors to purchase 70,000 shares of the Company's common stock under the 1998 plan, at an exercise price periods up to four years and expiring through January 2004. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

OTHER STOCK OPTIONS

    On March 31, 1997, the Company extended the terms of 140,000 options to expire March 31, 2007. These options were issued outside of the aforementioned 1993, 1997 and 1998 Plans and were originally due to expire in June of 1998. Pursuant to the provisions of SFAS 123, the fair value for the incremental benefit received by the option holder was estimated at the date of extension using the Black Scholes option pricing model. Compensation expense, related to the fair value of such options, of approximately $100,000

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 10-- STOCKHOLDERS' EQUITY (CONTINUED) was recorded in connection therewith and is included in other expense in the accompanying 1997 consolidated statement of operations.

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

    The following table summarizes the options granted and outstanding as of November 30, 1999:

                                                                           WEIGHTED
                                              NUMBER OF SHARES             AVERAGE
                                    ------------------------------------   EXERCISE
                                    EMPLOYEE    NON-EMPLOYEE     TOTAL      PRICE
                                    ---------   ------------   ---------   --------
Outstanding, November 30, 1996....  1,002,000     260,000      1,262,000    $0.99
Granted...........................    332,000      50,000        382,000     1.28
Exercised.........................    (45,000)    (50,000)       (95,000)    1.42
Canceled..........................    (15,000)         --        (15,000)    1.00
                                    ---------     -------      ---------
Outstanding, November 30, 1997....  1,274,000     260,000      1,534,000     1.08
Granted...........................    416,000          --        416,000     3.70
Exercised.........................    (84,000)    (70,000)      (154,000)    0.98
Canceled..........................     (1,000)         --         (1,000)    1.00
                                    ---------     -------      ---------
Outstanding, November 30, 1998....  1,605,000     190,000      1,795,000     1.59
Granted...........................         --      70,000         70,000     1.19
Exercised.........................    (15,000)         --        (15,000)    0.69
Canceled..........................    (74,000)         --        (74,000)    2.48
                                    ---------     -------      ---------
Outstanding, November 30, 1999....  1,516,000     260,000      1,776,000    $1.63
                                    =========     =======      =========

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 10-- STOCKHOLDERS' EQUITY (CONTINUED)
    The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 1999.

EXERCISE                NUMBER OF OPTIONS                     WEIGHTED AVERAGE
 PRICE           OUTSTANDING         EXERCISABLE         CONTRACTUAL LIFE REMAINING
--------         -----------         -----------         --------------------------
4.00..              150,000              50,000          7.0 years
3.69..               70,000              70,000          3.1
3.44..               20,000              20,000          4.0
3.38..               75,000              25,000          8.2
2.84..                1,000               1,000          7.8
2.22..               10,000              10,000          2.6
2.06..               10,000              10,000          2.5
1.97..               10,000              10,000          2.5
1.75..              122,000              32,000          8.1
1.65..               10,000              10,000          7.3
1.59..                3,000               3,000          8.7
1.50..              190,000             190,000          7.3
1.28..              175,000             175,000          7.1
1.27..               10,000              10,000          1.5
1.23..               10,000              10,000          1.5
1.19..               70,000                   0          4.1
1.00..              355,000             355,000          6.8
0.91..               10,000              10,000          2.6
0.78..              125,000             125,000          6.4
0.69..              110,000             110,000          5.9
0.59..               10,000              10,000          0.2
0.52..               10,000              10,000          0.6
0.44..               10,000              10,000          0.5
0.43..               10,000              10,000          0.5
0.30..              200,000             200,000          3.1
                  ---------           ---------
                  1,776,000           1,466,000
                  =========           =========

SFAS 123 Pro forma Information

    Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 10-- STOCKHOLDERS' EQUITY (CONTINUED)
Scholes option pricing model with the following assumptions for the years ended November 30, 1999, 1998 and 1997:

                                                      YEARS ENDING NOVEMBER 30:
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
Interest rate.....................................    5.50%      5.50%        6.50%
Dividend yield....................................    0.00%      0.00%        0.00%
Expected life of options (years)..................       5          5     5 and 10
Volatility factor.................................   73.00%     73.00%      100.00%

    For purposes of pro forma disclosures, the estimated fair value of the options granted after December 15, 1995, is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income
(loss) per share had compensation costs for the Company's stock option plans been determined based on the fair value method at the date of grant consistent with the provisions of SFAS 123, for the years ended November 30:

                                             1999          1998          1997
                                          -----------   -----------   ----------
Net income (loss), as reported..........  $  (874,000)  $(1,247,000)  $2,916,000
                                          ===========   ===========   ==========

Net income (loss), pro forma............  $(1,247,000)  $(2,755,000)  $2,102,000
                                          ===========   ===========   ==========

Earnings (loss) per share, as reported
  Basic.................................  $     (0.10)  $     (0.27)  $     0.30
                                          ===========   ===========   ==========
  Diluted...............................  $     (0.10)  $     (0.27)  $     0.27
                                          ===========   ===========   ==========

Earnings (loss) per share, pro forma
  Basic.................................  $     (0.15)  $     (0.32)  $     0.22
                                          ===========   ===========   ==========
  Diluted...............................  $     (0.15)  $     (0.32)  $     0.20
                                          ===========   ===========   ==========

Warrants

    On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder, the lender/stockholder was granted a warrant to purchase 60,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $0.75 per share.

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 11-- INCOME TAXES

    Income tax expense (benefit) from continuing operations are as follows:

                                                  YEARS ENDED NOVEMBER 30:
                                               -------------------------------
                                                 1999        1998       1997
                                               ---------   --------   --------
Current:
  Federal....................................  $(220,000)  $427,000   $285,000
  State......................................         --     78,000    272,000
                                               ---------   --------   --------
                                                (220,000)   505,000    557,000

Deferred:
  Federal....................................    220,000     66,000   (403,000)
  State......................................         --    (33,000)    26,000
                                               ---------   --------   --------
                                                 220,000     33,000   (377,000)
                                               ---------   --------   --------
Total income tax provision...................  $      --   $538,000   $180,000
                                               =========   ========   ========

    The components of deferred tax assets and liabilities at November 30 are as follows:

                                                         1999          1998
                                                      -----------   ----------
Deferred tax assets:
  Tax over book depreciation........................  $    48,000   $       --
  Accounts receivable...............................       43,000       43,000
  Inventory.........................................      139,000       92,000
  Accrued expenses..................................      746,000      801,000
  State taxes.......................................           --           --
  Goodwill and other intangible assets..............    1,022,000      969,000
  Other.............................................       54,000       85,000
                                                      -----------   ----------
    Total deferred tax assets.......................    2,052,000    1,990,000
    Less valuation allowance for deferred tax
      assets........................................   (1,186,000)    (902,000)
                                                      -----------   ----------
Deferred tax assets.................................      866,000    1,088,000
Deferred tax liabilities:
  Tax over book depreciation........................           --       44,000
  State taxes.......................................       56,000       14,000
                                                      -----------   ----------
    Total deferred tax liabilities..................       56,000       58,000
                                                      -----------   ----------
Net deferred tax assets.............................  $   810,000   $1,030,000
                                                      ===========   ==========

    At November 30, 1999 the Company had a valuation allowance of $1,186,000 to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 11-- INCOME TAXES (CONTINUED)
realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

    United States and foreign income (loss) from continuing operations before income taxes are as follows:

                                                  YEARS ENDED NOVEMBER 30:
                                             ----------------------------------
                                               1999        1998         1997
                                             ---------   ---------   ----------
Pretax income (loss)
  Domestic.................................  $(714,000)  $ 517,000   $3,139,000
  Foreign..................................   (160,000)   (683,000)          --
                                             ---------   ---------   ----------
  Total....................................  $(874,000)  $(166,000)  $3,139,000
                                             =========   =========   ==========

    The reconciliation of the income tax provision (benefit) for continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                  YEARS ENDED NOVEMBER 30:
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   --------   ----------
Income tax (benefit) at statutory rates.....  $(297,000)  $(56,000)  $1,128,000
Change in federal valuation allowance.......    284,000    326,000   (1,085,000)
Foreign losses recorded without tax
  benefit...................................     54,000    232,000           --
Foreign Sales Corporation benefit...........    (33,000)        --           --
State and local income taxes, net of federal
  income tax benefit........................      1,000     30,000      137,000
Other.......................................     (9,000)     6,000           --
                                              ---------   --------   ----------
Total.......................................  $      --   $538,000   $  180,000
                                              =========   ========   ==========

NOTE 12--DISCONTINUED OPERATIONS

    In November 1998 the Company discontinued the operations of its subsidiary, Condor Utility Products, Inc. In connection with the closure, the Company incurred a charge in fiscal 1998 of $1,627,000, net of $538,000 relative to income taxes. Net sales of Condor Utility Products, Inc. for the year ended November 30, 1998 and 1997 were $954,000 and $1,144,000, respectively. Net assets of the discontinued operations at November 30, 1998 were as follows:

Accounts receivable, net....................................  $   280,000
Property, plant and equipment...............................      304,000
Accounts payable............................................     (132,000)
Accrued liabilities.........................................   (1,200,000)
                                                              -----------
                                                              $  (748,000)
                                                              ===========

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 12--DISCONTINUED OPERATIONS (CONTINUED)
    At November 30, 1999 property, plant and equipment includes $308,000 relative to discontinued operations and $986,000 is included in accrued liabilities for discontinued operations.

NOTE 13--EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The plan requires the Company to make a matching contribution of 33% of the first 6% of the voluntary employee contribution. The Company may also contribute an additional amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $51,000, $46,000 and $38,000 for the years ended November 30, 1999, 1998 and 1997, respectively.

NOTE 14--SEGMENT REPORTING

    The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the years ended November 30, 1999, 1998 and 1997:

    REVENUE:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
1999..................................     $23,076,000       $ 8,409,000    $3,313,000    $34,798,000
1998..................................      26,458,000         2,035,000       423,000     28,916,000
1997..................................      28,898,000                --            --     28,898,000

    NET INCOME (LOSS):

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
1999..................................     $(1,815,000)      $ 1,141,000     $(200,000)   $   (874,000)
1998..................................      (2,038,000)          428,000      (721,000)     (2,331,000)
1997..................................       2,916,000                --            --       2,916,000

    ASSETS

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
1999..................................     $  9,953,000       $3,655,000    $2,484,000    $16,092,000
1998..................................        8,657,000        2,920,000     1,105,000     12,682,000

                         ADVANCED MATERIALS GROUP, INC.

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

NOTE 15--SUBSEQUENT EVENT

LINE OF CREDIT

    On February 24, 2000 the Company agreed to enter into a new line of credit (the "Line") with its bank. Such Line allows for borrowings up to $5,650,000, as defined, and bears initial interest of prime plus 1.25%, as defined. The Line matures February 22, 2003 and replaces the Company's existing line of credit (see Note 5). The Company is required to maintain certain financial ratios and pay certain fees, as defined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information for Part III, items 10, 11, 12 and 13 are hereby incorporated by reference to the Company's Proxy Statement for a meeting to be held on April 4, 2000, which will be filed with the Commission within (120) one hundred twenty days of the close of the fiscal year pursuant to Regulation 14A.

ITEM 14. EXHIBIT AND REPORTS ON FORM 8-K.

    (a) List of Exhibits:

         NO.                                      EXHIBITS
         ---                                      --------
     2.1                Agreement and Plan of Reorganization dated April 21, 1993
                          between Far West Ventures, Inc. (now known as Advanced
                          Materials Group, Inc.), Wilshire Advanced Materials, Inc.
                          and the stockholders of Wilshire Advanced Materials, Inc.
                          (1)
     3.1                Articles of Incorporation of Advanced Materials Group, Inc.
                          (formerly known as Far West Ventures, Inc.). (1)
     3.2                Certificate of Amendment of Articles of Incorporation of
                          Advanced Materials Group, Inc. (1)
     3.3                Bylaws, as amended, of Advanced Materials Group, Inc. (1)
    10.1                Asset Purchase Agreement dated August 4, 1992 between
                          Wilshire Advanced Materials, Inc. and Wilshire
                          Technologies, Inc. (1)
    10.2                Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire
                          Technologies, Inc. dated December 2, 1992. (1)
    10.3                Stock Purchase Agreement dated October 6, 1993 between
                          Advanced Materials Group, Inc. and the stockholders of
                          Condor Utility Products, Inc. (2)
    10.4                The 1993 Stock Option Plan of Advanced Materials Group, Inc.
                          (3)
    10.5                Form of Convertible Debenture. (4)
    10.6                Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618. (5)
    10.7                Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson. (6)
    10.8                Industrial Lease Agreement executed August 31, 1995 between
                          New York Life Insurance and Annuity Corporation, as
                          Landlord and Advanced Materials, Inc., as Tenant. (7)
    10.9                Form of Equity Warrant between Advanced Materials Group,
                          Inc. and Trilon Dominion Partners, L.L.C. (8)
    10.10               Form of Debt Warrant between Advanced Materials Group, Inc.
                          and Trilon Dominion Partners, LLC. (9)
    10.11               Loan Agreement dated as of November 26, 1996, between
                          Advanced Materials, Inc. And Wells Fargo National
                          Association. (10)
    10.12               First Amendment to Loan Agreement dated as of September 1,
                          1996, between Advanced Materials, Inc. and Wells Fargo
                          National Association. (11)

         NO.                                      EXHIBITS
         ---                                      --------
    10.13               Asset Purchase and Sale Agreement dated as of September 1,
                          1996, between Advanced Materials, Inc. and Gasket and
                          Molded Products, Inc. and Shareholders. (12)
    10.14               Amendment One to Lease dated as of September 27, 1996,
                          between Advanced Materials Group, Inc. And Riggs National
                          Bank of Washington, D.C. as Trustee of the Multi-Employer
                          Property Trust. (13)
    10.15               The 1997 Stock Option Plan of Advanced Materials Group, Inc.
                          (14)
    10.16               Industrial sublease agreement executed September 1, 1997
                          between Advanced Material, Inc. as landlord and S-Line as
                          tenant. (15)
    10.17               Manufacturing agreement dated January 30, 1998 by and
                          between Advanced Materials FSC Ltd. and Foamtec
                          (Singapore) Pte. Ltd. (16)
    10.18               Form of Warrant Assignment agreement dated September 15,
                          1997 between Trilon Dominion Partners, LLC. and certain
                          individuals. (17)
    10.19               Credit Agreement dated as of February 27, 1998 between
                          Advanced Materials Group, Inc. and Wells Fargo Bank,
                          National Association. (18)
    10.20               The 1998 Stock Option Plan of Advanced Materials Group, Inc.
                          (19)
    10.21               Legal settlement with a former employee of Condor Utility
                          Products, Inc. (13)
    10.22               Employment agreement dated September 11, 1998 between
                          Advanced Materials Group, Inc. and Steve F. Scott, Chief
                          Executive Officer, President and Director. (16)
    10.23               Consulting Agreement dated March 31, 1997 between Advanced
                          Materials Group, Inc. and Paschall and Company. (16)
    10.24               Industrial Lease Agreement executed August 31, 1995 between
                          Riggs National Bank of Washington, D.C. as Trustee of the
                          Multi-Employer Property Trust as Landlord and Advanced
                          Materials, Inc., as Tenant.
    10.25               Employment agreement dated August 1, 1999 between Advanced
                          Materials Group, Inc. and David A. Lasnier, Senior Vice
                          President, General Manager.
    10.26               Employment agreement dated August 1, 1999 between Advanced
                          Materials Group, Inc. and James Douglas Graven, Vice
                          President, Chief Financial Officer.
     21.                List of Subsidiaries.
     27.                Financial Data Schedule

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

    None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ADVANCED MATERIALS GROUP, INC.

Dated: February 28, 2000

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

                                                       Chief Executive Officer,
                 /s/ STEVE F. SCOTT                      President and Director
     -------------------------------------------         (PRINCIPAL EXECUTIVE        February 28, 2000
                   Steve F. Scott                        OFFICER)

                                                       Vice President/Chief
                /s/ J. DOUGLAS GRAVEN                    Financial Officer and
     -------------------------------------------         Secretary                   February 28, 2000
                  J. Douglas Graven                      (PRINCIPAL FINANCIAL
                                                         OFFICER)

                 /s/ JOHN L. WATKINS
     -------------------------------------------       Controller (PRINCIPAL         February 28, 2000
                   John L. Watkins                       ACCOUNTING OFFICER)

                /s/ TIMOTHY R. BUSCH
     -------------------------------------------       Chairman and Director         February 28, 2000
                  Timothy R. Busch

                /s/ MAURICE J. DEWALD
     -------------------------------------------       Director                      February 28, 2000
                  Maurice J. DeWald

                /s/ MICHAEL A. LEDEEN
     -------------------------------------------       Director                      February 28, 2000
                  Michael A. Ledeen

                /s/ ALLAN H. MELTZER
     -------------------------------------------       Director                      February 28, 2000
                  Allan H. Meltzer

                /s/ N. PRICE PASCHALL
     -------------------------------------------       Director                      February 28, 2000
                  N. Price Paschall