Form 10-K405/A
period 1999-11-30
ADVANCED MATERIALS GROUP INC
filed 2000-02-29
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

ITEM 6. SELECTED FINANCIAL DATA.

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                   1999          1998          1997          1996          1995
                                -----------   -----------   -----------   -----------   -----------
Revenues:
  Net sales...................  $34,798,000   $28,916,000   $28,898,000   $17,133,000   $14,728,000
Costs and expenses:
  Cost of sales...............   30,257,000    22,513,000    21,460,000    14,044,000    13,076,000
  Selling, general and
    administrative............    4,528,000     4,027,000     3,554,000     2,526,000     2,725,000
  Write-off of start-up costs            --       608,000            --            --            --
  Write-off of capitalized
    license...................           --       158,000            --            --            --
  Write-down of goodwill......           --       909,000            --            --       719,000
  Interest expense............      504,000       298,000       211,000       561,000       783,000
  Depreciation and
    amortization..............      220,000       322,000       369,000       369,000       401,000
  Other.......................      163,000       247,000       124,000        11,000            --
                                -----------   -----------   -----------   -----------   -----------
    Total costs and
      expenses................   35,672,000    29,052,000    25,718,000    17,511,000    17,704,000
                                -----------   -----------   -----------   -----------   -----------
Other income:
  Realized gain on sale of
    securities................           --            --       139,000     4,310,000            --
  Gain on forgiveness of
    debt......................           --            --            --       508,000            --
                                -----------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes.......................     (874,000)   (1,793,000)    3,096,000     4,346,000    (2,976,000)
Income taxes..................           --      (538,000)     (180,000)     (162,000)       (3,000)
Net loss from discontinued
  operations..................           --     1,627,000       223,000        94,000            --
                                -----------   -----------   -----------   -----------   -----------
Net income (loss).............  $  (874,000)  $(2,331,000)  $ 2,916,000   $ 4,184,000   $(2,979,000)
                                ===========   ===========   ===========   ===========   ===========
Net income (loss) per share
  Basic.......................  $     (0.10)  $     (0.27)  $      0.30   $      0.40   $     (0.32)
                                ===========   ===========   ===========   ===========   ===========
  Diluted.....................  $     (0.10)  $     (0.27)  $      0.27   $      0.39   $     (0.32)
                                ===========   ===========   ===========   ===========   ===========
Working capital...............  $ 1,356,000   $ 2,055,000   $ 3,505,000   $ 4,266,000   $ 1,051,000
Total assets..................  $16,092,000   $12,682,000   $12,601,000   $13,661,000   $14,126,000
Total liabilities.............  $13,105,000   $ 8,565,000   $ 6,265,000   $ 7,091,000   $10,497,000
Stockholders' equity..........  $ 2,987,000   $ 4,117,000   $ 6,336,000   $ 6,570,000   $ 3,629,000

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

    The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates (dollars in thousands):

                                                                                                             FAIR
                                                                                                            VALUE
                              2000       2001       2002       2003       2004     THEREAFTER    TOTAL     11/30/99
                            --------   --------   --------   --------   --------   ----------   --------   --------
LIABILITIES
Line of credit............   $5,600                                                              $5,600     $5,600
Avg. interest rate........  P+1.25

Term loan.................   $ 800      $ 800      $ 800                                         $2,400     $2,400
Avg. interest rate........  LIBOR      LIBOR      LIBOR
                             +2.5       +2.5       +2.5

Conv. Debentures..........   $ 405      $ 405      $ 405       $405       $405                   $2,025     $2,025
Avg. interest rate........     7.5%       7.5%       7.5%       7.5%       7.5%

                         ADVANCED MATERIALS GROUP, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997

                                                                            UNCOLLECTIBLE
                                                              ADDITIONS       ACCOUNTS
                                               BALANCE AT    (DEDUCTIONS)   WRITTEN OFF,     INVENTORY    BALANCE AT
                                              BEGINNING OF    CHARGED TO       NET OF       WRITTEN OFF     END OF
                                                 PERIOD        EXPENSES      RECOVERIES     (RECOVERED)     PERIOD
                                              ------------   ------------   -------------   -----------   ----------
Year Ended November 30, 1997
  Allowance for doubtful accounts...........    $ 98,000      $   2,000        $    --        $     --     $100,000
  Allowance for obsolete and excess
    inventory...............................      92,000         98,000             --          24,000      166,000
                                                --------      ---------        -------        --------     --------
      Total.................................    $190,000      $ 100,000        $    --        $ 24,000     $266,000
                                                ========      =========        =======        ========     ========
Year Ended November 30, 1998
  Allowance for doubtful accounts...........    $100,000      $  (2,000)       $(2,000)             --     $100,000
  Allowance for obsolete and excess
    inventory...............................     166,000       (113,000)            --         (24,000)      77,000
                                                --------      ---------        -------        --------     --------
      Total.................................    $266,000      $(115,000)       $(2,000)       $(24,000)    $177,000
                                                ========      =========        =======        ========     ========
Year Ended November 30, 1999
  Allowance for doubtful accounts...........    $100,000      $      --        $    --        $     --     $100,000
  Allowance for obsolete and excess
    inventory...............................      77,000         89,000             --              --      166,000
                                                --------      ---------        -------        --------     --------
      Total.................................    $177,000      $  89,000        $    --        $     --     $266,000
                                                ========      =========        =======        ========     ========

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