Form 10-Q
period 2000-02-27
ADVANCED MATERIALS GROUP INC
filed 2000-04-12
CIK 806514

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

               FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 2000.
                                       OR

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
           ACT

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                          COMMISSION FILE NO. 0-16401

                            ------------------------

                         ADVANCED MATERIALS GROUP, INC.

             (Exact name of registrant as specified in its charter)

            NEVADA                        33-0215295
 (State or other jurisdiction          (I.R.S. Employer
              of                      Identification No.)
incorporation or organization)

            20211 S. SUSANA ROAD, RANCHO DOMINGUEZ, CALIFORNIA 90221
                    (Address of principal executive offices)
                                 (310) 537-5444
                         Registrant's telephone number

                            ------------------------

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

      COMMON STOCK, $.001 PAR VALUE, 8,551,555 SHARES AS OF February 27, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                             PAGE
                                                                           --------
ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:

             Consolidated Statements of Operations for the three months
             ended February 27, 2000 and 1999 (unaudited)................      3

             Consolidated Balance Sheets at February 27, 2000 (unaudited)
             and November 30, 1999.......................................      4

             Consolidated Statements of Cash Flows for the three months
             ended February 27, 2000 and 1999 (unaudited)................      5

             Notes to Consolidated Financial Statements..................      6

             Management's Discussion and Analysis of Financial Condition
ITEM 2.      and Results of
             Operations..................................................      8

             Quantitative and Qualitative Disclosures about Market
ITEM 3.      Risk........................................................     11

                              PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings...........................................     12

ITEM 6.      Exhibits and Reports on Form 8-K............................     12

             Signatures..................................................     13

PART I - FINANCIAL INFORMATION
  ITEM I -- CONSOLIDATED FINANCIAL STATEMENTS

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                   FEBRUARY 27,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net sales...................................................  $9,481,000   $7,380,000
Cost of sales...............................................   8,003,000    6,534,000
                                                              ----------   ----------
Gross profit................................................   1,478,000      846,000
                                                              ----------   ----------
Operating expenses:
  Selling, general and administrative.......................   1,051,000    1,096,000
  Depreciation and amortization.............................      66,000       49,000
                                                              ----------   ----------
Total operating expenses....................................   1,117,000    1,145,000
Income (loss) from operations...............................     361,000     (299,000)
Other income (expense):
  Interest expense..........................................    (119,000)     (83,000)
  Foreign exchange gain.....................................      11,000       11,000
  Other, net................................................      (2,000)     (19,000)
                                                              ----------   ----------
    Total other income and expenses.........................    (110,000)     (91,000)
Income (loss) before income taxes...........................     251,000     (390,000)
Income tax expense..........................................          --           --
                                                              ----------   ----------
Net income (loss)...........................................     251,000     (390,000)

Basic earnings (loss) per common share......................  $     0.03   $    (0.05)
                                                              ==========   ==========

Diluted earnings (loss) per common share....................  $     0.03   $    (0.05)
                                                              ==========   ==========
Basic weighted average common shares outstanding............   8,548,222    8,651,622
                                                              ==========   ==========
Diluted weighted average common shares outstanding..........   8,828,941    8,651,622
                                                              ==========   ==========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED BALANCE SHEETS
                    FEBRUARY 27, 2000 AND NOVEMBER 30, 1999

                                                                 2000          1999
                                                              -----------   -----------
                                                              (Unaudited)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   625,000   $   496,000
  Accounts receivable, net..................................    6,525,000     7,238,000
  Inventories, net..........................................    4,053,000     3,857,000
  Income tax receivable.....................................      261,000       261,000
  Deferred income taxes.....................................      337,000       337,000
  Prepaid expenses and other................................      108,000       172,000
                                                              -----------   -----------
    Total current assets....................................   11,909,000    12,361,000
                                                              ===========   ===========
Property and equipment, net.................................    2,507,000     2,507,000
Goodwill, net...............................................      499,000       514,000
Deferred income taxes.......................................      473,000       473,000
Other assets................................................      184,000       237,000
                                                              -----------   -----------
    Total assets............................................  $15,572,000   $16,092,000
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,207,000   $ 4,448,000
  Income taxes payable......................................      308,000       308,000
  Accrued liabilities.......................................      840,000     1,130,000
  Discontinued operations...................................      642,000       677,000
  Deferred income...........................................      302,000       337,000
  Line of credit............................................      130,000            --
  Current portion of long-term obligations..................      298,000       282,000
                                                              -----------   -----------
    Total current liabilities...............................    6,727,000     7,182,000
  Line of credit............................................    3,482,000     3,823,000
  Term loan.................................................      360,000       396,000
  Convertible debentures....................................      405,000       405,000
  Deferred compensation.....................................    1,086,000     1,056,000
  Other.....................................................      238,000       243,000
                                                              -----------   -----------
    Total liabilities.......................................   12,298,000    13,105,000
                                                              -----------   -----------
Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares
    authorized; no shares issued and outstanding............           --            --
  Common stock-$.001 par value; 25,000,000 shares
    authorized; 8,551,555 and 8,519,055 shares issued and
    outstanding at February 27, 2000 and November 30, 1999,
    respectively............................................        9,000         9,000
  Additional paid-in capital................................    7,024,000     6,987,000
  Accumulated deficit.......................................   (3,759,000)   (4,009,000)
                                                              -----------   -----------
    Total stockholders' equity..............................    3,274,000     2,987,000
                                                              -----------   -----------
  Total liabilities and stockholders' equity................  $15,572,000   $16,092,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                    FEBRUARY 27,
                                                              ------------------------
                                                                2000           1999
                                                              ---------      ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ 251,000      $(390,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation..............................................    241,000        211,000
  Amortization..............................................     15,000         16,000
  Provision for bad debts...................................         --          1,000
  Provision for obsolete inventories........................    (28,000)            --
  Discontinued operations...................................    (35,000)            --
  Interest and other on deferred compensation...............     62,000         30,000
  Deferred income...........................................    (35,000)       (26,000)
Changes in operating assets and liabilities:
    Accounts receivable - trade.............................    713,000       (344,000)
    Income taxes receivable.................................         --             --
    Inventories.............................................   (168,000)      (319,000)
    Prepaid expenses and other..............................     64,000       (113,000)
    Other assets............................................     79,000         11,000
    Accounts payable and accrued liabilities................   (530,000)       367,000
    Deferred income taxes...................................         --             --
    Income taxes payable....................................         --        (16,000)
                                                              ---------      ---------
  Net cash provided by (used in) operating activities.......    629,000       (572,000)
                                                              ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (241,000)      (463,000)
                                                              ---------      ---------
  Net cash used in investing activities.....................   (241,000)      (463,000)
                                                              ---------      ---------
Cash flows from financing activities:
  Purchase and retirement ofcommon stock....................         --       (173,000)
  Exercise of common stock options..........................      9,000             --
  Net borrowings (repayments) under line of credit..........   (211,000)       700,000
  Borrowings under term loan................................    (36,000)       150,000
  Proceeds received from capitalized financing..............     25,000             --
  Payments on capital lease obligations.....................    (15,000)        (5,000)
  Payments on deferred compensation.........................    (27,000)       (33,000)
  Payments on capitalized financing.........................     (4,000)        (6,000)
                                                              ---------      ---------
  Net cash provided by (used in) financing activities.......   (259,000)       633,000
                                                              ---------      ---------
  Net change in cash and cash equivalents...................    129,000       (402,000)
Cash and cash equivalents, beginning of period..............    496,000        528,000
                                                              ---------      ---------
Cash and cash equivalents, end of period....................  $ 625,000      $ 126,000
                                                              =========      =========
Supplemental disclosures of cash flow information Cash paid
  during the period for:
  Interest..................................................  $ 120,000      $  65,000
                                                              ---------      ---------

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    These accompanying consolidated financial statements and related notes are unaudited.However, in the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.These interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A.

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                       FEBRUARY 27, 2000   NOVEMBER 30, 1999
                                                       -----------------   -----------------
Raw Materials........................................      $2,732,000         $2,700,000
Work-in-process......................................         740,000            624,000
Finished Goods.......................................         719,000            699,000
                                                           ----------         ----------
                                                            4,191,000          4,023,000
Less allowance for obsolete inventories..............        (138,000)          (166,000)
                                                           ----------         ----------
                                                           $4,053,000         $3,857,000
                                                           ==========         ==========

3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the February 28, 1999 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income
(loss) for the three months ended February 27 are as follows:

                                                                 2000         1999
                                                              ----------   ----------
BASIC EPS:
Net income (loss)...........................................  $  251,000   $ (390,000)
Denominator: Weighted average common shares outstanding.....   8,548,222    8,651,622
                                                              ----------   ----------
Net income (loss) per share (basic).........................  $     0.03   $    (0.05)
                                                              ==========   ==========
DILUTED EPS:
Net income..................................................  $  251,000   $ (390,000)
Denominator: Weighted average common shares outstanding.....   8,548,222    8,651,622
Common equivalent shares outstanding (options and
  warrants).................................................     897,217           --
Hypothetical shares repurchased at average market price with
  proceeds of exercise......................................    (616,498)          --
                                                              ----------   ----------
Total shares................................................   8,828,941    8,651,622
Net income (loss) per share (diluted).......................  $     0.03   $    (0.05)
                                                              ==========   ==========

4) SEGMENT REPORTING

    The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the first quarter ended February 27, 2000 and February 28,1999.

    REVENUE:

                                       AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                       -----------------   -------------   -----------   ------------
2000.................................     $5,668,000         $2,274,000    $1,539,000     $9,481,000
1999.................................     $5,287,000         $1,734,000    $  359,000     $7,380,000

    NET INCOME (LOSS):

                                       AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                       -----------------   -------------   -----------   ------------
2000.................................      $(156,000)         $370,000      $  37,000      $ 251,000
1999.................................      $(300,000)         $ 70,000      $(160,000)     $(390,000)

    ASSETS:

                                      AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                      -----------------   -------------   -----------   ------------
2000................................     $10,362,000        $2,931,000    $2,279,000    $15,572,000
1999................................     $ 9,273,000        $2,835,000    $1,176,000    $13,284,000

5) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on Form 10K/A.

6) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes account and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. The statement, as amended, is effective for fiscal years beginning after June 15, 2000. ADMG will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of ADMG's fiscal year 2001. ADMG is in the process of determining the impact that adoption will have on its consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION (UNAUDITED).

    The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

    This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 1999.

    Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

RESULTS OF OPERATIONS

    Net revenue for the first quarter ended February 27, 2000 was $9,481,000, an increase of 28.5% from the same period of fiscal 1999.The increase in net revenues for the first quarter of fiscal 2000 is primarily attributable to higher volumes.

    Cost of sales as a percentage of net revenue was 84.4 percent for the first quarter of fiscal 2000, compared to 88.5 percent for the first quarter of fiscal 1999, a 4.1 percentage point decrease. The actual increase in cost of sales dollars for the first three months of fiscal 2000, compared to the first three months of fiscal 1999, is primarily due to volume increases, the addition of manufacturing fixed costs as a result of the Company's expansion in Ireland and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore. The increases are partially offset by cost savings from capacity reductions in the U.S.

    Operating expenses as a percentage of net revenue were 11.8 percent for the first quarter of fiscal 2000, compared to 15.5 percent for the first quarter of fiscal 1999, a 3.7 percentage point decrease. Operating expenses were essentially unchanged for the first quarter of fiscal 2000, compared to operating expenses for the first quarter of fiscal 1999. Increases in operating expenses at the Company's Ireland subsidiary, for the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999, were offset by decreases in the U.S. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    Interest expense for the first quarter of fiscal 2000 was $119,000, an increase of $36,000, compared to the first quarter of fiscal 1999. The increase is attributable to higher interest rates and higher average loan balances.

    Net income for the first quarter of fiscal 2000 was $251,000, compared to net loss of $390,000 for the first quarter of 1999. Basic income per share for the first quarter of fiscal 2000 was three cents per share on a weighted average of 8.5 million shares, compared to basic loss per share of five cents on a weighted average of 8.7 million shares for the first quarter of fiscal 1999. Diluted income per share for the first quarter of fiscal 2000 was three cents per share on a weighted average of 8.8 million shares.

    The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

SEGMENT INFORMATION

    The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in
Note 4 to these consolidated interim financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

AMI-U.S. OPERATIONS

    Net revenue for the first quarter ended February 27, 2000 was $5,668,000, an increase of 7.2% from the same period of fiscal 1999.The increase in net revenues for the first quarter of fiscal 2000 is primarily attributable to higher volumes offset by negative price variances in key customer accounts. Net loss for the first quarter of fiscal 2000 was $156,000, compared to net loss of $300,000 for the first quarter of 1999.

AMFSC-SINGAPORE

    Net revenue for the first quarter ended February 27, 2000 was $2,274,000, an increase of 31.1% from the same period of fiscal 1999.The increase in net revenues for the first quarter of fiscal 2000 is primarily attributable to the recovering economies in the Pacific Rim and higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the first quarter of fiscal 2000 was $370,000, compared to net income of $70,000 for the first quarter of 1999.

AML-IRELAND

    Net revenue for the first quarter ended February 27, 2000 was $1,539,000, an increase of 328.7% from the same period of fiscal 1999.The increase in net revenues for the first quarter of fiscal 2000 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the first quarter of fiscal 2000 was $37,000, compared to net loss of $160,000 for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $625,000 at February 27, 2000 compared with $496,000 at November 30, 1999. During the first quarter cash flows from operating activities were used to pay down short- and long-term debt and purchase property, plant and equipment.

    Operating activities generated $629,000 of cash in the first quarter of fiscal 2000 compared with a cash use of $572,000 in the correspondingperiod in fiscal 1999. The increase in cash generated in fiscal 2000 resulted primarily from operations and collection of receivables offset by growth in inventory.

    Inventory as a percentage of annualized revenue was 10.7% at February 27, 2000 compared with 9.7% at the end of the first quarter of fiscal 1999 and 11.1% as of November 30, 1999, as a result of increased inventory levels to support the sales growth in Ireland. Trade receivables as a percentage ofannualized revenue was 17.2% at February 27, 2000 compared with 18.7% at the end of the first quarter of fiscal 1999 and 20.8% as of November 30, 1999. The ratio at the end of the first quarter of fiscal 2000 and at the end of fiscal 1999 reflect higher sales volume levels.

    Capital expenditures were $241,000 for the first three months of fiscal 2000, compared to $463,000 for the corresponding period in fiscal 1999. The Company has instituted a company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the first quarter of fiscal 2000 decreased by $231,000, as cash was used to pay down short- and long-term debt. At February 27, 2000, the Company had unused committed borrowing facilities totaling $2,328,000.

FACTORS THAT COULD AFFECT FUTURE RESULTS

    Competition - We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of our competitors are private, closely held companies. We compete primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In particular, management anticipates a continuing need to lower the prices of many of the Company's products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to successfully compete against current and future competitors, and the competitive pressures we face could harm our business and prospects.

    New Product Introductions - If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, we may lose market share and future revenue and earnings may suffer. The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, we must be able to manufacture sufficient volumes quickly at low enough costs. To do this we must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.

    Short Product Life Cycles - The short life cycles of many of the Company's products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our future revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in the customer decision-making process, development of manufacturing processes, long lead times for the delivery of raw materials and variations in product costs. Our future revenues and earnings could also suffer due to the timing and introduction of new product offerings, which compete directly or indirectly with our customers' products and new product offerings by our competitors.

    Reliance on Suppliers - The Company's manufacturing operations depend on our suppliers' ability to deliver quality raw materials and components in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, we may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer.

    International - Sales outside the United States make up more than 40% of the Company's revenues. Manufacturing for these products are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

    - Changes in a country or region's political or economic conditions,

    - Trade protection measures,

    - Import or export licensing requirements,

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Problems caused by the conversion of various European currencies to the Euro, and

    - Natural disasters.

    Market Risk - The majority of the Company's sales are denominated in U.S. dollars. All costs in Singapore and the majority of direct material costs in Ireland are also denominated in U.S. dollars. However, the Company is exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1999 Annual Report on Form 10-K for more detailed information.

    Earthquake - Our corporate offices and manufacturing division in California are located near major earthquake faults. The ultimate impact on the Company and our general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. We are predominantly uninsured for losses and interruptions caused by earthquakes.

    Environmental - Some of the Company's operations use substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. The Company has not been notified of any environmental infractions.

    Profit Margin - The Company's profit margins vary somewhat among our products and geographic markets. Consequently, our overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net revenue.

    Stock Price - The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect our stock price are:

    - The Company's, our customer's or our competitor's announcement of new or discontinued products,

    - Quarterly increases or decreases of our earnings,

    - Changes in revenue or earnings estimates by the investment community, and

    - Speculation in the press or investment community.

    General market conditions and domestic or international macroeconomic factors unrelated to the Company's performance may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

    Earnings Fluctuations - Although management believes the Company has products and resources needed for successful results, we cannot reliably predict future revenue and margin trends. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our earnings.

YEAR 2000

    The information provided below constitutes a "Year 2000 Readiness Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

    The Company passed a number of critical "Year 2000" dates (September 9, 1999; January 1, 2000; and February 29, 2000) with no significant issues anywhere in the world. We did not experience any significant Year 2000-related issues that would have affected our ability to manufacture, ship, sell or service our products.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results."

PART II - OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on Form 10K/A.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.
      27.01 Financial Data Schedule

    (b) Reports on Form 8-K
      None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 4, 2000                                   ADVANCED MATERIALS GROUP INC.

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