Form 10-Q
period 2000-05-28
ADVANCED MATERIALS GROUP INC
filed 2000-07-05
CIK 806514

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

FOR THE QUARTERLY PERIOD ENDED MAY 28, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT.

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

        COMMON STOCK, $.001 PAR VALUE, 8,606,055 SHARES AS OF May 28, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS

                         PART I. FINANCIAL INFORMATION

                                                                         PAGE
                                                                       --------
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Statements of Operations for the three and six
         months ended May 28, 2000 and May 30, 1999 (unaudited)......      3

         Consolidated Balance Sheets at May 28, 2000 (unaudited) and
         November 30, 1999...........................................      4

         Consolidated Statements of Cash Flows for the three and six
         months ended May 28, 2000 and May 30, 1999 (unaudited)......      5

         Notes to Consolidated Financial Statements..................      6

         Management's Discussion and Analysis of Financial Condition
ITEM 2.  and Results of Operations...................................      8

         Quantitative and Qualitative Disclosures about Market
ITEM 3.  Risk........................................................     12

                          PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...........................................     13

ITEM 4.  Submission of Matters to a Vote of Security Holders.........     13

ITEM 6.  Exhibits and Reports on Form 8-K............................     13

         Signatures..................................................     14

PART I--FINANCIAL INFORMATION

ITEM I--CONSOLIDATED FINANCIAL STATEMENTS

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                             ------------------------   -------------------------
                                               MAY 28,      MAY 30,       MAY 28,       MAY 30,
                                                2000          1999         2000          1999
                                             -----------   ----------   -----------   -----------
Net sales..................................  $10,243,000   $9,059,000   $19,724,000   $16,439,000
Cost of sales..............................    8,655,000   7,534,000     16,658,000    14,068,000
                                             -----------   ----------   -----------   -----------
Gross profit...............................    1,588,000   1,525,000      3,066,000     2,371,000
                                             -----------   ----------   -----------   -----------
Operating expenses:
  Selling, general and administrative......    1,094,000   1,087,000      2,145,000     2,183,000
  Depreciation and amortization............       67,000      50,000        133,000        99,000
                                             -----------   ----------   -----------   -----------
Total operating expenses...................    1,161,000   1,137,000      2,278,000     2,282,000
Income from operations.....................      427,000     388,000        788,000        89,000
Other income (expense):
Interest expense...........................     (131,000)    (95,000)      (250,000)     (178,000)
Foreign exchange gain (loss)...............      (10,000)         --          1,000        11,000
Other, net.................................      (20,000)    (17,000)       (22,000)      (36,000)
                                             -----------   ----------   -----------   -----------
    Total other income and expenses........     (161,000)   (112,000)      (271,000)     (203,000)
Income (loss) before income taxes..........      266,000     276,000        517,000      (114,000)
Income tax expense.........................           --          --             --            --
                                             -----------   ----------   -----------   -----------
Net income (loss)..........................  $   266,000   $ 276,000    $   517,000   $  (114,000)
Basic earnings (losses) per common share...  $      0.03   $    0.03    $      0.06   $     (0.01)
                                             ===========   ==========   ===========   ===========
Diluted earnings (losses) per common
  share....................................  $      0.03   $    0.03    $      0.06   $     (0.01)
                                             ===========   ==========   ===========   ===========
Basic weighted average common shares
  outstanding..............................    8,589,555   8,597,955      8,568,889     8,624,788
                                             ===========   ==========   ===========   ===========
Diluted weighted average common shares
  outstanding..............................    8,894,168   8,869,924      8,861,555     8,624,788
                                             ===========   ==========   ===========   ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                       MAY 28, 2000 AND NOVEMBER 30, 1999

                                                                 2000          1999
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                 ASSETS
Current assets:
Cash and cash equivalents...................................  $   729,000   $   496,000
Accounts receivable, net....................................    7,133,000     7,238,000
Inventories, net............................................    4,736,000     3,857,000
Income tax receivable.......................................      261,000       261,000
Deferred income taxes.......................................      337,000       337,000
Prepaid expenses and other..................................      146,000       172,000
                                                              -----------   -----------
    Total current assets....................................   13,342,000    12,361,000
                                                              -----------   -----------
Property and equipment, net.................................    2,505,000     2,507,000
Goodwill, net...............................................      483,000       514,000
Deferred income taxes.......................................      473,000       473,000
Other assets................................................      216,000       237,000
                                                              -----------   -----------
    Total assets............................................  $17,019,000   $16,092,000
                                                              ===========   ===========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable............................................  $ 4,793,000   $ 4,448,000
Income taxes payable........................................      306,000       308,000
Accrued liabilities.........................................      820,000     1,130,000
Discontinued operations.....................................      667,000       677,000
Deferred income.............................................      322,000       337,000
Line of credit..............................................      130,000
                                                                                    ---
Current portion of long-term obligations....................      306,000       282,000
                                                              -----------   -----------
    Total current liabilities...............................    7,344,000     7,182,000
Line of credit..............................................    4,086,000     3,823,000
Term loan...................................................      328,000       396,000
Convertible debentures......................................      405,000       405,000
Deferred compensation.......................................    1,056,000     1,056,000
Other.......................................................      217,000       243,000
                                                              -----------   -----------
    Total liabilities.......................................   13,436,000    13,105,000
                                                              -----------   -----------
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares
  authorized; no shares issued and outstanding..............           --            --
Common stock-$.001 par value; 25,000,000 shares authorized;
  8,606,055 and 8,519,055 shares issued and outstanding at
  May 28, 2000 and November 30, 1999, respectively..........        9,000         9,000
Additional paid-in capital..................................    7,066,000     6,987,000
Accumulated deficit.........................................   (3,492,000)   (4,009,000)
                                                              -----------   -----------
    Total stockholders' equity..............................    3,583,000     2,987,000
                                                              -----------   -----------
Total liabilities and stockholders' equity..................  $17,019,000   $16,092,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                        SIX
                                                                   MONTHS ENDED
                                                              -----------------------
                                                                 MAY          MAY
                                                               28,2000      30,1999
                                                               --------    ----------
Cash flows from operating activities:
  Net income (loss).........................................   $517,000    $ (114,000)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities
  Depreciation..............................................    492,000       433,000
  Amortization..............................................     31,000        32,000
  Provision for bad debt....................................
                                                                    ---           ---
  Provision for obsolete inventory..........................    (28,000)
                                                                                  ---
  Discontinued operations...................................    (10,000)      (24,000)
  Interest and other on deferred compensation...............     71,000        60,000
  Deferred income...........................................    (15,000)       96,000
  Changes in operating assets and liabilities:
    Accounts receivable--trade..............................    105,000    (1,795,000)
    Income taxes receivable.................................
                                                                    ---           ---
    Inventories.............................................   (851,000)     (419,000)
    Prepaid expenses and other assets.......................     47,000       (27,000)
    Accounts payable and accrued liabilities................     35,000       714,000
    Deferred income taxes...................................         --            --
    Income taxes payable....................................     (2,000)      (48,000)
                                                               --------    ----------
  Net cash provided by (used in) operating activities.......    392,000    (1,092,000)
                                                               --------    ----------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (490,000)     (635,000)
  Amounts borrowed by affiliate.............................     28,000            --
                                                               --------    ----------
Net cash used in investing activities.......................   (462,000)     (635,000)
                                                               --------    ----------
Cash flows from financing activities:
  Purchase and retirement of common stock...................         --      (161,000)
  Exercise of common stock options..........................     51,000            --
  Net borrowings under line of credit.......................    393,000     1,666,000
  Borrowings (repayments) under term loan...................    (68,000)      357,000
  Proceeds received from capitalized financing..............     25,000
                                                                                  ---
  Payments on capital lease obligations.....................    (31,000)      (20,000)
  Payments on deferred compensation.........................    (59,000)      (64,000)
  Payments on capitalized financing.........................     (8,000)      (10,000)
                                                               --------    ----------
  Net cash provided by financing activities.................    303,000     1,768,000
                                                               --------    ----------
  Net change in cash and cash equivalents...................    233,000        41,000
Cash and cash equivalents, beginning of period..............    496,000       528,000
                                                               --------    ----------
Cash and cash equivalents, end of period....................   $729,000    $  569,000
                                                               ========    ==========
Supplemental disclosures of cash flow information
  Cash paid during the period for:
  Interest..................................................   $243,000    $   78,000
                                                               ========    ==========
  Income taxes..............................................   $     --    $   32,000
                                                               ========    ==========

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

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market.

    Inventories consisted of the following:

                                                           MAY 28, 2000     NOVEMBER 30, 1999
                                                          --------------   -------------------
Raw Materials...........................................    $3,308,000         $2,700,000
Work-in-process                                                480,000            624,000
Finished Goods..........................................     1,086,000            699,000
                                                            ----------         ----------
                                                             4,874,000          4,023,000
Less allowance for obsolete inventories.................      (138,000)          (166,000)
                                                            ----------         ----------
                                                            $4,736,000         $3,857,000
                                                            ==========         ==========

3) BASIC AND DILUTED EARNING (LOSS) PER COMMON SHARE

    Basic and Diluted earnings (losses) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the six months ended May 30, 1999 computation, common equivalent shares are excluded from diluted losses per share as their effect is antidilutive. Basic and Diluted earnings (losses) for the three and six months ended May 28 are as follows:

                                                        THREE                      SIX
                                                    MONTHS ENDED              MONTHS ENDED
                                               -----------------------   -----------------------
                                                MAY 28,      MAY 30,      MAY 28,      MAY 30,
                                                 2000         1999         2000         1999
                                               ---------    ---------    ---------    ---------
BASIC EPS:
Net income (loss)............................  $ 266,000    $ 276,000    $ 517,000    $(114,000)
Denominator: Weighted average common shares
  outstanding................................  8,589,555    8,597,955    8,568,889    8,624,788
                                               ---------    ---------    ---------    ---------
Net income (loss) per share (basic)..........  $    0.03    $    0.03    $    0.06    $   (0.01)
                                               =========    =========    =========    =========
DILUTED EPS:
Net income...................................  $ 266,000    $ 276,000    $ 517,000    $(114,000)
Denominator: Weighted average common shares
  outstanding................................  8,589,555    8,597,955    8,568,889    8,624,788
Common equivalent shares outstanding (options
  and warrants)..............................    842,717      986,967      869,967           --
Hypothetical shares repurchased at average
  market price
with proceeds of exercise....................   (538,104)    (714,998)    (577,301)          --
                                               ---------    ---------    ---------    ---------
Total shares.................................  8,894,168    8,869,924    8,861,555    8,624,788
Net income (loss) per share (diluted)........  $    0.03    $    0.03    $    0.06    $   (0.01)
                                               =========    =========    =========    =========

4) SEGMENT REPORTING

    The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three months and six months ended May 28, 2000 and May 30,1999.

THREE MONTHS ENDED MAY 28, 2000 AND MAY 30, 1999:

    REVENUE:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................      $6,186,000        $2,599,000    $1,458,000    $10,243,000
1999..................................      $6,441,000        $2,161,000    $  457,000    $ 9,059,000

    NET INCOME (LOSS):

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................      $ (130,000)       $  355,000    $   41,000    $   266,000
1999..................................      $   14,000        $  360,000    $  (98,000)   $   276,000

    ASSETS:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................     $10,752,000        $3,484,000    $2,783,000    $17,019,000
1999..................................     $10,083,000        $3,625,000    $1,426,000    $15,134,000

SIX MONTHS ENDED MAY 28, 2000 AND MAY 30, 1999:
  REVENUE:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................     $11,853,000        $4,874,000    $2,997,000    $19,724,000
1999..................................     $11,783,000        $3,894,000    $  816,000    $16,439,000

    NET INCOME (LOSS):

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................      $ (287,000)       $  726,000    $   78,000    $   517,000
1999..................................      $ (293,000)       $  432,000    $ (253,000)   $  (114,000)

5) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10K/A.

6) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. The statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of the company's fiscal year 2001. The Company is in the process of determining the impact that adoption will have on its consolidated financial statements.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

    This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K/A for the year ended November 30, 1999.

    Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 28, 2000 AND MAY 30, 1999

    Net revenue for the three months ended May 28, 2000 was $10,243,000, an increase of 13.1% from the same period of fiscal 1999. The increase in net revenues for the three months ended May 28, 2000 is primarily attributable to higher volumes.

    Cost of sales as a percentage of net revenue was 84.5 percent for the second quarter of fiscal 2000, compared to 83.2 percent for the second quarter of fiscal 1999, a 1.3 percentage point increase. The increase in cost of sales for the second quarter of fiscal 2000, compared to the second quarter of fiscal 1999, is primarily due to volume increases, the addition of manufacturing fixed costs as a result of the Company's expansion in Ireland and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore. The increases are partially offset by cost savings from capacity reductions in the U.S.

    Operating expenses as a percentage of net revenue were 11.3 percent for the second quarter of fiscal 2000, compared to 12.6 percent for the second quarter of fiscal 1999, a 1.3 percentage point decrease. Increases in operating expenses at the Company's Ireland subsidiary, for the second quarter of fiscal 2000, compared to the second quarter of fiscal 1999, were offset by decreases in the U.S. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    Interest expense for the second quarter of fiscal 2000 was $131,000 an increase of $36,000, compared to the second quarter of fiscal 1999. The increase is attributable to higher interest rates and higher average loan balances.

    Net income for the second quarter of fiscal 2000 was $266,000, compared to net income of $276,000 for the second quarter of 1999. Basic earnings per share for the second quarter of fiscal 2000 was three cents per share on a weighted average of 8.6 million shares, compared to three cents on a weighted average of
8.6 million shares for the second quarter of fiscal 1999. Diluted earnings per share for the second quarter of fiscal 2000 was three cents per share on a weighted average of 8.9 million shares, compared to three cents per share on a weighted average of 8.9 million shares for the second quarter of fiscal 1999.

SIX MONTHS ENDED MAY 28, 2000 AND MAY 30, 1999

    Net revenue for the six months ended May 28, 2000 was $19,724,000, an increase of 20% from the same period of fiscal 1999. The increase in net revenues for the six months of fiscal 2000 is primarily attributable to higher volumes.

    Cost of sales as a percentage of net revenue was 84.5 percent for the six months of fiscal 2000, compared to 85.6 percent for the six months of fiscal 1999, a 1.1 percentage point decrease. The decrease in cost of sales for the six months of fiscal 2000, compared to the six months of fiscal 1999, is primarily due to cost savings from capacity reductions in the U.S. and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

    Operating expenses as a percentage of net revenue were 11.5 percent for the six months of fiscal 2000, compared to 13.9 percent for the six months of fiscal 1999, a 2.4 percentage point decrease. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    Interest expense for the six months of fiscal 2000 was $250,000, an increase of $72,000, compared to the six months of fiscal 1999. The increase is attributable to higher interest rates and higher average loan balances.

    Net income for the six months of fiscal 2000 was $517,000, compared to net loss of $114,000 for the six months of 1999. Basic earnings per share for the six months of fiscal 2000 was six cents per share on a weighted average of
8.6 million shares, compared to basic loss per share of one cent on a weighted average of 8.6 million shares for the six months of fiscal 1999. Diluted earnings per share for the six months of fiscal 2000 was six cents per share on a weighted average of 8.9 million shares, compared to a diluted loss per share of one cent on a weighted average of 8.6 million shares for the six months ended May 30, 1999.

SEGMENT INFORMATION

    The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in
Note 4 to these consolidated financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

AMI-U.S. OPERATIONS

    Net revenue for the second quarter and six months ended May 28, 2000 was $6,186,000 and $11,853,000 respectively, compared to net revenue for the second quarter and six months ended May 30,

1999 of $6,441,000 and $11,783,000, respectively. Net loss for the second quarter and six months ended May 28, 2000 was $(130,000) and $(287,000), respectively, compared to net income of $14,000 and net loss of $(293,000), respectively, for the second quarter and six months ended May 30, 1999.

AMFSC-SINGAPORE

    Net revenue for the second quarter and six months ended May 28, 2000 was $2,599,000 and $4,874,000, respectively, compared to net revenue for the second quarter and six months ended May 30, 1999 of $2,161,000 and $3,894,000, respectively. The increase in net revenues for the second quarter and six months of fiscal 2000 is primarily attributable to the recovering economies in the Pacific Rim and higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the second quarter and six months ended May 28, 2000 was $355,000 and $726,000, respectively, compared to net income for the second quarter and six months ended May 30, 1999 of $360,000 and $432,000, respectively.

AML-IRELAND

    Net revenue for the second quarter and six months ended May 28, 2000 was $1,458,000 and $2,997,000, respectively, compared to net revenue for the second quarter and six months ended May 30, 1999 of $457,000 and $816,000, respectively. The increase in net revenues for the second quarter and six months of fiscal 2000 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the second quarter and six months ended May 28, 2000 was $41,000 and $78,000, respectively, compared to net loss for the second quarter and six months ended May 30, 1999 of $(98,000) and $(253,000), respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $729,000 at May 28, 2000 compared with $496,000 at November 30, 1999. During the second quarter of fiscal 2000 cash flows from operating activities were used to pay down short- and long-term debt and purchase property, plant and equipment.

    Operating activities generated $341,000 of cash during the first six months of fiscal 2000 compared with a cash use of $1,091,000 in the corresponding period in fiscal 1999. The increase in cash generated in fiscal 2000 resulted primarily from operations and collection of receivables.

    Inventory as a percentage of net revenue was 11.3% at May 28, 2000 compared with 7.0% at the end of the second quarter of fiscal 1999 and 9.2% as of November 30, 1999, as a result of increased inventory levels to support the sales growth in Ireland. Trade receivables as a percentage of net revenue were 17.0% at May 28, 2000 compared with 16.6% at the end of the second quarter of fiscal 1999 and 17.2% as of November 30, 1999.

    Capital expenditures were $490,000 for the six months ended May 28, 2000, compared to $635,000 for the corresponding period in fiscal 1999. The Company has instituted a company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the six months ended May 28, 2000 increased by $252,000.

FACTORS THAT COULD AFFECT FUTURE RESULTS

    Competition--We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of our competitors are private, closely held companies. We compete primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In particular, management anticipates a continuing need to lower the prices of many of the Company's products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to successfully compete against current and future competitors, and the competitive pressures we face could harm our business and prospects.

    New Product Introductions--If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, we may lose market share and future revenue and earnings may suffer. The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, we must be able to manufacture sufficient volumes quickly at low enough costs. To do this we must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.

    Short Product Life Cycles--The short life cycles of many of the Company's products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our future revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in the customer decision-making process, development of manufacturing processes, long lead times for the delivery of raw materials and variations in product costs. Our future revenues and earnings could also suffer due to the timing and introduction of new product offerings, which compete directly or indirectly with our customers' products and new product offerings by our competitors.

    Reliance on Suppliers--The Company's manufacturing operations depend on our suppliers' ability to deliver quality raw materials and components in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, we may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer.

    International--Sales outside the United States make up more than 40% of the Company's revenues. Manufacturing for these products are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

    - Changes in a country or region's political or economic conditions,

    - Trade protection measures,

    - Import or export licensing requirements,

    - The overlap of different tax structures,

    - Unexpected changes in regulatory requirements,

    - Problems caused by the conversion of various European currencies to the Euro, and

    - Natural disasters.

    Market Risk--The majority of the Company's sales are denominated in U.S. dollars. All costs in Singapore and the majority of direct material costs in Ireland are also denominated in U.S. dollars. However, the Company is exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's 1999 Annual Report on Form 10-K for more detailed information.

    Earthquake--Our corporate offices and manufacturing division in California are located near major earthquake faults. The ultimate impact on the Company and our general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. We are predominantly uninsured for losses and interruptions caused by earthquakes.

    Environmental--Some of the Company's operations use substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. THE COMPANY HAS NOT BEEN NOTIFIED OF ANY ENVIRONMENTAL INFRACTIONS.

    Profit Margin--The Company's profit margins vary somewhat among our products and geographic markets. Consequently, our overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net revenue.

    Stock Price--The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect our stock price are:

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

    Earnings Fluctuations--Although management believes the Company has products and resources needed for successful results, we cannot reliably predict future revenue and margin trends. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our earnings.

ITEM 3--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on April 4, 2000. At the Annual Meeting, the Company's stockholders elected Timothy R. Busch, Steve F. Scott, N.Price Paschall, Dr. Michael Ledeen,
Dr. Allan Meltzer and Maurice J. DeWald to the Company's Board of Directors and approved the ratification of Ernst & Young LLP to serve as the Company's independent accountants for fiscal 2000. Proxies were solicited by the Company pursuant to Regulation 14A under the Securites Exchange Act of 1934, as amended. As of March 1, 2000, the record date for the Annual Meeting, there were approximately 8,551,555 shares of the Company's Common Stock outstanding, of which 6,066,901 shares, or 70.9% were present in person or by proxy at the Annual Meeting.

    The following matters were brought before the Annual Meeting

1) Election of Directors. Each of the following persons was elected as a director of the Company, to serve until the next Annual Meeting if the Company's stockholders and until his successor has been selected and qualified or until his earlier resignation or removal:

                                                          SHARES IN FAVOR   SHARES WITHHELD
                                                          ---------------   ---------------
Timothy R. Busch........................................     6,013,230          53,671
Steve F. Scott..........................................     6,013,259          53,642
N.Price Paschall........................................     6,011,214          55,687
Dr. Michael Ledeen......................................     6,043,851          23,050
Dr. Allan Meltzer.......................................     6,011,222          55,679
Maurice DeWald..........................................     6,011,114          55,787

2) Ratification of Selection of Accountants. The selection of Ernst & Young LLP as the Company's independent accountants for the fiscal year ending
    November 30, 2000 was voted on and ratified by the Company's stockholders as follows:

SHARES IN FAVOR   SHARES AGAINST   SHARES ABSTAINING
---------------   --------------   -----------------
6,046,360...          13,181             7,360

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

  27.01 Financial Data Schedule

(b) Reports on Form 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 12, 2000                                   ADVANCED MATERIALS GROUP INC.

                                                       By:             /s/ STEVEN F. SCOTT
                                                            -----------------------------------------
                                                                          Steve F. Scott
                                                                        President and CEO
                                                                    (Chief Executive Officer)

                                                                         /s/ JOHN WATKINS
                                                            -----------------------------------------
                                                                           John Watkins
                                                                            Controller
                                                                  (Principal Accounting Officer)