Form 10-Q
period 2000-08-27
ADVANCED MATERIALS GROUP INC
filed 2000-10-11
CIK 806514

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 27, 2000.
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-16401

                            ------------------------

                         ADVANCED MATERIALS GROUP, INC.

       (Exact name of small business issuer as specified in its charter)

            NEVADA                        33-0215295
 (State or other jurisdiction          (I.R.S. Employer
     of incorporation or              Identification No.)
        organization)

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

     COMMON STOCK, $.001 PAR VALUE, 8,626,055 SHARES AS OF August 27, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP,INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS
                         PART I. FINANCIAL INFORMATION

                                                                                        PAGE
ITEM 1.                 CONSOLIDATED FINANCIAL STATEMENTS:

                        Consolidated Statements of Operations for the three and nine months ended August 27, 2000 and August 29, 1999
                        (unaudited).................................................         3

                        Consolidated Balance Sheets at August 27, 2000 (unaudited)
                        and November 30, 1999.......................................         4

                        Consolidated Statements of Cash Flows for the nine months
                        ended August 27, 2000 and August 29, 1999 (unaudited).......         5

                        Notes to Consolidated Financial Statements..................         6

ITEM 2.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................         9

ITEM 3.                 Quantitative and Qualitative Disclosures about Market
                        Risk........................................................        13

                                         PART II. OTHER INFORMATION

ITEM 1.                 Legal Proceedings...........................................        14

ITEM 6.                 Exhibits and Reports on Form 8-K............................        14

                        Signatures..................................................        15

PART I--FINANCIAL INFORMATION

ITEM I--CONSOLIDATED FINANCIAL STATEMENTS

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                        AUGUST 27, 2000   AUGUST 29, 1999   AUGUST 27, 2000   AUGUST 29, 1999
                                             2000              1999              2000              1999
                                        ---------------   ---------------   ---------------   ---------------
Net sales.............................    $10,491,000       $ 7,737,000       $30,215,000       $24,176,000
Cost of sales.........................      8,877,000         7,291,000        25,535,000        21,359,000
                                          -----------       -----------       -----------       -----------
Gross profit..........................      1,614,000           446,000         4,680,000         2,817,000
                                          -----------       -----------       -----------       -----------
Operating expenses:
  Selling, general and
    administrative....................      1,173,000         1,301,000         3,318,000         3,483,000
  Depreciation and amortization.......         74,000            57,000           207,000           160,000
                                          -----------       -----------       -----------       -----------
Total operating expenses..............      1,247,000         1,358,000         3,525,000         3,643,000
                                          -----------       -----------       -----------       -----------
Income (loss) from operations.........        367,000          (912,000)        1,155,000          (826,000)
Other income (expense):
  Interest expense....................       (126,000)         (175,000)         (376,000)         (343,000)
  Foreign exchange gain...............         45,000             8,000            46,000            19,000
  Other, net..........................        (26,000)          (20,000)          (48,000)          (63,000)
                                          -----------       -----------       -----------       -----------
    Total other income and expenses...       (107,000)         (187,000)         (378,000)         (387,000)
Income (loss) before income taxes.....        260,000        (1,099,000)          777,000        (1,213,000)
Income tax expense....................             --                --                --                --
                                          -----------       -----------       -----------       -----------
Net income (loss).....................    $   260,000       $(1,099,000)          777,000       $(1,213,000)
                                          ===========       ===========       ===========       ===========
Basic earnings per common share.......    $      0.03       $     (0.13)             0.09       $     (0.14)
                                          ===========       ===========       ===========       ===========
Diluted earnings per common share.....    $      0.03       $     (0.13)             0.09       $     (0.14)
                                          ===========       ===========       ===========       ===========
Basic weighted average common shares
  outstanding.........................      8,622,722         8,557,888         8,586,833         8,594,591
                                          ===========       ===========       ===========       ===========
Diluted weighted average common shares
  outstanding.........................      8,745,199         8,557,888         8,822,770         8,594,591
                                          ===========       ===========       ===========       ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                     AUGUST 27, 2000 AND NOVEMBER 30, 1999

                                                                 2000          1999
                                                              -----------   -----------
                                                              (UNAUDITED)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   312,000   $   496,000
  Accounts receivable, net..................................    7,435,000     7,238,000
  Inventories, net..........................................    5,105,000     3,857,000
  Income tax receivable.....................................       32,000       261,000
  Deferred income taxes.....................................      337,000       337,000
  Prepaid expenses and other................................      138,000       172,000
                                                              -----------   -----------
    Total current assets....................................   13,359,000    12,361,000
                                                              -----------   -----------
Property and equipment, net.................................    2,708,000     2,507,000
Goodwill, net...............................................      467,000       514,000
Deferred income taxes.......................................      473,000       473,000
Other assets................................................      291,000       237,000
                                                              -----------   -----------
    Total assets............................................  $17,298,000   $16,092,000
                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 5,823,000   $ 4,448,000
  Income taxes payable......................................      301,000       308,000
  Accrued liabilities.......................................      900,000     1,130,000
  Net obligations of discontinued operations................      667,000       677,000
  Deferred income...........................................      267,000       337,000
  Line of credit............................................    3,234,000     3,823,000
  Current portion of long-term obligations..................      313,000       282,000
                                                              -----------   -----------
    Total current liabilities...............................   11,505,000    11,005,000
  Term loan.................................................      286,000       396,000
  Convertible debentures....................................      405,000       405,000
  Deferred compensation.....................................    1,056,000     1,056,000
  Other.....................................................      195,000       243,000
                                                              -----------   -----------
    Total liabilities.......................................   13,447,000    13,105,000
                                                              -----------   -----------
Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares
    authorized no shares issued and outstanding.............           --            --
  Common stock-$.001 par value; 25,000,000 shares
    authorized; 8,626,055 and 8,519,055 shares issued and
    outstanding at August 27, 2000 and November 30, 1999,
    respectively............................................        9,000         9,000
  Additional paid-in capital................................    7,074,000     6,987,000
  Accumulated deficit.......................................   (3,232,000)   (4,009,000)
                                                              -----------   -----------
    Total stockholders' equity..............................    3,851,000     2,987,000
                                                              -----------   -----------
  Total liabilities and stockholders' equity................  $17,298,000   $16,092,000
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED
                                                              AUGUST 27,2000   AUGUST 29,1999
                                                              --------------   --------------
Cash flows from operating activities:
  Net income (loss).........................................    $  777,000      $(1,213,000)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities
    Depreciation............................................       755,000          661,000
    Amortization............................................        47,000           48,000
    Provision for bad debt..................................            --               --
    Provision for obsolete inventory........................       (45,000)          75,000
    Discontinued operations.................................       (10,000)         (58,000)
    Interest and other on deferred compensation.............       110,000           90,000
    Deferred income.........................................       (70,000)          71,000
    Changes in operating assets and liabilities:
      Accounts receivable -- trade..........................      (197,000)         524,000
      Income taxes receivable...............................       229,000               --
      Inventories...........................................    (1,203,000)        (955,000)
      Prepaid expenses and other............................       (20,000)         222,000
      Accounts payable and accrued liabilities..............     1,144,000           71,000
      Deferred income taxes.................................            --               --
      Income taxes payable..................................        (7,000)         (48,000)
                                                                ----------      -----------
    Net cash provided by (used in) operating activities.....     1,510,000         (512,000)
                                                                ----------      -----------
  Cash flows from investing activities:
    Purchases of property and equipment.....................      (956,000)        (883,000)
    Other assets............................................        28,000         (143,000)
                                                                ----------      -----------
    Net cash used in investing activities...................      (928,000)      (1,026,000)
                                                                ----------      -----------
  Cash flows from financing activities:
    Purchase and retirement of common stock.................            --         (267,000)
    Exercise of common stock options........................        60,000               --
    Net borrowings under line of credit.....................      (589,000)       1,134,000
    Borrowings under term loan..............................      (110,000)         281,000
    Proceeds received from capitalized financing............        25,000          323,000
    Payments on capital lease obligations...................       (48,000)         (23,000)
    Payments on deferred compensation.......................       (91,000)         (23,000)
    Payments on capitalized financing.......................       (13,000)         (15,000)
                                                                ----------      -----------
    Net cash provided by (used in) financing activities.....      (766,000)       1,410,000
                                                                ----------      -----------
    Net change in cash and cash equivalents.................      (184,000)        (128,000)
  Cash and cash equivalents, beginning of period............       496,000          528,000
                                                                ----------      -----------
  Cash and cash equivalents, end of period..................    $  312,000      $   400,000
                                                                ==========      ===========
  Supplemental disclosures of cash flow information
    Cash paid during the period for:
      Interest..............................................    $  135,000      $    73,000
                                                                ==========      ===========
      Income taxes..........................................    $       --      $        --
                                                                ==========      ===========

          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

    These accompanying consolidated financial statements and related notes are unaudited. However, in the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. These interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. The interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2) INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market.

    Inventories consisted of the following:

                                                        AUGUST 27, 2000   NOVEMBER 30, 1999
                                                        ---------------   -----------------
Raw Materials.........................................    $3,621,000         $2,700,000
Work-in-process.......................................       468,000            624,000
Finished Goods........................................     1,137,000            699,000
                                                          ----------         ----------
 ......................................................     5,226,000          4,023,000
Less allowance for obsolete inventory.................      (121,000)          (166,000)
                                                          ----------         ----------
 ......................................................    $5,105,000         $3,857,000
                                                          ==========         ==========

3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the August 29, 1999 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income (loss) for the three months and nine months ended August 27 and August 29 are as follows:

                                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                              -----------------------------   -----------------------------
                                              AUG. 27, 2000   AUG. 29, 1999   AUG. 27, 2000   AUG. 29, 1999
                                              -------------   -------------   -------------   -------------
BASIC EPS:
Net income (loss)...........................    $ 260,000      $(1,099,000)     $ 777,000      $(1,213,000)
Denominator: Weighted average common shares
  outstanding...............................    8,622,722        8,557,888      8,586,833        8,594,591
                                                ---------      -----------      ---------      -----------
Net income (loss) per share (basic).........    $    0.03      $     (0.13)     $    0.09      $     (0.14)
                                                =========      ===========      =========      ===========
DILUTED EPS:
Net income (loss)...........................    $ 260,000      $(1,099,000)     $ 777,000      $(1,213,000)
                                                ---------      -----------      ---------      -----------
Denominator: Weighted average common shares
  outstanding...............................    8,622,722        8,557,888      8,586,833        8,594,591
Common equivalent shares outstanding
  (options and warrants)....................      470,717               --        736,884               --
Hypothetical shares repurchased at average
  market price
with proceeds of exercise...................     (348,240)              --       (500,947)              --
                                                ---------      -----------      ---------      -----------
Total shares................................    8,745,199        8,557,888      8,822,770        8,594,591
                                                ---------      -----------      ---------      -----------
Net income (loss) per share (diluted).......    $    0.03      $     (0.13)     $    0.09      $     (0.14)
                                                =========      ===========      =========      ===========

4) SEGMENT REPORTING

    The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the third quarter and nine months ended August 27, 2000 and August 29,1999.

FY 00 CURRENT THREE MONTHS VERSUS FY 99
    REVENUE:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................      $5,979,000        $2,809,000    $1,703,000    $10,491,000
1999..................................      $4,911,000        $1,812,000    $1,014,000    $ 7,737,000

    NET INCOME (LOSS):

                                         AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                         -----------------   -------------   -----------   ------------
2000...................................     $  (124,000)        $303,000       $ 81,000    $   260,000
1999...................................     $(1,261,000)        $235,000       $(73,000)   $(1,099,000)

    ASSETS:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................     $10,731,000        $3,347,000    $3,220,000    $17,298,000
1999..................................     $ 8,827,000        $2,382,000    $1,796,000    $13,005,000

FY 00 CURRENT NINE MONTHS VERSUS FY 99
    REVENUE:

                                        AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                        -----------------   -------------   -----------   ------------
2000..................................     $17,832,000        $7,683,000    $4,700,000    $30,215,000
1999..................................     $16,641,000        $5,707,000    $1,828,000    $24,176,000

    NET INCOME (LOSS):

                                         AMI-US OPERATIONS   AMI-SINGAPORE   AMI IRELAND   CONSOLIDATED
                                         -----------------   -------------   -----------   ------------
2000...................................     $  (410,000)       $1,028,000     $ 159,000    $   777,000
1999...................................     $(1,550,000)       $  666,000     $(329,000)   $(1,213,000)

5) CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10-K.

6) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes account and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. The statement,as amended, for fiscal years beginning after June 15, 2000. ADMG will adopt the standard no later than the first quarter of fiscal year 2001 and is in the process of determining the impact that adoption will have on its consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin is effective no later than the first quarter of ADMG's fiscal year 2001. ADMG is in the process of determining the impact that adoption will have on its consolidated financial statements.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL INFORMATION (UNAUDITED).

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

RESULTS OF OPERATIONS

FY 00 CURRENT THREE MONTHS VERSUS FY 99

    Net revenue for the third quarter ended August 27, 2000 was $10,491,000, an increase of 35.6% from the same period of fiscal 1999. The increase in net revenues for the third quarter of fiscal 2000 is primarily attributable to higher volumes.

    Cost of sales as a percentage of net revenue was 84.6 percent for the third quarter of fiscal 2000, compared to 94.2 percent for the third quarter of fiscal 1999, a 9.6 percentage point decrease. The decrease in cost of sales for the third quarter of fiscal 2000, compared to the third quarter of fiscal 1999, is primarily due to volume increases, the reduction of manufacturing fixed costs as a result of the Company's expansion in Ireland and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

    Operating expenses as a percentage of net revenue were 11.2 percent for the third quarter of fiscal 2000, compared to 16.8 percent for the third quarter of fiscal 1999, a 5.6 percentage point decrease. Increases in operating expenses at the Company's Ireland subsidiary, for the third quarter of fiscal 2000, compared to the third quarter of fiscal 1999, were offset by decreases in the U.S. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    Interest expense for the third quarter of fiscal 2000 was $126,000 a decrease of $49,000, compared to the third quarter of fiscal 1999. The decrease is attributable to a one time adjustment to the deferred compensation interest rate in the third quarter of fiscal 1999.

    Net income for the third quarter of fiscal 2000 was $260,000, compared to net loss of $(1,099,000) for the third quarter of 1999. Basic income per share for the third quarter of fiscal 2000 was three cents per share on a weighted average of 8.6 million shares, compared to a minus three cents on a weighted average of 8.6 million shares for the third quarter of fiscal 1999. Diluted income per share for the third quarter of fiscal 2000 was three cents per share on a weighted average of 8.7 million shares.

FY 00 CURRENT NINE MONTHS VERSUS FY 99

    Net revenue for the nine months ended August 27, 2000 was $30,215,000, an increase of 25.0% from the same period of fiscal 1999. The increase in net revenues for the nine months of fiscal 2000 is primarily attributable to higher volumes.

    Cost of sales as a percentage of net revenue was 84.5 percent for the nine months of fiscal 2000, compared to 88.3 percent for the nine months of fiscal 1999, a 3.8 percentage point decrease. The decrease in cost of sales for the nine months of fiscal 2000, compared to the nine months of fiscal 1999, is primarily due to higher sales volume, cost savings from capacity reductions in the U.S. and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

    Operating expenses as a percentage of net revenue were 11.0 percent for the nine months of fiscal 2000, compared to 14.4 percent for the nine months of fiscal 1999, a 3.4 percentage point decrease. Operating expenses were essentially unchanged for the nine months of fiscal 2000, compared to operating expenses for the nine months of fiscal 1999. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    Interest expense for the nine months of fiscal 2000 was $376,000 an increase of $33,000, compared to the nine months of fiscal 1999. The increase is attributable to higher interest rates and higher average loan balances.

    Net income for the nine months of fiscal 2000 was $777,000, compared to net loss of $(1,213,000) for the nine months of 1999. Basic income per share for the nine months of fiscal 2000 was nine cents per share on a weighted average of
8.6 million shares, compared to basic loss per share of fourteen cents on a weighted average of 8.6 million shares for the nine months of fiscal 1999. Diluted income per share for the nine months of fiscal 2000 was nine cents per share on a weighted average of 8.8million shares.

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

AMI-U.S. OPERATIONS

    Net revenue for the third quarter and nine months ended August 27, 2000 was $5,979,000 and $17,832,000 respectively, compared to net revenue for the third quarter and nine months ended August 29, 1999 of $4,911,000 and $16,641,000 respectively. Net losses for the third quarter and nine months ended August 27, 2000 was $(124,000) and $(410,000) respectively, compared to net losses for the second quarter and nine months of $(1,261,000) and $(1,550,000) respectively, for the third quarter and nine months ended August 29, 1999.

AMFSC-SINGAPORE

    Net revenue for the third quarter and nine months ended August 27, 2000 was $2,809,000 and $7,682,000 respectively, compared to net revenue for the third quarter and nine months ended August 29, 1999 of $1,812,000 and $5,707,000 respectively. The increase in net revenues for the third quarter and nine months of fiscal 2000 is primarily attributable to the recovering economies in the Pacific Rim and higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the third quarter and nine months ended August 27, 2000 was $303,000 and $1,028,000 respectively, compared to net income for the third quarter and nine months ended August 29, 1999 of $235,000 and $666,000 respectively.

AML-IRELAND

    Net revenue for the third quarter and nine months ended August 27, 2000 was $1,703,000 and $4,700,000 respectively, compared to net revenue for the third and nine months ended August 29, 1999 of $1,014,000 and $1,828,000 respectively. The increase in net revenues for the third quarter and nine months of fiscal 2000 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the third quarter and nine months ended August 27, 2000 was $81,000 and $159,000 respectively, compared to net loss for the third quarter and nine months ended August 29, 1999 of $(73,000) and $(329,000) respectively.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents were $312,000 at August 27, 2000 compared with $496,000 at November 30, 1999. During the third quarter cash flows from operating activities were used to pay down short- and long-term debt and purchase property, plant and equipment.

    Operating activities generated $1,510,000 of cash during the first nine months of fiscal 2000 compared with a cash use of $512,000 in the corresponding period in fiscal 1999. The increase in cash generated in fiscal 2000 resulted primarily from operations and increase in accounts payable.

    Inventory as a percentage of net revenue was 16.9% at August 27, 2000 compared with 14.2% at the end of the third quarter of fiscal 1999 and 9.2% as of November 30, 1999, as a result of increased inventory levels to support the sales growth in Ireland. Trade receivables as a percentage of net revenue were 24.6% at August 27, 2000 compared with 18.4% at the end of the third quarter of fiscal 1999 and 17.2% as of November 30, 1999.

    Capital expenditures were $466,000 for the third quarter of fiscal 2000, compared to $248,000 for the corresponding period in fiscal 1999. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the third quarter of fiscal 2000 decreased by $1,024,000.

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

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On September 14, 2000, the United States District Court for the Central District of California entered a final judgment in favor of Advanced Materials Group, Inc. (AMG) on the complaint filed by AMG for a judicial declaration that it has no liability for any debts or obligations of Condor Utilities
Products, Inc. (Condor), a wholly owned subsidiary of AMG which has now ceased operations. This includes a certain judgment obtained against Condor in 1998 in favor of the former suppliers of Condor, Vern and Shirley Auten, arising out of litigation which preceded the purchase of Condor by AMG in 1993. Evidence presented to the Court indicated that Condor has no other unpaid trade obligations or debts.

    The Autens claimed that AMG was the "alter ego" of Condor, and therefore was obliged to pay the outstanding judgment against Condor. The Court reviewed extensive expert accounting testimony indicating that the financial and corporate relationship between AMG and Condor was entirely proper and complied with all corporate and accounting requirements. Based on this evidence, the Court ruled that as a matter of law AMG has no financial responsibility to pay the Auten judgment, or any other debt or obligation of Condor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.01  Financial Data Schedule

    (b) Reports on Form 8-K

       Changes in Registrant's Certifying Accountant

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 11, 2000                                ADVANCED MATERIALS GROUP INC.

                                                       By:              /s/ STEVE F. SCOTT
                                                            -----------------------------------------
                                                                          Steve F. Scott
                                                                        President and CEO
                                                                    (Chief Executive Officer)

                                                       By:               /s/ JOHN WATKINS
                                                            -----------------------------------------
                                                                           John Watkins
                                                                            Controller
                                                                  (Principal Accounting Officer)