Form 10-K405
period 2000-11-30
ADVANCED MATERIALS GROUP INC
filed 2001-02-28
CIK 806514

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal year ended November 30, 2000.

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from                 to

                           COMMISSION FILE NO. 0-16401

                                   -----------

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

                                   -----------

Registrant's telephone number, including area code: (310) 537-5444

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         There were 8,671,272 shares of the registrant's voting common stock with a par value of $0.001 outstanding at February 5, 2001. The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant on February 5, 2001 was $4,074,979.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3), the definitive proxy statement relating to the registrant's 2001 Annual Meeting of Shareholders is incorporated by reference in Part III to the extent described therein.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Advanced Materials Group, Inc. (the "Company"), through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a forty-five year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. Advanced Materials Foreign Sales Corporation Ltd. ("AM FSC") was formed in Fiscal Year 1997 ("FY97") as a wholly-owned subsidiary of AM to conduct the same business activities in the Asian market. Advanced Materials Ltd. ("AM Ltd."), was formed in FY97 as a wholly-owned subsidiary of the Company to conduct the same business activities in the European market.

         The Company, which was formerly known as Far West Ventures, Inc., was incorporated in Nevada in October 1986. The Company was inactive from January 1990 until April 1993, when it acquired AM. AM had previously been formed as a California corporation in August 1992 for the purpose of acquiring the assets of the General Foam Products division of Wilshire Technologies, Inc. ("WTI"). The assets acquired by AM constituted a portion of the business and assets previously acquired by WTI from Wilshire Foam Products, Inc. in November 1990.

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

         In April 1993, AM effected a reverse acquisition of the Company (formerly known as Far West Ventures, Inc.). In connection with the transaction, the Company issued 5,030,160 shares of its Common Stock to the shareholders of AM.

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

         The Company's long-term strategy is to penetrate foreign marketplaces by establishing fabrication plants in such areas as Singapore, Ireland and Mexico. Two fabrication plants, located in Ireland and Singapore, respectively, began production in fiscal 1998. The Ireland facility operates as AM Ltd., a wholly owned subsidiary of Advanced Materials Group, Inc. The Company formed Advanced

Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of AM to enter into a strategic manufacturing agreement in Singapore. AM FSC Ltd. has entered into a ten-year agreement with Foamex Asia. ("Foamex"). Terms of the agreement call for AM FSC to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex's Singapore facility. The Company's long-term strategy also includes the identification and acquisition of undervalued entities, which will add strategic and economic value to the Company's product line and competitive positioning.

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

MANUFACTURING

         AM currently has two fabrication facilities located in Rancho Dominguez, California and Dallas, Texas. The Rancho Dominguez facility is approximately 56,000 square feet and the Dallas facility is approximately 80,000 square feet. The two facilities serve different geographical markets. The Rancho Dominguez facility services a region consisting of the Western United States, Northwestern Mexico and the Pacific Rim area. The Dallas facility primarily services customers in the Southwestern United States and the central and northeast border area of Mexico. The Rancho Dominguez and Dallas facilities have substantially the same equipment. A substantial amount of the equipment has been designed and constructed by AM. The Rancho Dominguez and Dallas facilities each maintain a separate sales and production staff, while administration is centralized in the Rancho Dominguez facility.

         AM Ltd. is leasing approximately 37,500 square feet of space in Dublin, Ireland. The facility serves as the Company's European headquarters and has substantially the same equipment as in the U.S. facilities.

         AM FSC has a strategic manufacturing agreement in Singapore with Foamex. Terms of the agreement call for AM FSC to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex's Singapore facility

         AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process that involves heating a foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM currently produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process that involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM currently produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process that involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a "glue" layer to the fabric. AM currently uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM currently produces caulking and sealing foam tape using this process. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. AM currently produces a variety of products such as electrosurgical pads, EKG pads, diagnostic swabs and artificial fingernail adhesive tabs with its die cutting equipment. Slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.


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

         AM manufactures its products for its industrial customers pursuant to customer purchase orders, most of which provide for multiple shipping release dates. This system enables AM to plan raw material purchases and production scheduling. For it's largest accounts, AM will produce a two to four-week supply of products and stock them for quick delivery.

QUALITY CONTROL

         AM is ISO 9002 certified at all of it's facilities and QS 9000 certified at it's Rancho Dominguez and Dallas facilities. It also maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AM also maintains procedures for conducting quality compliance surveys of its major suppliers. AM has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. AM has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

SUPPLIERS

         AM purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. The Company's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2000, 1999 and 1998 supplied approximately 62%, 62% and 60%, respectively, of AM's raw materials' requirement. Foamex provides all of the raw materials for the Company's sales into Singapore. Voltek supplied approximately 11% of AM's raw material requirements in 1998.

         AM is an authorized fabricating distributor of a number of raw material suppliers, including Foamex, Voltek, Avery Dennison (pressure sensitive adhesives), Zotefoam (cross linked polyethylenes) and Rogers (cast urethanes). Management believes that these supply arrangements, many of which have been active for 25 years or more, provide AM with a diverse mix of raw materials at the best available prices. AM purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to AM could adversely affect AM's ability to manufacture and deliver products on a timely and competitive basis. AM purchases its raw materials on standard credit terms and considers its relationship with its suppliers to be good.

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

         AM's twelve full-time salesmen make sales in the United States on a direct basis. Seven salesmen are in the field and five salesmen provide inside sales support. The seven field salesmen receive a base salary plus a commission and the five inside salesmen receive a salary. AM Ltd. has two full-time salesmen who concentrate on the European market. AM's domestic sales as a percentage of total sales were approximately 58%, 66% and 92% for fiscal years 2000, 1999 and 1998, respectively.

         AM currently does business in a number of foreign regions including Asia, Europe, South America and the Middle East. Foreign sales, which accounted for approximately 42%, 34% and 8% of fiscal 2000, 1999 and 1998 sales, respectively, are made on a direct basis and through sales agents who receive commissions.

         Total revenue attributable to each geographic area into which the Company has sales is included in Note 13 in Notes to Consolidated Financial Statements included herein.

         AM relies primarily upon referrals by its customers and vendors and the activities of its salesmen for new business. AM advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AM also participates in industrial design and engineering trade shows as a means of marketing its products.

BACKLOG

         AM manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders in the backlog may be cancelled under certain conditions without significant penalty. At November 30, 2000, 1999 and 1998, AM's backlog of orders was approximately $7,883,000, $6,207,000 and $8,248,000, respectively.

CUSTOMERS

         AM generally sells its products pursuant to customer purchase orders. There can be no assurance that any such customers will continue to purchase products from AM in the future. These customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence upon one customer or one market sector. However, Hewlett Packard accounted for 53%, 41% and 39% of consolidated revenues for the year ended November 30, 2000, 1999 and 1998 respectively. While AM has acquired new customers as well as orders for new products from existing customers, the loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard could have an adverse effect on AM's business

         AM's prices are competitive with other fabricators of custom materials. AM sales are typically made on terms, which require payment of the net amount due in 30 days.

         AM's domestic customers are located primarily in the West, Southwest and Southeast regions of the United States. For bulky, low value products, high freight costs on long distance shipments from AM's Rancho Dominguez and Dallas facilities make it difficult for AM to be competitive in other regions of the United States or internationally.

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

COMPETITION

         The custom materials fabrication industry in which AM competes is highly competitive. The number of competitors and the Company's competitive position are not known or reasonably available. High barriers to entry and fragmented competition characterize the industry. Barriers to entry are high because most of the products must be produced by customized, proprietary equipment which is designed and/or built in-house and cannot be produced with standard equipment. Most of the Company's competitors are small, privately held companies, which generally specialize in only one product or process. Three of the Company's principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Foam Molders. AM competes primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products.

         Current competitors or new market entrants could introduce new or enhanced products with features, which render AM's products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AM to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry. There can be no assurance that AM will be able to keep pace with the technological demands of the market place or successfully develop new products, which are in demand by the industry.

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

EMPLOYEES

         As of November 30, 2000, the Company and its subsidiaries had 137 full-time employees, of whom 63 were located at AM's Rancho Dominguez, California facility, 31 were located at AM's Dallas, Texas facility, 2 were located at AM's Portland, OR warehouse, 1 was located at AM's Denver, Colorado office, and 40 were located at the Company's Ireland subsidiary. Of the Company's full-time employees, 94 are employed in manufacturing, 14 are in sales, 23 perform general and administrative functions and 6 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of November 30, 2000, the number of contract workers being utilized by the Company was approximately 117.

         None of the employees of the Company or its subsidiaries are presently represented by a labor union and the Company's management considers the relationship of the Company and its subsidiaries with its employees to be good.

ITEM 2. PROPERTIES.

         The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California, approximately 82,600 square feet of manufacturing and office space in Dallas, Texas, approximately 14,600 square feet of warehouse space in Portland, Oregon and approximately 3,700 square feet in Denver, Colorado. The Company pays rent of approximately $22,400 per month under its Rancho Dominguez lease, approximately $27,500 per month under its Dallas lease, approximately $7,700 under its Portland leases and approximately $1,600 under its Denver lease. The Rancho Dominguez lease expires May 2002, the Dallas lease expires in November 2005, the Portland leases expires July 2001 and the Denver lease expires in July 2001.

         The Company's Ireland subsidiary, AM Ltd., leases approximately 37,500 square feet of manufacturing and office space in Dublin, Ireland. AM Ltd. pays rent of approximately 9,750 Irish Pounds per month (equivalent to approximately $12,790 per month at November 30, 2000) and the lease expires in February 2003.

ITEM 3. LEGAL PROCEEDINGS.

         In October 1996, the Company was notified that it had been named in a bodily injury lawsuit pending in the 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AM supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as: (1) AM was not incorporated at the time of such implants; (2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such "wipers"; and, (4) there are two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, have a marked adverse effect on the Company's financial condition.

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

         On October 5, 1998, a jury entered a partial verdict finding that Condor had breached the supply contract. A judgment in the amount of $382,500 was entered in favor of the plaintiffs. In response to a motion by the plaintiffs the court, on December 22, 1998 awarded attorneys' fees in the amount of $266,000. Condor recorded a provision in the amount of $975,000, which also included estimated interest on the award.

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

         The sellers of Condor had agreed to indemnify the Company and Condor with respect to any potential liability from the alleged breach of contract. Condor has determined that it will be unable to collect against the indemnification agreement. Since the assets of Condor are not sufficient to pay the full amount of the award, Condor attempted to reach a settlement with the plaintiffs but was unable to do so. The plaintiffs then asserted a claim against the Company under principles of alter ego and related theories of liability.

         On January 7, 1998 the Company filed suit in the Superior Court of California, County of Los Angeles, against a former employee of Condor for breach of promissory note and money lent. On March 9, 1998 the former employee of Condor filed a cross-complaint in the Superior Court of California, County of Los Angeles, for damages and declaratory relief. The cross-complaint alleges that the Company breached an Employment Agreement with the former employee and claims damages. On October 20, 1998 the parties reached an agreement of settlement and general release.

              On September 14, 2000 the United States District Court for the Central District of California entered a final judgment in favor of the Company on the complaint filed by the Company for a judicial declaration that it has no liability for any debts or obligations of Condor Utilities Products, Inc. (Condor), a wholly owned subsidiary of the Company which has now ceased operations. This includes a certain judgment against Condor in 1998 in favor of the former suppliers of Condor, Vern and Shirley Auten, arising out of litigation, which preceded the purchase of Condor by the Company in 1993. Evidence presented to the Court indicated that Condor has no other unpaid trade obligations or debts.

         In February 2001, the claim against the Company under the principles of alter ego and related theories of liability was dismissed by the Court of Appeals. As of fiscal year end 2000, the Company reversed the $975,000 provision for liability relating to the litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock traded on the NASDAQ Small-Cap Stock Market ("NASDAQ") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company's common stock was delisted from NASDAQ and has traded on the NASD-regulated OTC-Bulletin Board ("Bulletin Board") under the symbol "ADMG.OB." The high and low closing prices for the common stock for the past two fiscal years as reported by NASDAQ and the Bulletin Board are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal 2000                                   High       Low     Fiscal 1999                                   High       Low
-----------                                   ----       ---     -----------                                   ----       ---

Fourth Quarter.............................   $1 1/8     $ 5/8   Fourth Quarter............................  $1 5/32     $ 11/16
Third Quarter..............................   $1         $ 5/8   Third Quarter.............................  $1 13/32    $1
Second Quarter.............................   $1 5/8     $ 25/32 Second Quarter............................  $1 7/32     $ 27/32
First Quarter..............................   $1 23/32   $  3/4  First Quarter.............................  $1 17/32    $1



         There were approximately 1,200 shareholders of record as of February 5, 2001.

         The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Years Ended November 30,                               2000             1999            1998             1997            1996
                                                    ------------    -------------    ------------     ------------    ------------

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Net sales                                       $  40,329,000   $   34,798,000   $  28,916,000    $  28,898,000   $  17,133,000
Cost and expenses:
  Cost of sales                                      34,152,000       30,257,000      22,513,000       21,460,000      14,044,000
  Selling, general and administrative                 4,463,000        4,528,000       4,027,000        3,554,000       2,526,000
  Write-off of start-up costs                                 -                -         608,000                -               -
  Write-off of capitalized license                            -                -         158,000                -               -
  Write-down of goodwill                                      -                -         909,000                -               -
  Interest expense                                      523,000          504,000         298,000          211,000         561,000
  Depreciation and amortization                         286,000          220,000         322,000          369,000         369,000
  Other, net                                            126,000          163,000         247,000          124,000          11,000
                                                    ------------    -------------    ------------     ------------    ------------
   Total costs and expenses                          39,550,000       35,672,000      29,052,000       25,718,000      17,511,000
                                                    ------------    -------------    ------------     ------------    ------------
Other income:
  Realized gain on sale of securities                         -                -               -          139,000       4,310,000
  Gain on forgiveness of debt                                 -                -               -                -         508,000
                                                    ------------    -------------    ------------     ------------    ------------
Income (loss) from continuing operations                779,000         (874,000)       (166,000)       2,873,000       4,252,000
  before income taxes
Income tax expense                                      273,000                -         538,000          180,000         162,000
                                                    ------------    -------------    ------------     ------------    ------------
Income (loss) from continuing operations                506,000         (874,000)       (704,000)       2,693,000       4,090,000
Net income (loss) from discontinued operations          667,000                -      (1,627,000)         223,000          94,000
                                                    ------------    -------------    ------------     ------------    ------------

Net income (loss)                                 $   1,173,000   $     (874,000)  $  (2,331,000)   $   2,916,000   $   4,184,000
                                                    ============    =============    ============     ============    ============

Net income (loss) per share from continuing
  operations:
  Basic                                           $        0.06   $        (0.10)  $       (0.08)   $        0.32   $        0.39
                                                    ============    =============    ============     ============    ============
  Diluted                                         $        0.06   $        (0.10)  $       (0.08)   $        0.29   $        0.39
                                                    ============    =============    ============     ============    ============

Net income (loss) per share:
  Basic                                           $        0.14   $        (0.10)  $       (0.27)   $        0.30   $        0.40
                                                    ============    =============    ============     ============    ============
  Diluted                                         $        0.13   $        (0.10)  $       (0.27)   $        0.27   $        0.39
                                                    ============    =============    ============     ============    ============

CONSOLIDATED BALANCE SHEET DATA:
Working capital                                   $   3,169,000   $    1,356,000   $   2,055,000    $   3,505,000   $   4,266,000
Total assets                                      $  18,365,000   $   16,092,000   $  12,682,000    $  12,601,000   $  13,661,000
Total liabilities                                 $  14,074,000   $   13,105,000   $   8,565,000    $   6,265,000   $   7,091,000
Stockholders' equity                              $   4,291,000   $    2,987,000   $   4,117,000    $   6,336,000   $   6,570,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR FISCAL 2000 COMPARED WITH 1999 AND 1999 COMPARED WITH 1998

              THE COMPANY'S REVENUE from continuing operations, for the fiscal year ended November 30, 2000 was $40.3 million, an increase of 15.9% compared to fiscal 1999. Revenues from the Singapore strategic manufacturing venture grew to $10,046,000 in fiscal 2000 from $8,409,000 in 1999. Revenues in Ireland grew to $6,979,000 in fiscal 2000 from $3,313,000 in 1999. Revenues from U.S. operations increased to $23,304,000 in fiscal 2000 from $23,076,000 in 1999. Revenue from continuing operations, for the fiscal year ended November 30, 1999 was $34.8 million, an increase of 20.3% compared to fiscal 1998. Revenues from the Singapore strategic manufacturing venture grew to $8,409,000 in fiscal 1999 from $2,035,000 in 1998. Revenues in Ireland grew to $3,313,000 in fiscal 1999 from $423,000 in 1998. Revenues from U.S. operations declined to $23,076,000 in fiscal 1999 from $26,458,000 in 1998. The shift in revenues from U.S.-based plants to overseas operations is due to local sourcing requirements of a major customer. This shift first began in mid-1998. The Company's growth in revenues is primarily due to increased demand from Hewlett Packard as well as the addition of new customers.

         COST OF SALES in fiscal 2000 increased to $34,152,000 from $30,257,000 in 1999. Cost of sales in 1998 was $22,513,000. Cost of sales as a percentage of net sales was 84.7% in 2000 compared to 87.0% and 77.9% in 1999 and 1998, respectively. The Company's gross profit percentage was 15.3% in 2000, compared to 13.0% in 1999 and 22.1% in 1998. The Company has experienced significant pricing pressures during the past two years. In 1998, the Company added manufacturing capacity with expansions in Ireland and a strategic manufacturing relationship with a Company in Singapore. The improved margin in 2000 was due primarily to the shift in revenues to the overseas operations as noted above. Lower volumes at the Company's domestic locations has led to lower capacity utilization and negatively impacted labor and overhead absorption for the domestic operations. The Company has responded to declining U.S. volumes by relocating manufacturing capacity from plants in Portland, Oregon and Denver, Colorado to it's other U.S. facilities. The Company's expansion in Ireland added fixed cost to the cost of sales for 1999 and 2000. Profit sharing in the Singapore strategic manufacturing venture also added significantly to cost of sales for 1999 and 2000.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE decreased to $4,463,000 in 2000 versus $4,528,000 and $4,027,000 in 1999 and 1998, respectively. Costs were relatively unchanged when comparing 2000 to 1999. SG&A costs increased in 1999 from 1998, due primarily to the expansion of the U.S. sales force and primarily as a result of the expansion at the Company's subsidiary in Ireland.

         INTEREST EXPENSE in fiscal 2000 was $523,000 compared to $504,000 and $298,000 in 1999 and 1998, respectively. The increase in 2000 was due to higher borrowing levels and higher interest rates. In 1999 interest expense increased by $206,000 due to increased borrowings in order to support the Company's expansion in Ireland and Singapore and higher interest rates.

         INCOME TAXES were $273,000 in 2000 compared to $0 and $538,000 in 1999 and 1998, respectively. The provision for income taxes in 2000 is the tax payable for the period less the change during the period in deferred tax assets. Income taxes were $0 in 1999 due to a tax benefit from losses and a decrease in the valuation allowance relative to deferred tax assets. The Company recorded a tax provision of $538,000 in fiscal 1998 due to foreign losses without tax benefit and an increase in the valuation allowance relative to deferred tax assets.

         NET INCOME FROM CONTINUING OPERATIONS for fiscal 2000 was $506,000 compared to a net loss from continuing operations in 1999 and 1998 of $874,000 and $704,000, respectively. Fiscal 1998 results included several non-recurring items including start-up costs incurred of approximately $608,000 related to the Company's Ireland facility, a write-off of $158,000 for license rights relative to technology which has been discontinued and an impairment charge of $909,000 on goodwill associated with the discontinuance of product sales relative to the purchase of certain assets of Wilshire Technologies Inc.'s OEM Medical Products Division in 1993. Exclusive of these items, fiscal 1998 net income from continuing operations would have been $971,000.

         The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operating activities provided $1,525,000 in fiscal 2000 compared to a cash use of $1,245,000 in fiscal 1999. In 1998 operating activities generated $749,000.

         Accounts receivable and inventories increased $515,000 and $1.1 million, respectively, in 2000, primarily as a result of increased sales and foreign operations. These increases were partially offset by an increase in accounts payable and accrued liabilities of $1.3 million. Accounts receivable increased $2.1 million in 1999 as a result of shipments to Singapore, which is offset by increases to accounts payable and accrued liabilities and deferred income. Inventory, primarily in raw materials, increased $1.4 million in 1999 as a direct result of the increase in sales volume. Accounts receivable increased $1.5 million in 1998, which was also attributable to revenue growth. During the three-year period the Company experienced an increase in its concentration of credit risk as one customer, Hewlett Packard, accounted for 53%, 41% and 39% of revenue during fiscal 2000, 1999 and 1998, respectively. The same customer accounted for 43%, 29% and 34% of accounts receivable at the end of 2000, 1999 and 1998, respectively.

         The Company invested $1.1 million, $1.0 million and $1.3 million in capital equipment to start-up operations in Ireland, to support domestic product-line expansion and upgrade computer systems throughout the company, in 2000, 1999 and 1998, respectively. The Company currently has outstanding capital equipment commitments totaling $551,000.

         The Company had $1,101,000 of cash and cash equivalents at November 30, 2000. The Company's operating credit line with its primary lenders has current availability, as of February 5, 2001, of $5,000,000 with approximately $4,000,000 currently outstanding. The Company has an outstanding term loan of $422,000 as of November 30, 2000. The term loan bears interest at prime plus 1.25% (9.75% at November 30, 2000). AML has a commitment from an Irish lender to provide up to $800,000 for capital equipment expenditures. AML currently has $470,000 outstanding against this line. AML also has a commitment from an Irish bank to provide a $200,000 overdraft facility. Currently, there is no outstanding balance against this line. The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for investment, working capital requirements, capital expenditures and debt payments for the next twelve months. The Company is in compliance with its line of credit covenants as of November 30, 2000.

BUSINESS OUTLOOK

         The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

         The Company currently has sufficient orders from OEMs to believe that sales growth will continue in fiscal 2001. Ireland is expected to show substantial growth in 2001, with more modest growth projected from the Singapore strategic manufacturing venture and U.S. operations.

         Gross profit and operating profit margins are expected to improve somewhat in 2001, primarily due to the Company's consolidation of some of it's manufacturing operations in the U.S. and growth in Ireland.

         Interest expense is expected to increase in fiscal 2001 due to higher borrowing levels.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB voted to delay the effective date of SFAS 133 by one year, meaning the Company will be required to adopt this standard in fiscal 2001. The Company has not used any derivative instruments to date. Management does not anticipate that the adoption of this new standard will have significant effect on the financial position or results of operations of the Company.

        In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

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

         a) General business conditions, including a worsening economy, which might slow the overall demand for the Company's products; increased inflationary pressures, which might lead to increasing prices for raw materials, labor, and increases of interest costs based on the Company's borrowing activities.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its product in the United States, Ireland and Singapore and sells the products in those markets as well. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's functional currency has been determined to be United States dollars since the parent company funds all the capital and start-up costs, ongoing capital expenditures as well as the operating losses of the foreign subsidiaries. In addition, the majority of the sales are also denominated in United States dollars. The Company maintained the books of its Singapore operations in United States dollars and maintained the books of its Ireland operations in Irish pounds. Accordingly, the financial statements of the Irish subsidiary are remeasured to United States dollars and the translation gains or losses are reflected in the Company's statement of operations. The Company believes its exposure to translation gains and losses with respect to its foreign operations is minimal due to the stability of the foreign markets in which the Company operates.

               The Company's interest expense is most sensitive to changes in interest rates relating primarily to the Company's current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt.

  The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates (dollars in thousands):


                                                                                                              Fair
                                                                                                              Value
                                2001       2002     2003         2004      2005     Thereafter     Total     11/30/00
LIABILITIES
Line of credit.............    $ 3,585                                                             $ 3,585     $ 3,585
Avg. interest rate.........    P+1.25

Term loans.................               $ 470     $422                                           $  892      $  892
Avg. interest rate.........               LIBOR      P+1.25
                                           +2.5

Conv. Debentures...........                                     $ 405                              $  405      $  405
Avg. interest rate.........                                       7.5%


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

(a)      Financial Statements

         The Report of Independent Certified Public Accountants, the Report of Independent Auditors and the Consolidated Financial Statements listed in the "Index to Financial Statements" are filed as part of this report.

(b)  Financial Statement Schedules

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                      Deductions
                                                                                     Uncollectible
                                                                                       Accounts
                                                  Balance at        Additions          Written                        Balance at
                                                 Beginning of       Charges to       Off, Net of       Inventory        End of
                                                    Period           Expenses         Recoveries      Written Off       Period
                                                 --------------    -------------     -------------    ------------    ------------

      Year Ended November 30, 1998
         Allowance for doubtful accounts       $       100,000   $       (2,000)   $       (2,000) $           -    $     100,000
         Allowance for obsolete inventory              166,000         (113,000)                -        (24,000)          77,000
                                                 --------------    -------------     -------------    ------------    ------------

      Total                                    $       266,000   $     (115,000)   $       (2,000) $     (24,000)   $     177,000
                                                 ==============    =============     =============    ============    ============

      Year Ended November 30, 1999
         Allowance for doubtful accounts       $       100,000   $            -    $            -  $           -    $     100,000
         Allowance for obsolete inventory               77,000           89,000                 -              -          166,000
                                                 --------------    -------------     -------------    ------------    ------------

      Total                                    $       177,000   $       89,000    $            -  $           -    $     266,000
                                                 ==============    =============     =============    ============    ============

      Year Ended November 30, 2000
         Allowance for doubtful accounts       $       100,000   $            -    $            -  $           -    $     100,000
         Allowance for obsolete inventory              166,000          (10,000)                -              -          156,000
                                                 --------------    -------------     -------------    ------------    ------------

      Total                                    $       266,000   $      (10,000)   $            -  $           -    $     256,000
                                                 ==============    =============     =============    ============    ============

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Advanced Materials Group, Inc.

The audit referred to in our report dated January 26, 2001, except as to Note 14, which is as of February 15, 2001, relating to the 2000 consolidated financial statements of Advanced Materials, Group, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based upon our audit.

In our opinion, the 2000 consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                                         /s/ BDO Seidman, LLP
                                                         -----------------------
                                                         BDO SEIDMAN, LLP

Costa Mesa, California
January 26, 2001

Report of Independent Auditors




Board of Directors
Advanced Materials Group, Inc.

The audit referred to in our report dated January 21, 2000, relating to the 1999 and 1998 consolidated financial statements of Advanced Materials, Group, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the consolidated financial statement schedule. The consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based upon our audit.

In our opinion, the 1999 and 1998 consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein.



                                        /s/ Ernst & Young LLP

Orange County California
January 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 19, 2000, the Company dismissed Ernst & Young, LLP ("E&Y"), the independent accounting firm which audited the financial statements of the Company for the fiscal years ended November 30, 1999 and November 30, 1998. None of E&Y's reports on the financial statements of the Company has contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

         This dismissal was approved by the audit committee of the board of directors and the board of directors of the Company. The Company's audit committee and the board of directors formally engaged the accounting firm of BDO Seidman, LLP ("BDO Seidman") as E&Y's replacement for purposes of auditing the Company's financial statements. BDO Seidman was not consulted on any manner described in Regulation S-K Item 304(a)(2) during the Company's two most recent financial years and subsequent interim periods preceding BDO Seidman's engagement.

         During the preceding two years and any subsequent interim period preceding the dismissal of E&Y, the Company had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         None of the kinds of events listed in paragraphs (a)(1)(v)(A)-(D) of Regulation S-K Item 304 occurred during the two most recent fiscal years and any subsequent interim periods preceding E&Y's dismissal.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16() OF THE EXCHANGE ACT.

         The information required by Items 401 and 405 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee", "Report of the Audit Committee" and "Stock Performance Graph," is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 402 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee", "Report of the Audit Committee" and "Stock Performance Graph," is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 403 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee", "Report of the Audit Committee" and "Stock Performance Graph," is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 404 of Regulation S-K is set forth in the Company's 2001 Annual Meeting Proxy Statement which will be filed with the Securities and Exchange Commission not later than 120 days after November 30, 2000. The Company's 2001 Annual Meeting Proxy Statement, exclusive of the information set forth under the captions "Report of the Compensation Committee", "Report of the Audit Committee" and "Stock Performance Graph," is incorporated herein by this reference.

ITEM 14. EXHIBIT AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements, included in Part II of this report:         Page
                                                                           ----

         Report of Independent Certified Public Accountants                F-2

         Report of Independent Auditors                                    F-3

         Consolidated Statements of Operations for the years
           ended November 30, 2000, 1999 and 1998                          F-4

         Consolidated Balance Sheets for the years ended
           November 30, 2000 and 1999                                      F-5

         Statements of Stockholders' Equity for the years
           ended November 30, 2000, 1999 and 1998                          F-6

         Statements of Cash Flows for the years ended
           November 30, 2000, 1999 and 1998                                F-7

         Notes to Financial Statements                                     F-9

(a)(2)   Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts                   13

(a)(3)   Index to Exhibits:

         See Index to Exhibits included herein.

(b)      Reports on Form 8-K

         Form 8-K filed on September 22, 2000, reporting the change in the Company's certifying accountant from Ernst & Young, LLP to BDO Seidman.

(c)      Index to Exhibits.  See Index to Exhibits included herein.

                         ADVANCED MATERIALS GROUP, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                                                         Page
                                                                                                         ----

Report of Independent Certified Public Accountants                                                        F-2

Report of Independent Auditors                                                                            F-3

Consolidated Statements of Operations for the years ended November 30, 2000, 1999 and 1998                F-4

Consolidated Balance Sheets for the years ended November 30, 2000 and 1999                                F-5

Statements of Stockholders' Equity for the years ended
  November 30, 2000, 1999 and 1998                                                                        F-6

Statements of Cash Flows for the years ended November 30, 2000, 1999 and 1998                             F-7

Notes to Financial Statements                                                                             F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




                                                /s/ BDO Seidman, LLP
                                                --------------------------
                                                BDO SEIDMAN, LLP

Costa Mesa, California
January 26, 2001, except as
     to Note 14, which is as
     of February 15, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. at November 30, 1999, and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States.



Orange County, California                       /s/ Ernst & Young LLP
January 21, 2000

                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended November 30,                                                       2000                1999               1998
                                                                          ---------------     ---------------     --------------

Net sales                                                               $     40,329,000    $     34,798,000    $    28,916,000
Cost of sales (including depreciation of $592,000, $741,000 and
   $618,000 for the years ended November 30, 2000, 1999 and 1998,
   respectively)                                                              34,152,000          30,257,000         22,513,000
                                                                          ---------------     ---------------     --------------

Gross profit                                                                   6,177,000           4,541,000          6,403,000
                                                                          ---------------     ---------------     --------------

Operating expenses:
   Selling, general and administrative                                         4,463,000           4,528,000          4,027,000
   Write-off of start-up costs                                                         -                   -            608,000
   Write-off of capitalized license                                                    -                   -            158,000
   Write-down of goodwill                                                              -                   -            909,000
   Depreciation and amortization                                                 286,000             220,000            322,000
                                                                          ---------------     ---------------     --------------

Total operating expenses                                                       4,749,000           4,748,000          6,024,000
                                                                          ---------------     ---------------     --------------

Income (loss) from operations                                                  1,428,000            (207,000)           379,000

Other expense:
   Interest expense                                                             (523,000)           (504,000)          (298,000)
   Foreign exchange loss                                                         (67,000)             (5,000)           (44,000)
   Other, net                                                                    (59,000)           (158,000)          (203,000)
                                                                          ---------------     ---------------     --------------

Total other expense                                                             (649,000)           (667,000)          (545,000)

Income (loss) from continuing operations before income taxes                     779,000            (874,000)          (166,000)
Income tax expense                                                               273,000                   -            538,000
                                                                          ---------------     ---------------     --------------

Income (loss) from continuing operations                                         506,000            (874,000)          (704,000)
                                                                          ---------------     ---------------     --------------

Discontinued operations:
   (Income) loss from operations of Condor Utility Products, Inc.
     (net of income tax (benefit) of $0, $0 and $(390,000) for the
     years ended November 30, 2000, 1999 and 1998, respectively)                       -                   -         (1,405,000)
   Estimated loss on disposal of Condor Utility Products, Inc. (net
     of income tax benefit of $148,000 in 1998)                                  667,000                   -           (222,000)
                                                                          ---------------     ---------------     --------------

Net income (loss) from discontinued operations                                   667,000                   -         (1,627,000)
                                                                          ---------------     ---------------     --------------

Net income (loss)                                                       $      1,173,000    $       (874,000)   $    (2,331,000)
                                                                          ===============     ===============     ==============

Basic earnings (loss) per common share:
   Income (loss) from continuing operations                             $           0.06    $          (0.10)   $         (0.08)
   Income (loss) from discontinued operations                                          -                   -              (0.16)
   Estimated loss on disposal of Condor Utility Products, Inc                       0.08                   -              (0.03)
                                                                          ---------------     ---------------     --------------

Net income (loss) per share                                             $           0.14    $          (0.10)   $         (0.27)
                                                                          ===============     ===============     ==============

Diluted earnings per common share:
   Income (loss) from continuing operations                             $           0.06    $          (0.10)   $         (0.08)
   Income (loss) from discontinued operations                                          -                   -              (0.16)
   Estimated loss on disposal of Condor Utility Products, Inc                       0.07                   -              (0.03)
                                                                          ---------------     ---------------     --------------

Net income (loss) per share                                             $           0.13    $          (0.10)   $         (0.27)
                                                                          ===============     ===============     ==============

Basic weighted average common shares outstanding                               8,599,723           8,581,630          8,717,609
                                                                          ===============     ===============     ==============

Diluted weighted average common shares outstanding                             8,784,412           8,581,630          8,717,609
                                                                          ===============     ===============     ==============
                            See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS


November 30,                                                                                      2000                1999
                                                                                             ----------------    ----------------

                                         ASSETS

Current assets:
   Cash and cash equivalents                                                               $       1,101,000   $         496,000
   Accounts receivable, net of allowance for doubtful accounts of $100,000 as of
     November 30, 2000 and 1999                                                                    7,753,000           7,238,000
   Inventories, net of allowance for obsolescence of $156,000 and $166,000 as of
     November 30, 2000 and 1999, respectively                                                      4,962,000           3,857,000
   Income taxes receivable                                                                            32,000             261,000
   Deferred income taxes                                                                             337,000             337,000
   Prepaid expenses and other                                                                        364,000             172,000
                                                                                             ----------------    ----------------

Total current assets                                                                              14,549,000          12,361,000
                                                                                             ----------------    ----------------

Property and equipment, net                                                                        3,007,000           2,507,000
Goodwill, net of accumulated amortization of $504,000 and $441,000 as of November 30,
   2000 and 1999, respectively                                                                       451,000             514,000
Deferred income taxes                                                                                206,000             473,000
Other assets                                                                                         152,000             237,000
                                                                                             ----------------    ----------------

Total assets                                                                               $      18,365,000   $      16,092,000
                                                                                             ================    ================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                        $       5,952,000   $       4,448,000
   Accrued liabilities                                                                             1,210,000           2,115,000
   Deferred income                                                                                   273,000             337,000
   Line of credit                                                                                  3,585,000           3,823,000
   Current portion of long-term obligations                                                          360,000             282,000
                                                                                             ----------------    ----------------

Total current liabilities                                                                         11,380,000          11,005,000
                                                                                             ----------------    ----------------

   Term loans                                                                                        892,000             396,000
   Convertible debentures                                                                            405,000             405,000
   Deferred compensation, net of current portion of $234,000 and $203,000 at
     November 30, 2000 and 1999, respectively                                                      1,056,000           1,056,000
   Capital lease obligations, net of current portion of $126,000 and $79,000 at
     November 30, 2000 and 1999, respectively                                                        341,000             243,000
                                                                                             ----------------    ----------------

Total liabilities                                                                                 14,074,000          13,105,000
                                                                                             ----------------    ----------------

Commitments and contingencies
Stockholders' equity:
   Preferred stock-$.001 par value; 5,000,000 shares
     authorized; no shares issued and outstanding                                                          -                   -
   Common stock-$.001 par value; 25,000,000 shares authorized;
       8,671,272 and 8,519,055 shares issued and outstanding at
       November 30, 2000 and 1999, respectively                                                        9,000               9,000
   Additional paid-in capital                                                                      7,083,000           6,987,000
   Accumulated deficit                                                                            (2,801,000)         (4,009,000)
                                                                                             ----------------    ----------------

Total stockholders' equity                                                                         4,291,000           2,987,000
                                                                                             ----------------    ----------------

Total liabilities and stockholders' equity                                                 $      18,365,000   $      16,092,000
                                                                                             ================    ================

                            See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     Common Stock             Paid-in        Accumulated           Total
                                                ------------------------                                       Stockholders'
                                                  Shares       Amount         Capital          Deficit             Equity
                                                -----------   ----------    -------------   ---------------    ---------------

Balances, November 30, 1997                      8,604,805  $     9,000   $    7,131,000  $       (804,000)  $      6,336,000

Stock options exercised                            154,250            -          151,000                 -            151,000
Common stock repurchased by the Company
   and retired                                     (29,600)           -          (39,000)                -            (39,000)
Net loss                                                 -            -                -        (2,331,000)        (2,331,000)
                                                -----------   ----------    -------------   ---------------    ---------------

Balances, November 30, 1998                      8,729,455        9,000        7,243,000        (3,135,000)         4,117,000

Stock options exercised                             15,000            -           10,000                 -             10,000
Common stock repurchased by the Company
   and retired                                    (225,400)           -         (266,000)                -           (266,000)
Net loss                                                 -            -                -          (874,000)          (874,000)
                                                -----------   ----------    -------------   ---------------    ---------------

Balances, November 30, 1999                      8,519,055        9,000        6,987,000        (4,009,000)         2,987,000

Stock options exercised                            152,217            -           96,000                 -             96,000
Subsidiary year end change                               -            -                -            35,000             35,000
Net income                                                                                       1,173,000          1,173,000
                                                -----------   ----------    -------------   ---------------    ---------------

Balances, November 30, 2000                      8,671,272  $     9,000   $    7,083,000  $     (2,801,000)   $     4,291,000
                                                ===========   ==========    =============   ===============    ===============

                            See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          2000                   1999                 1998
                                                                    ------------------     ------------------    ------------------

Cash flows from operating activities:
   Net income (loss)                                                $       1,173,000      $        (874,000)    $    (2,331,000)
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation                                                             815,000                897,000             951,000
     Amortization                                                              63,000                 64,000             415,000
     Write-off of IT license                                                        -                      -             158,000
     Provision for bad debt                                                         -                      -              (2,000)
     Provision for obsolete inventory                                         (10,000)                89,000            (113,000)
     Write-down of goodwill                                                         -                      -           1,523,000
     Deferred tax provision                                                   267,000                220,000            (619,000)
     Interest and other on deferred compensation                              160,000                170,000             138,000
     (Gain) loss on disposal of fixed assets                                  (25,000)                     -               5,000
     Write-off of note receivable from affiliate                                    -                      -              50,000
     Discontinued operations:
       Write-off of property and equipment                                    308,000                      -                   -
       Reversal of litigation accrual                                        (975,000)                     -                   -
       Provision for litigation accrual                                             -                      -             975,000
       Other                                                                        -                (71,000)                  -
     Effect of November 2000 cash flow activity for a
       subsidiary year end change                                              35,000                      -                   -
     Changes in operating assets and liabilities:
       Accounts receivable                                                   (515,000)            (2,050,000)         (1,464,000)
       Income tax receivable                                                  229,000                (62,000)           (199,000)
       Inventories                                                         (1,095,000)            (1,403,000)             36,000
       Prepaid expenses and other                                            (192,000)               (53,000)             11,000
       Other assets                                                            85,000               (132,000)             22,000
       Accounts payable and accrued liabilities                             1,266,000              1,847,000             969,000
       Deferred income                                                        (64,000)               113,000             224,000
                                                                    ------------------     ------------------    ----------------

Net cash provided by (used in) operating activities                         1,525,000             (1,245,000)            749,000
                                                                    ------------------     ------------------    ------------------

Cash flows from investing activities:
   Purchases of property and equipment                                     (1,107,000)            (1,012,000)        (1,315,000)
   Proceeds from sale of property and equipment                                54,000                      -                   -
                                                                    ------------------     ------------------    ----------------

Net cash used in investing activities                                      (1,053,000)            (1,012,000)        (1,315,000)
                                                                    ------------------     ------------------    ------------------

Cash flows from financing activities:
   Exercise of common stock options                                            96,000                 10,000             151,000
   Purchase and retirement of common stock                                          -               (266,000)           (39,000)
   Net borrowings (repayments) under line of credit                          (238,000)             2,023,000             625,000
   Borrowings under term loan                                                 496,000                246,000             150,000
   Proceeds received from capitalized financing                                     -                323,000              55,000
   Payments on capital lease obligations                                      (92,000)               (30,000)           (31,000)
   Payments on deferred compensation                                         (129,000)               (59,000)          (123,000)
   Payments on capitalized financing                                                -                (22,000)            (6,000)
                                                                    ------------------     ------------------    ----------------

Net cash provided by financing activities                                     133,000              2,225,000             782,000
                                                                    ------------------     ------------------    ------------------

                         ADVANCED MATERIALS GROUP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                      2000                   1999                 1998
                                                                ------------------     ------------------    ------------------

Net change in cash and cash equivalents                                   605,000                (32,000)            216,000

Cash and cash equivalents, beginning of year                              496,000                528,000             312,000
                                                                ------------------     ------------------    ------------------

Cash and cash equivalents, end of year                        $         1,101,000    $           496,000   $         528,000
                                                                ==================     ==================    ==================

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
     Interest                                                 $           445,000    $           377,000   $         222,000
                                                                ==================     ==================    ==================

     Income taxes                                             $          (229,000)   $                 -   $         924,000
                                                                ==================     ==================    ==================


Supplemental schedule of non-cash investing and financing activities:

     During the years ended November 30, 2000, 1999 and 1998, the Company acquired approximately $237,000, $323,000 and $55,000, respectively, of property and equipment under capital lease obligations.

           See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Advanced Materials Group, Inc. and its subsidiaries (the "Company"), engage in the conversion of specialty materials, including foams, films and adhesive composites into components and finished products for the computer peripheral, medical, automotive, aerospace and consumer products markets. The Company has manufacturing facilities in the United States and in Ireland, as well as a strategic manufacturing alliance in Puerto Rico and Singapore. During 1998, the Company discontinued the operations of its Condor Utility Products, Inc. subsidiary. See Note 11, Discontinued Operations.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS

Certain fiscal 1999 and 1998 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation.

FISCAL YEAR CHANGE

During calendar 2000, the Company's Ireland subsidiary, Advanced Materials Ltd., changed its fiscal year end from October 31 to November 30. The consolidated statement of operations for the year ended November 30, 2000 includes the results of this subsidiary's operations for the twelve months ended October 31, 2000. The results of operations for the transition period of November 1 to November 30, 2000 for this subsidiary were charged to retained earnings in order to report only twelve months of operating results.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 2000 consist primarily of investments in a money market fund.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis.

The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2000 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2000 due to the Company's ability to obtain financing at similar interest rates from other lenders.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recent purchases or net realizable value. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to income.

Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation expense was approximately $815,000, $897,000, and $951,000 for the years ended November 30, 2000, 1999, and 1998, respectively, of which $592,000, $741,000, and $618,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

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

Additionally, approximately $614,000 of goodwill related to the Condor facility was written-off in 1998 as part of the discontinuation of the operations of Condor Utility Products, Inc. The Company also wrote-down equipment with a carrying value of $308,000 during 2000. See Note 11, Discontinued Operations.

During 1998, the Company wrote-off the net balance of capitalized license rights of approximately $158,000. The license pertained to a worldwide license to manufacture, use and sell certain industrial products utilizing proprietary polymers and processes to be developed by Innovative Technologies ("IT"). IT never successfully developed such technologies and during 1998 cancelled all plans to develop such technologies. Based on these events management of the Company determined that the valuation of capitalized license rights had been impaired, and accordingly, charged approximately $158,000 to operations as reflected in the accompanying 1998 consolidated statement of operations.

There were no impairment charges for the year ended November 30, 1999.

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of product.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were approximately $22,000, $23,000, and $33,000, for the years ended November 30, 2000, 1999, and
1998, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

CONCENTRATIONS OF CREDIT RISK

CASH AND CASH EQUIVALENTS

At November 30, 2000 the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

CUSTOMERS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

Hewlett Packard accounted for 53%, 41% and 39% of consolidated revenues for the years ended November 30, 2000, 1999 and 1998. Hewlett Packard accounted for 43% and 29% of consolidated accounts receivable as of November 30, 2000 and 1999, respectively. While the Company has acquired new customers as well as orders for new products from existing customers, the loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard could have a material adverse effect on the Company's business.

SUPPLIERS

Foamex accounted for 62% and 62% of consolidated purchases for the years ended November 30, 2000 and 1999, respectively. Foamex and Voltek accounted for 60% and 11% of consolidated purchases for the year ended November 30, 1998. Foamex accounted for 19% and 19% of consolidated accounts payable at November 30, 2000 and 1999, respectively. Management believes that the loss of any of its major suppliers would not have a material adverse effect on the Company's operations long-term, due to the availability of other suppliers. However, the loss of a Foamex could have a material adverse effect on operations in the short-term (estimated by management to be less than three months).

MANUFACTURING AGREEMENT

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company to enter into a strategic manufacturing agreement in Singapore. The Company has entered into a ten-year agreement with Foamex Asia ("Foamex"). Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex's Singapore facility. The continued success of the Company's Singapore operations depend upon the continued relationship with Foamex.

RISKS AND UNCERTAINTIES

LICENSES AND PROPRIETARY RIGHTS

The Company has secured a patent on a manufacturing process for fabricating plastic foam sheet material with compound radius. Patent number is 5,939,009 and date of patent is August 17, 1999. The Company relies on proprietary know-how, exclusive distribution agreements, and employs various methods to protect its processes, including employment contracts with key personnel. There can be no assurance that others will not independently develop similar processes.

ENVIRONMENTAL REGULATION AND OPERATING CONSIDERATIONS

The manufacture of certain products by the Company requires the purchase and use of chemicals and other materials, which are or may be, classified as hazardous substances. The Company and its subsidiaries do not maintain environmental impairment insurance. There can be no assurance that the Company and its subsidiaries will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal, State, EU, and Irish laws and regulations governing their respective operations. Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable laws and regulations.

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

FOREIGN CURRENCY TRANSACTIONS

The functional currency of foreign subsidiaries is considered to be the United States dollar. Foreign translation gains and losses from remeasurement are included in the consolidated statements of operations. Foreign exchange loss for the years ended November 30, 2000, 1999 and 1998 was approximately $67,000, $5,000 and $44,000, respectively.

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

STOCK-BASED COMPENSATION

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123"), which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

ACCOUNTING FOR START-UP COSTS

Start-up costs are expensed as incurred. Expenditures directly related to and incurred during the start-up phase of the Company's foreign manufacturing facility were expensed in the period incurred. Such costs amounted to approximately $608,000 for the year ended November 30, 1998.

EARNINGS (LOSS) PER SHARE

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

Basic and Diluted net income per share computed in accordance with SFAS 128 for the years ended November 30 are as follows:

                                                                          2000               1999                1998
                                                                     ---------------    ---------------     ---------------

         BASIC EPS:
         Net income (loss)                                         $      1,173,000   $       (874,000)   $     (2,331,000)
         Denominator:  Weighted average common shares
            outstanding                                                   8,599,723          8,581,630           8,717,609
                                                                     ---------------    ---------------     ---------------


         Net income (loss) per share - basic                       $           0.14   $          (0.10)   $          (0.27)
                                                                     ===============    ===============     ===============

         DILUTED EPS:

         Net income (loss)                                         $      1,173,000   $       (874,000)   $     (2,331,000)
         Denominator:  Weighted average common shares
            outstanding                                                   8,599,723          8,581,630           8,717,609
         Common equivalent shares outstanding:
            Options                                                         162,870                  -                   -
            Warrants                                                         21,819                  -                   -
                                                                     ---------------    ---------------     ---------------

         Total shares                                                     8,784,412          8,581,630           8,717,609
                                                                     ---------------    ---------------     ---------------


         Net income (loss) per share - diluted                     $           0.13   $          (0.10)   $          (0.27)
                                                                     ===============    ===============     ===============

There were 1,097,000 potentially dilutive options outstanding at November 30, 2000 that are not included above because they would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. In May 1999, the FASB voted to delay the effective date of SFAS 133 by one year, meaning the Company will be required to adopt this standard in fiscal 2001. The Company has not used any derivative instruments to date. Management does not anticipate that the adoption of this new standard will have significant effect on the financial position or results of operations of the Company.

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

NOTE 2-INVENTORIES

Inventories consist of the following at November 30:

                                                                          2000               1999
                                                                     ---------------    ---------------

         Raw materials                                             $      3,091,000   $      2,700,000
         Work-in-progress                                                   204,000            624,000
         Finished goods                                                   1,823,000            699,000
                                                                     ---------------    ---------------

                                                                          5,118,000          4,023,000

         Less allowance for obsolete inventory                             (156,000)          (166,000)
                                                                     ---------------    ---------------

                                                                   $      4,962,000   $      3,857,000
                                                                     ===============    ===============

NOTE 3-PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

                                                                                  2000                1999
                                                                             ---------------     ---------------

         Machinery and equipment                                           $      4,986,000    $      4,150,000
         Furniture and fixtures                                                   1,469,000             956,000
         Transportation equipment                                                   203,000             203,000
         Leasehold improvements                                                     454,000             410,000
         Construction in progress                                                   219,000             364,000
                                                                             ---------------     ---------------

                                                                                  7,331,000           6,083,000

         Less accumulated depreciation and amortization                          (4,324,000)         (3,576,000)
                                                                             ---------------     ---------------

                                                                           $      3,007,000    $      2,507,000
                                                                             ===============     ===============

NOTE 4-LINE OF CREDIT

The line of credit consists of the following at November 30:

                                                                                       2000                1999
                                                                                  ---------------     ---------------

         Revolving line of credit agreement with a bank which provides for borrowings up to $5,000,000, as defined. The line bears interest at prime plus 1.25.% (9.75% and 9.5% at November 30, 2000 and 1999, respectively). The line of credit is secured by substantially all of the assets of the Company and expires
         in February 2003.                                                      $      3,585,000    $      3,823,000
                                                                                  ===============     ===============

The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios. The Company was in compliance with all such covenants at November 30, 2000.

Interest expense related to lines of credit totaled approximately $361,000, $267,000, and $179,000 for the years ended November 30, 2000, 1999, and 1998, respectively.

NOTE 5-TERM LOAN

The Company has an outstanding term loan of $422,000 as of November 30, 2000. The term loan bears interest at prime plus 1.25% (9.75% at November 30, 2000). The term loan is secured by substantially all of the assets of the Company and expires in February 2003.

Advanced Materials Limited, the Company's Ireland subsidiary, is party to a term loan agreement with a bank which provides for borrowings up to 592,000 Irish Pounds (approximately $652,000 at November 30, 2000), as defined, and bears interest at 2.5% over 3 month LIBOR (6.74% at November 30, 2000). There was $470,000 outstanding under this term loan at November 30, 2000. The loan facility is secured by substantially all of the plant and equipment acquired by Advanced Materials Limited and is additionally guaranteed by Advanced Materials Group, Inc. for an amount of $800,000 plus accrued interest thereon. The loan facility expires in October 2002, at such time the Company intends to repay any outstanding balance thereon. Interest expense related to this term loan was approximately $41,000 and $32,000 for the years ended November 30, 2000 and 1999, respectively. Interest expense related to the term loan was insignificant for the year ended November 30, 1998.

NOTE 6-CONVERTIBLE DEBENTURES

The Company had outstanding convertible debentures totaling $405,000 at November 30, 2000 and 1999, respectively. The debentures bear interest at 7.5% per annum, with interest payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share). The debentures mature in March 2004. The debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company's stock trades at a price equal to 150% of the closing bid price of its common stock for 10 consecutive trading days, the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

Interest expense related thereto totaled approximately $30,000, $31,000, and $31,000 for the years ended November 30, 2000, 1999, and 1998, respectively.

NOTE 7-DEFERRED COMPENSATION

The Company is obligated to: (i) make monthly payments beginning December 1996, of $5,500 (reduced to $3,500 in December 2006), and provide life insurance to a former employee who is currently a stockholder of the Company and (ii) make monthly payments beginning December 1995, of $3,500 to a former employee.

These obligations are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of-living adjustments based on the Consumer Price Index (CPI), estimated by management at 3% per annum, and are due until the later of the death of the obligees or their spouses.

The present value of the estimated future non-contingent payments under the above-mentioned agreements is approximately $1,290,000, net of a discount of approximately $3,077,000. Estimated future payments are due as follows:

           Years Ending November 30,
           -------------------------

          2001                                         $         150,000
          2002                                                   154,000
          2003                                                   158,000
          2004                                                   144,000
          2005                                                   149,000
          Thereafter                                           3,612,000
                                                         ----------------

                                                       $       4,367,000
                                                         ================

NOTE 8-COMMITMENTS AND CONTINGENCIES

LEASES

The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases which expire at various dates through November 2005. The Company and its subsidiaries also lease certain machinery and equipment under capital lease obligations which expire in 2004.

Approximate future minimum operating and capital lease obligations at November 30, 2000 are as follows:

                                                                               OPERATING            CAPITAL
                                                                                 LEASES              LEASES
                                                                             ---------------     ---------------

         2001                                                              $        685,000    $        165,000
         2002                                                                       603,000             157,000
         2003                                                                       607,000             143,000
         2004                                                                       607,000              68,000
         2005                                                                       330,000              24,000
                                                                             ---------------     ---------------

         Total minimum lease obligations                                   $      2,832,000             557,000
                                                                             ===============

         Less amounts representing interest                                                             (90,000)
                                                                                                 ---------------

         Present value of capital lease payments                                                        467,000
         Current portion                                                                               (126,000)
                                                                                                 ---------------

         Long-term portion                                                                     $        341,000
                                                                                                 ===============

Lease expense for the years ended November 30, 2000, 1999, and 1998 was $684,000, $774,000, and $667,000, respectively.

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2000, 1999, and 1998.

EMPLOYMENT CONTRACTS

On September 1, 1996, the Company purchased substantially all the assets and assumed all the liabilities of Gasket and Molded Products, Inc. ("GMP"), a Colorado corporation. In connection with the acquisitions of GMP, the Company entered into a five year employment contract with one of the prior stockholders of GMP, which expires August 2001. Under terms of the agreement, the Company is to pay $66,000 per annum plus a $630 per month auto allowance. The agreement also specifies incentive bonuses equal to 1% of net sales and 7.5% of operating profits, as defined, for each of the first two years and for the last three years of the employment term, respectively. During 2000, 1999 and 1998 such stockholder was paid an insignificant amount in stock and cash pursuant to this agreement in connection with incentive bonuses.

The Company has entered into two employment contracts with officers, which expire between July 2001 and June 2004. Under terms of the agreements, the Company is to pay base salaries ranging from $155,000 to $250,000 per year.

Approximate minimum future obligations under employment contracts are as follows as of November 30, 2000:

        YEARS ENDING NOVEMBER 30,

       2001                                               $         350,000
       2002                                                         250,000
       2003                                                         250,000
       2004                                                         145,000
                                                            ----------------

                                                          $         995,000
                                                            ================

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

On October 5, 1998, a jury entered a partial verdict finding that Condor had breached the supply contract. A judgment in the amount of $382,500 was entered in favor of the plaintiffs. In response to a motion by the plaintiffs, the court, on December 22, 1998, awarded attorneys' fees in the amount of $266,000. Condor recorded a provision in the amount of approximately $975,000, which also includes estimated interest on the award.

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

On July 19, 1999 the Company filed a complaint for declaratory relief against Vern Auten and Shirley Auten, individually and doing business as Aglo Plastics Co, in United States District Court, Southern District of California. The relief sought by the Company is a declaration by the Court that Advanced Materials Group, Inc., the parent company of Condor Utility Products, Inc., has no obligation to pay the Condor Judgment. The Company obtained a declaration during 2000 that it had no liability for the debts of Condor, including the aforementioned judgment. The Auten's filed an appeal related to this declaration. See Note 14 - Subsequent Event.

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

NOTE 9-STOCKHOLDERS' EQUITY

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

During the year ended November 30, 1998, the Company issued options under the 1998 Plan to purchase 115,000 shares of the Company's common stock at exercise prices ranging from $1.59 to $1.75 per share. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

During 1999, the Company issued non-qualifying options to its directors to purchase 70,000 shares of the Company's common stock under the 1998 plan, at an exercise price of $1.19. The Options expire in January 2004. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

During 2000, the Company issued non-qualifying options to its directors to purchase 60,000 shares of the Company's common stock under the 1998 plan, at an exercise price of $0.94. The options vested immediately and expire in January 2005. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

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

The following table summarizes the options granted and outstanding as of November 30, 2000:

                                                                                                                WEIGHTED
                                                                                                                AVERAGE
                                                                     NUMBER OF SHARES                           EXERCISE
                                                     EMPLOYEE          NON-EMPLOYEE          TOTAL               PRICE
                                                  ---------------     ---------------    ---------------     ---------------

         Outstanding, November 30, 1997                1,274,000             260,000          1,534,000          $ 1.08
         Granted                                         416,000                   -            416,000            3.70
         Exercised                                       (84,000)            (70,000)          (154,000)           0.98
         Canceled                                         (1,000)                  -             (1,000)           1.00
                                                  ---------------     ---------------    ---------------     ---------------

         Outstanding, November 30, 1998                1,605,000             190,000          1,795,000            1.59
         Granted                                               -              70,000             70,000            1.19
         Exercised                                       (15,000)                  -            (15,000)           0.69
         Canceled                                        (74,000)                  -            (74,000)           2.48
                                                  ---------------     ---------------    ---------------     ---------------

         Outstanding, November 30, 1999                1,516,000             260,000          1,776,000            1.63
         Granted                                          60,000                   -             60,000            0.94
         Exercised                                      (152,000)                  -           (152,000)           0.60
         Canceled                                       (100,000)                  -           (100,000)           1.14
                                                  ---------------     ---------------    ---------------     ---------------

         Outstanding, November 30, 2000                1,324,000             260,000          1,584,000          $ 1.62
                                                  ===============     ===============    ===============     ===============

The fair value of the options granted during 2000 was $0.60 per share.

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2000.

                                                                          WEIGHTED AVERAGE
          EXERCISE                                                        CONTRACTUAL LIFE
                                                                          ----------------
           PRICE               OUTSTANDING           EXERCISABLE             REMAINING
           -----               -----------           -----------             ---------
                                      NUMBER OF OPTIONS
                                      -----------------

         $    4.00                  150,000               100,000             7.0 years
              3.69                   70,000                70,000             2.1
              3.44                   20,000                20,000             4.0
              3.38                   75,000                50,000             7.2
              2.84                    1,000                 1,000             6.8
              2.22                   10,000                10,000             1.6
              2.06                   10,000                10,000             1.5
              1.97                   10,000                10,000             1.5
              1.75                  122,000                55,000             7.1
              1.65                   10,000                10,000             6.3
              1.59                    3,000                 3,000             7.7
              1.50                  190,000               190,000             6.3
              1.28                  125,000               125,000             6.1
              1.27                   10,000                10,000             0.5
              1.23                   10,000                10,000             0.5
              1.19                   70,000                70,000             3.1
              1.00                  292,000               292,000             5.8
              0.94                   60,000                60,000             4.1
              0.91                   10,000                10,000             1.6
              0.78                  125,000               125,000             5.5
              0.69                   35,000                35,000             4.9
              0.30                  176,000               176,000             2.1
                          -----------------     -----------------

                                  1,584,000             1,442,000
                          =================     =================

WARRANTS

On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder, the lender/stockholder was granted a warrant to purchase 90,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $0.75 per share. These warrants expired in December 2000.

SFAS 123 PRO FORMA INFORMATION

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended November 30, 2000, 1999, and 1998:

                                                                        YEARS ENDING NOVEMBER 30:
                                                                        -------------------------
                                                               2000               1999                1998
                                                          ---------------    ---------------     ---------------

                   Interest rate                                    6.5%              5.50%               5.50%
                   Dividend yield                                  0.00%              0.00%               0.00%
                   Expected life of options (years)                    5                  5                   5
                   Volatility factor                              78.00%             73.00%              73.00%

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

                                                                        YEARS ENDED NOVEMBER 30:
                                                                        ------------------------
                                                               2000               1999                1998
                                                          ---------------    ---------------     ---------------

            Net income (loss), as reported              $      1,173,000   $       (874,000)   $    (2,331,000)
                                                          ===============    ===============     ===============

            Net income (loss), pro forma                $        943,000   $     (1,247,000)   $    (2,755,000)
                                                          ===============    ===============     ===============

            Earnings per share, as reported
                Basic                                   $           0.14   $          (0.10)   $         (0.27)
                                                          ===============    ===============     ===============

                Diluted                                 $           0.13   $          (0.10)             (0.27)
                                                          ===============    ===============   $ ===============

            Earnings per share, pro forma
                Basic                                   $           0.11   $          (0.15)             (0.32)
                                                          ===============    ===============   $ ===============

                Diluted                                 $           0.11   $          (0.15)             (0.32)
                                                          ===============    ===============   $ ===============

NOTE 10-INCOME TAXES

Income tax expense from continuing operations are as follows:

                                                                                    YEARS ENDED NOVEMBER 30:
                                                                                    ------------------------
                                                                           2000               1999                1998
                                                                      ---------------    ---------------     ---------------

            Current:
                Federal                                             $          5,000   $       (220,000)   $        427,000
                State                                                          1,000                  -              78,000
                                                                      ---------------    ---------------     ---------------

                                                                               6,000           (220,000)            505,000

            Deferred:
                Federal                                                      227,000            220,000              66,000
                State                                                         40,000                  -             (33,000)
                                                                      ---------------    ---------------     ---------------

            Total income tax provision                              $        273,000   $              -    $        538,000
                                                                      ===============    ===============     ===============


The components of deferred tax assets and liabilities at November 30 are as follows:

                                                                          2000                1999
                                                                     ---------------     ---------------

            Deferred tax assets:
               Tax over book depreciation                          $         38,000    $         48,000
               Accounts receivable                                           40,000              43,000
               Inventory                                                    132,000             139,000
               Accrued expenses                                             143,000             746,000
               Goodwill and other intangible assets                       1,024,000           1,022,000
               Other                                                              -              54,000
                                                                     ---------------     ---------------

                  Total deferred tax assets                               1,377,000           2,052,000
                  Less valuation allowance for deferred tax
                    assets                                                 (834,000)         (1,186,000)
                                                                     ---------------     ---------------

            Deferred tax assets                                             543,000             866,000
                                                                     ---------------     ---------------
            Deferred tax liabilities:
               State taxes                                                        -              56,000
                                                                     ---------------     ---------------

                  Total deferred tax liabilities                                  -              56,000
                                                                     ---------------     ---------------

            Net deferred tax assets                                $        543,000    $        810,000
                                                                     ===============     ===============

At November 30, 2000 the Company had a valuation allowance of $834,000 to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

United States and Foreign income (loss) from continuing operations before income taxes are as follows:

                                                                              YEARS ENDED NOVEMBER 30:
                                                                              ------------------------
                                                                     2000                1999               1998
                                                                ---------------     ---------------    ---------------

             Pretax income (loss)
                 Domestic                                     $        176,000    $       (714,000)  $       517,000
                 Foreign                                               603,000            (160,000)         (683,000)
                                                                ---------------     ---------------    ---------------

             Total                                            $        779,000    $       (874,000)  $      (166,000)
                                                                ===============     ===============    ===============

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

            YEARS ENDED NOVEMBER 30:                                 2000                1999                1998
            ------------------------                            ---------------     ---------------     ---------------


            Income tax (benefit) at statutory rates           $        265,000    $       (297,000)   $        (56,000)
            Change in federal valuation allowance                     (352,000)            284,000             326,000
            Foreign income/losses recorded without tax
                  (expense) benefit and other                          368,000              45,000             238,000
            Foreign Sales Corporation                                   (9,000)            (33,000)                  -
            State and Local income taxes, net of federal
                  income tax                                             1,000               1,000              30,000
                                                                ---------------     ---------------     ---------------

            Total                                             $        273,000    $              -    $        538,000
                                                                ===============     ===============     ===============

NOTE 11-DISCONTINUED OPERATIONS

In November 1998 the Company discontinued the operations of its subsidiary, Condor Utility Products, Inc. In connection with the closure, the Company incurred a charge in fiscal 1998 of $1,627,000, net of $538,000 relative to income taxes. Net sales of Condor Utility Products, Inc. for the year ended November 30, 1998 were $954,000. See Note 14 - Subsequent Event.

NOTE 12-EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The plan requires the Company to make a matching contribution of 33% of the first 6% of the voluntary employee contribution. The Company may also contribute an additional amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $51,000, $51,000 and $46,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

NOTE 13-FASB 131 SEGMENT REPORTING

The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The table includes revenues based upon customer location. Discontinued operations are included within AMI-US operations for all years presented. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2000, 1999, and 1998:

REVENUE

                                        AMI-US Operations         AMI-Singapore        AMI Ireland       Consolidated

2000                               $           23,304,000   $        10,046,000   $      6,979,000    $    40,329,000

1999                               $           23,076,000   $         8,409,000   $      3,313,000    $    34,798,000

1998                               $           26,458,000   $         2,035,000   $        423,000    $    28,916,000

NET INCOME (LOSS)

                                        AMI-US Operations         AMI-Singapore        AMI Ireland       Consolidated

2000                               $             (730,000)  $         1,300,000   $        603,000    $     1,173,000

1999                               $           (1,815,000)  $         1,141,000   $       (200,000)   $      (874,000 )

1998                               $           (2,038,000)  $           428,000   $       (721,000)   $    (2,331,000 )

ASSETS

                                        AMI-US Operations         AMI-Singapore        AMI Ireland       Consolidated

2000                               $           11,681,000   $         3,648,000   $      3,036,000    $    18,365,000

1999                               $            9,953,000   $         3,655,000   $      2,484,000    $    16,092,000

1998                               $            8,657,000   $         2,920,000   $      1,105,000    $    12,682,000

NOTE 14-SUBSEQUENT EVENT

On February 15, 2001, the Court of Appeals dismissed the Auten appeal as discussed in Note 8. Accordingly, the Company reversed a litigation accrual of $975,000. At November 30, 2000, there are no remaining assets or liabilities in connection with the discontinued operations.

                         ADVANCED MATERIALS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15-QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2000 and 1999 follows:

                                                   First          Second             Third             Fourth
                                                  Quarter         Quarter           Quarter           Quarter              Year
                                                ------------   --------------    --------------   -----------------    ------------


2000

Revenues                                      $   9,481,000  $   $10,243,000   $    10,491,000    $     10,114,000   $   40,329,000
Gross profit                                      1,478,000        1,588,000         1,614,000           1,497,000        6,177,000
Net earnings, from continuing operations            251,000          266,000           260,000            (271,000)         506,000
Net earnings, from discontinued operations                -                -                 -             667,000          667,000
Earnings per share:
   Basic, continuing operations               $        0.03  $          0.03   $          0.03    $          (0.03)  $         0.06
   Basic, discontinued operations             $           -  $             -   $             -    $           0.08             0.08
   Diluted, continuing operations             $        0.03  $          0.03   $          0.03    $          (0.03)  $         0.06
   Diluted, discontinued operations           $           -  $             -   $             -    $           0.07   $         0.07

1999

Revenues                                      $   7,380,000  $     9,059,000   $     7,737,000    $     10,622,000   $   34,798,000
Gross profit                                        846,000        1,525,000           446,000           1,724,000        4,541,000
Net earnings                                       (390,000)         276,000        (1,099,000)            339,000         (874,000)
Earnings per share:
   Basic                                      $       (0.05) $          0.03   $         (0.13)   $           0.05   $        (0.10)
   Diluted                                    $       (0.05) $          0.03   $         (0.13)   $           0.05   $        (0.10)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADVANCED MATERIALS GROUP, INC.
Dated: February 28, 2001
                                       By:          /s/ Steve F. Scott
                                           -------------------------------------
                                                       Steve F. Scott
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        /s/ Steve F. Scott               Chief Executive Officer, President and Director           February 28, 2001
------------------------------------     (PRINCIPAL EXECUTIVE OFFICER)
         Steve F. Scott

        /s/ Gayle L. Arnold              Chief Financial Officer  (PRINCIPAL FINANCIAL AND         February 28, 2001
------------------------------------     ACCOUNTING OFFICER)
         Gayle L. Arnold

       /s/  Timothy R. Busch             Chairman and Director                                     February 28, 2001
------------------------------------
         Timothy R. Busch

       /s/  Maurice J. DeWald            Director                                                  February 28, 2001
------------------------------------
         Maurice J. DeWald

       /s/  Michael A. Ledeen            Director                                                  February 28, 2001
------------------------------------
         Michael A. Ledeen

       /s/ N. Price Paschall             Director                                                  February 28, 2001
------------------------------------
         N. Price Paschall

                                INDEX TO EXHIBITS

   NO.                                                             EXHIBITS
   ---                                                             --------

2.1        Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as Advanced
           Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire Advanced Materials, Inc. (1)
3.1        Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.). (1)
3.2        Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
3.3        Bylaws, as amended, of Advanced Materials Group, Inc. (1)
10.1       Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies,
           Inc. (1)
10.2       Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire
           Technologies, Inc. dated December 2, 1992. (1)
10.3       Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor
           Utility Products, Inc. (2)
10.4       The 1993 Stock Option Plan of Advanced Materials Group, Inc. (3)
10.5       Form of Convertible Debenture. (4)
10.6       Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618. (5)
10.7       Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson. (6)
10.8       Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity Corporation, as Landlord
           and Advanced Materials, Inc., as Tenant. (7)
10.9       Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C. (8)
10.10      Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC. (9)
10.11      Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo National Association. (10)
10.12      First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Wells Fargo
           National Association. (11)
10.13      Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Gasket and Molded
           Products, Inc. and Shareholders. (12)
10.14      Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And Riggs National Bank of
           Washington, D.C. as Trustee of the Multi-Employer Property Trust. (13)
10.15      The 1997 Stock Option Plan of Advanced Materials Group, Inc. (14)
10.16      Industrial Sublease Agreement executed September 1, 1997 between Advanced Material, Inc. as landlord and S-Line as tenant. (15)
10.17      Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte.
           Ltd. (16)
10.18      Form of Warrant Assignment Agreement dated September 15, 1997 between Trilon Dominion Partners, LLC. and certain individuals. (17)
10.19      Credit Agreement dated as of February 27, 1998 between Advanced Materials Group, Inc. and Wells Fargo Bank, National
           Association. (18)
10.20      The 1998 Stock Option Plan of Advanced Materials Group, Inc. (19)
10.21      Agreement of Settlement and General Release, dated October 20, 1998, by and among Advanced Materials Group, Inc., Condor
           Utility Products, Inc. and Gary and Dora Valiska, former employees of Condor Utility Products, Inc. (20)
10.22      Employment agreement dated September 11, 1998 between Advanced Materials Group, Inc. and Steve F. Scott, Chief Executive
           Officer, President and Director. (21)
10.23      Consulting Agreement dated March 31, 1997, by and between Advanced Materials Group, Inc. and Paschall and Company. (22)
10.24      Industrial Lease Agreement, including addenda and additional provisions, executed June 30, 1999, by and between Riggs &
           Company, a division of Riggs Bank N.A., as Trustee of the Multi-Employer Property Trust, as Landlord, and Advanced
           Materials, Inc., as Tenant. (23)
10.25      Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior
           Vice President, General Manager. (24)
10.26      Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice
           President, Chief Financial Officer. (25)


16.1       Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group,
           Inc.'s statement regarding change of accountants. (26)
21.1       List of Subsidiaries. (27)


-----------

(1)      Filed as a like-numbered exhibit to the Company's Registration
         Statement on Form SB-2 dated December 6, 1993 (Registration No.
         33-72500), incorporated herein by reference.

(2)      Filed as  Exhibit 10.10  to the  Company's  Registration  Statement on Form SB-2  dated  December 6,  1993
         (Registration No. 33-72500), incorporated herein by reference.

(3)      Filed as Exhibit 10.18 to Amendment No. 1 dated March 1, 1994 to the
         Company's Registration Statement on Form SB-2 dated December 6, 1993
         (Registration No. 33-72500), incorporated herein by reference.

(4)      Filed as Exhibit 10.23 to Amendment No. 2 dated May 6, 1994 to the
         Company's Registration Statement on Form SB-2 dated December 6, 1993
         (Registration No. 33-72500), incorporated herein by reference.

(5)      Filed as Exhibit 10.24  to Amendment No. 2 dated May 6,  1994 to the Company's  Registration  Statement on
         Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(6)      Filed as Exhibit 10.2 to Form 10-QSB dated August 31, 1995, incorporated herein by reference.

(7)      Filed as Exhibit 10.3 to Form 10-QSB dated August 31, 1995, incorporated herein by reference.

(8)      Filed as Exhibit 2.2 to Form 8-K filed January 5, 1996, incorporated herein by reference.

(9)      Filed as Exhibit 2.3 to Form 8-K filed January 5, 1996, incorporated herein by reference.

(10)     Filed as Exhibit 10.18 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(11)     Filed as Exhibit 10.19 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(12)     Filed as Exhibit 10.20 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(13)     Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(14)     Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(15)     Filed as Exhibit 10.22 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(16)     Filed as Exhibit 10.23 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(17)     Filed as Exhibit 10.24 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(18)     Filed as Exhibit 10.1 to Form 8-K filed February 27, 1998, incorporated herein by reference.

(19)     Filed as Exhibit A to Form DEF-14A dated April 8, 1998, incorporated herein by reference.

(20)     Filed as Exhibit 10.21 to Form 10-KSB filed March 1, 1999, incorporated herein by reference.

(21)     Filed as Exhibit 10.1 to Form 10-QSB filed July 10, 1997, incorporated herein by reference.


(22)     Filed as Exhibit 10.4 to Form 10-QSB filed July 10, 1997, incorporated herein by reference.

(23)     Filed as Exhibit 10.24 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(24)     Filed as Exhibit 10.25 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(25)     Filed as Exhibit 10.26 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(26)     Filed as Exhibit 16.1 to Form 8-K filed September 22, 2000, incorporated herein by reference.

(27)     Filed as Exhibit 21 to Form 10-K filed February 28, 2000, incorporated herein by reference.