Form 10-Q
period 2001-02-28
ADVANCED MATERIALS GROUP INC
filed 2001-04-16
CIK 806514

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  /X/      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001.
                                       OR

  / /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM                      TO

                           COMMISSION FILE NO. 0-16401
                           ---------------------------

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

                                 (310) 537-5444
                            Issuer's telephone number
                            -------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. X Yes   No
                                                              ---   ---
     Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

      COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES AS OF April 13, 2001.



================================================================================

                         ADVANCED MATERIALS GROUP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION


ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS:                                                     Page

             Consolidated Statements of Operations for the three months
             ended  February 28, 2001 and February 27, 2000 ......................................    3

             Consolidated Balance Sheets at February 28, 2001 and November 30, 2000 ..............    4

             Consolidated Statements of Cash Flows for the three months ended
             February 28, 2001 and February 27, 2000 .............................................    5

             Notes to Consolidated Financial Statements ..........................................    6

ITEM 2.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations ..........................................................................    8

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk ..........................   11

                           PART II. OTHER INFORMATION

ITEM 1.      Legal Proceedings ...................................................................   11

ITEM 6.      Exhibits and Reports on Form 8-K ....................................................   11

             Signatures ..........................................................................   12

PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                          FEBRUARY 28, 2001        FEBRUARY 27, 2000
                                                          -------------------     --------------------

Net sales                                               $          9,949,000    $           9,481,000
Cost of sales                                                      8,859,000                8,003,000
                                                          -------------------     --------------------
Gross profit                                                       1,090,000                1,478,000
                                                          -------------------     --------------------

Operating expenses:
  Selling, general and administrative                              1,233,000                1,051,000
  Depreciation and amortization                                       80,000                   66,000
                                                          -------------------     --------------------
Total operating expenses                                           1,313,000                1,117,000
                                                          -------------------     --------------------
Income (loss) from operations                                       (223,000)                 361,000
Other income (expense):
  Interest expense                                                  (159,000)                (119,000)
  Foreign exchange gain                                               30,000                   11,000
  Other, net                                                         (17,000)                  (2,000)
                                                          -------------------     --------------------
    Total other income and expenses                                 (146,000)                (110,000)
                                                          -------------------     --------------------
Income (loss) before income taxes                                   (369,000)                 251,000
Income tax expense                                                   (24,000)             ----
                                                          -------------------     --------------------
Net income (loss)                                       $           (393,000)   $             251,000
                                                          ===================     ====================

Basic ( loss ) earnings per common share                $              (0.05)   $                0.03
                                                          ===================     ====================

Diluted ( loss ) earnings per common share              $              (0.05)   $                0.03
                                                          ===================     ====================
Basic weighted average common shares outstanding                   8,671,272                8,548,222
                                                          ===================     ====================
Diluted weighted average common shares outstanding                 8,671,272                8,828,941
                                                          ===================     ====================


           See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                     FEBRUARY 28, 2001 AND NOVEMBER 30, 2000

                                     ASSETS

                                                                                               2001              2000
                                                                                          ---------------    -------------
                                                                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                             $        851,000  $     1,101,000
  Accounts receivable, net                                                                     7,151,000        7,753,000
  Inventories, net                                                                             5,318,000        4,962,000
  Income tax receivable                                                                           32,000           32,000
  Deferred income taxes                                                                          337,000          337,000
  Prepaid expenses and other                                                                     380,000          364,000
                                                                                          ---------------    -------------
    Total current assets                                                                      14,069,000       14,549,000
                                                                                          ---------------    -------------
Property and equipment, net                                                                    2,953,000        3,007,000
Goodwill, net                                                                                    435,000          451,000
Deferred income taxes                                                                            206,000          206,000
Other assets                                                                                     304,000          152,000
                                                                                          ---------------    -------------
    Total assets                                                                        $     17,967,000  $    18,365,000
                                                                                          ===============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                      $      6,011,000  $     5,952,000
  Accrued liabilities                                                                          1,230,000        1,210,000
  Deferred income                                                                                314,000          273,000
  Line of credit                                                                               3,540,000        3,585,000
  Current portion of long-term obligations                                                       333,000          360,000
                                                                                          ---------------    -------------
    Total current liabilities                                                                 11,428,000       11,380,000

  Term loan                                                                                      830,000          892,000
  Convertible debentures                                                                         405,000          405,000
  Deferred compensation, net of current protion                                                1,056,000        1,056,000
  Capital leases, net of current portion                                                         350,000          341,000
                                                                                          ---------------    -------------
    Total liabilities                                                                         14,069,000       14,074,000
                                                                                          ---------------    -------------

Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares authorized
    no shares issued and outstanding                                                           ---               ---
  Common stock-$.001 par value; 25,000,000 shares authorized;
    8,671,272 shares issued and outstanding at February 28,
    2000 and November 30, 2000, respectively                                                       9,000            9,000
  Additional paid-in capital                                                                   7,083,000        7,083,000
  Accumulated deficit                                                                        (3,194,000)      (2,801,000)
                                                                                          ---------------    -------------
    Total stockholders' equity                                                                 3,898,000        4,291,000
                                                                                          ---------------    -------------
  Total liabilities and stockholders' equity                                            $     17,967,000  $    18,365,000
                                                                                          ===============    =============

           See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                     FEBRUARY 28,2001      FEBRUARY 27,2000
                                                                    -------------------    -----------------
Cash flows from operating activities:
  Net ( loss ) Income                                             $          (393,000)    $       251,000
  Adjustments to reconcile net loss
  to net cash provided by operating activities
   Depreciation                                                               202,000            241,000
   Amortization                                                                16,000             15,000
   Provision for obsolete inventory                                            (9,000)           (28,000)
   Discontinued operations                                                 ---                   (35,000)
   Interest on deferred compensation                                           39,000             62,000
   Deferred income                                                             41,000            (35,000)
   Changes in operating assets and liabilities:
      Accounts receivable - trade                                             602,000            713,000
      Inventories                                                            (347,000)          (168,000)
      Prepaid expenses and other assets                                      (168,000)            143,000
      Accounts payable and accrued liabilities                                 79,000           (530,000)
                                                                    -------------------    ---------------
  Net cash provided by operating activities                                    62,000            629,000
                                                                    -------------------    ---------------

Cash flows from investing activities:
  Purchases of property and equipment                                        (148,000)          (241,000)
                                                                    -------------------    ---------------
  Net cash used in investing activities                                      (148,000)          (241,000)
                                                                    -------------------    ---------------

Cash flows from financing activities:
  Purchase and retirement of  common stock                                 ---                  ---
  Exercise of common stock options                                         ---                     9,000
  Net repayments under line of credit                                         (75,000)          (211,000)
  Repayments under term loan                                                  (32,000)           (36,000)
  Proceeds received from capitalized financing                             ---                    25,000
  Payments on capital lease obligations                                       (30,000)           (19,000)
  Payments on deferred compensation                                           (27,000)           (27,000)
                                                                    -------------------    ---------------
  Net cash used in financing activities                                      (164,000)          (259,000)
                                                                    -------------------    ---------------
  Net change in cash and cash equivalents                                    (250,000)           129,000

Cash and cash equivalents, beginning of period                              1,101,000            496,000
                                                                    -------------------    ---------------
Cash and cash equivalents, end of period                          $           851,000     $      625,000
                                                                    ===================    ===============

Supplemental disclosures of cash flow information Cash
  paid during the period for:
   Interest                                                       $           160,000     $      120,000
                                                                    ===================    ===============
   Income taxes                                                   $             5,000     $     ---
                                                                    ===================    ===============


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


2)  INVENTORIES

   Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                          FEBRUARY 28, 2001     NOVEMBER 30, 2000
                                                          -----------------     -----------------
   Raw Materials                                          $     3,042,000       $     3,091,000
   Work-in-process                                                315,000               204,000
   Finished Goods                                               2,108,000             1,823,000
                                                          -----------------     -----------------
                                                                5,465,000             5,118,000
   Less allowance for obsolete inventory                         (147,000)             (156,000)
                                                          -----------------     -----------------

                                                          $     5,318,000       $     4,962,000
                                                          =================     =================


3)  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

   Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the February 28, 2001 computation, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income (loss) for the three months ended February 28 and February 27 are as follows:

                                                                                        THREE MONTHS ENDED
                                                                              -----------------------------------------
                                                                                FEBRUARY 28, 2001     FEBRUARY 27, 2000
                                                                              ----------------------  -----------------
BASIC EPS:

Net ( loss ) income                                                         $             (393,000) $         251,000

Denominator: Weighted average common shares outstanding                                  8,671,272          8,548,222
                                                                              ----------------------  -----------------
Net ( loss ) income per share (basic)                                       $                (0.05) $            0.03
                                                                              ======================  =================

DILUTED EPS:

Net ( loss ) income                                                         $             (393,000) $         251,000
                                                                              ----------------------  -----------------
Denominator: Weighted average common shares outstanding                                  8,671,272          8,548,222

Common equivalent shares outstanding (options and warrants)                                    ---            897,217

Hypothetical shares repurchased at average market price
with proceeds of exercise                                                                      ---           (616,498)
                                                                              ----------------------  -----------------
Total shares                                                                             8,671,272          8,828,941
                                                                              ----------------------  -----------------

Net ( loss ) income per share (diluted)                                     $                (0.05) $            0.03
                                                                              ======================  =================

4)       SEGMENT REPORTING

     The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the first quarter and three months ended February 28, 2001 and February 27, 2000.

FY 01 CURRENT THREE MONTHS VERSUS FY 00
   REVENUE:

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND  CONSOLIDATED
                                                      -----------------     -------------     -----------  ------------
     2001...................................             $5,353,000           $2,433,000      $2,163,000    $9,949,000
     2000...................................             $5,668,000           $2,274,000      $1,539,000    $9,481,000


         NET INCOME (LOSS):

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND  CONSOLIDATED
                                                      -----------------     -------------     -----------  ------------
     2001...................................             $ (718,000)          $  210,000      $  116,000    $ (393,000)
     2000...................................             $ (156,000)          $  370,000      $   37,000    $  251,000


         ASSETS: AS OF FEBRUARY 28, 2001 AND NOVEMBER 30, 2000

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND  CONSOLIDATED
                                                      -----------------     -------------     -----------  ------------
     2001...................................             $ 11,212,000         $  2,850,000    $3,905,000    $17,967,000
     2000...................................             $ 11,681,000         $  3,648,000    $3,036,000    $18,365,000



5)       CONTINGENT LIABILITIES

Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10-K.


6)       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes account and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. ADMG adopted the standard during the first quarter of fiscal year 2001. The Company currently does not engage in derivative or hedging activities, and accordingly, there has been no impact to its consolidated financial statements.

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

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2000.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

RESULTS OF OPERATIONS

FY 01 CURRENT THREE MONTHS VERSUS FY 00

Net revenue for the first quarter ended February 28, 2001 was $9,949,000,versus $9,481,000 for the same period of fiscal 2000, an increase of 4.9%. The increase in net revenues for the first quarter of fiscal 2001 is primarily attributable to higher international sales volumes.

Cost of sales for the first quarter ended February 28, 2001 and February 27, 2000 was $8,859,000 and $8,003,000, respectively. Cost of sales as a percentage of net revenue was 89% for the first quarter of fiscal 2001,compared to 84.4% for the first quarter of fiscal 2000. The increase in cost of sales for the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000, is primarily due to manufacturing fixed costs relating to the Company's expansion in Ireland and the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

Operating expenses for the first quarter of February 28, 2001 and February 27, 2000 was $1,313,000 and $1,117,000, respectively. The increase was due to Company's expansion in Ireland. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

Interest expense for the first quarter of fiscal 2001 was $159,000, an increase of $40,000, compared to the first quarter of fiscal 2000. The increase is attributable to higher interest rates and higher average loan balances.

Net loss for the first quarter of fiscal 2001 was $ (393,000), compared to net income of $251,000 for the first quarter of 2000. Basic (loss) income per share for the first quarter of fiscal 2001 was $(.05) per share on a weighted average of 8.7 million shares, compared to $.03 on a weighted average of 8.5 million shares for the first quarter of fiscal 2000. Diluted income per share for the first quarter of fiscal 2001 was $(.05) per share on a weighted average of 8.7 million shares.

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

AMI-U.S. OPERATIONS
Net revenue for the first quarter ended February 28, 2001 was $5,353,000, compared to net revenue for the first quarter ended February 27, 2000 of $5,668,000. Net loss for the first quarter ended February 28, 2001 was $(718,000), compared to net loss for the first quarter of ended February 27, 2000 of $(156,000). The increase in net loss is primarily attributable to lower net revenue volumes.


AMFSC-SINGAPORE

Net revenue for the first quarter ended February 28, 2001 was $2,433,000, compared to net revenue for the first quarter ended February 27, 2000 of $2,274,000. The increase in net revenues for the first quarter of fiscal 2000 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the first quarter ended February 28, 2001 was $210,000, compared to net income for the first quarter ended February 27, 2000 of $370,000. Decrease in net income is primarily attributable to the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

AML-IRELAND

Net revenue for the first quarter ended February 28, 2001 was $2,163,000, compared to net revenue for the first quarter ended February 27, 2000 of $1,539,000. The increase in net revenues for the first quarter of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the first quarter ended February 28, 2001 was $116,000, compared to net income for the first quarter ended February 27, 2000 of $37,000.



LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $851,000 at February 28, 2001, compared with $1,101,000 at November 30, 2000. During the first quarter cash flows from operating activities were used to pay down short- and long-term debt and purchase property, plant and equipment.

Operating activities generated $62,000 of cash during the first quarter fiscal 2001, compared with $629,000 in the corresponding period in fiscal 2000. The increase in cash generated from operating activities in fiscal 2001 resulted primarily from operations and decrease in accounts receivables.

Inventory at February 28, 2001 was $5,318,000, compared to $4,962,000 at November 30, 2000. Inventory levels increased primarily to support the sales growth in Ireland.

Net trade receivables at February 28, 2001 were $7,151,000, compared to $7,753,000 at November 30, 2000. Decrease due to reduction in net revenues.

Capital expenditures were $148,000 for the first quarter of fiscal 2001, compared to $241,000 for the corresponding period in fiscal 2000. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the first quarter of fiscal 2001 decreased by $107,000.

The Company had $851,000 of cash and cash equivalents at February 28, 2001. The Company's operating credit line with its primary lenders has current availability, as of April 12, 2001, of $1,460,000 with approximately $3,540,000 currently outstanding. The Company has an outstanding term loan of $940,000 as of February 28, 2001. The term loan bears interest at prime plus 1.25% and libor plus 1.0% (9.25% and 6.5% at February 28, 2001). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short and long term projected needs for operations.

At February 28, 2001, the Company was not in compliance with minimum net income and debt service coverage ratio and is in technical default under the compliance provisions of the bank line of credit. The Company is currently in discussions with the lender to amend the financial covenants. Management believes it will be successful in such discussions, however, there can be no assurance of this success nor that management would be successful in finding a replacement lender with acceptable terms.

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

International - Sales outside the United States make up more than 46% of the Company's revenues. Manufacturing for these products are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

o  Changes in a country or region's political or economic conditions,
o  Trade protection measures,
o  Import or export licensing requirements,
o  The overlap of different tax structures,
o  Unexpected changes in regulatory requirements,
o Problems caused by the conversion of various European currencies to the Euro, and
o  Natural disasters.

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

Stock Price - The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect our stock price are:

o The Company's, our customer's or our competitor's announcement of new or discontinued products,
o  Quarterly increases or decreases of our earnings,
o  Changes in revenue or earnings estimates by the investment community, and
o  Speculation in the press or investment community.

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

The Company's common stock traded on the NASDAQ Small-Cap Stock Market ("NASDAQ") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company's common stock was delisted from the NASDAQ and has traded on the NASD-regulated OTC Bulletin Board ("Bulletin Board") under the symbol "ADMG.OB." The high and low closing prices for the common stock for the past two fiscal years as reported by NASDAQ and the Bulletin Board are set forth in the forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.



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



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

              None

(b)      Reports on Form 8-K

              No reported 8-K developments submitted in quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  April 13, 2001                    ADVANCED MATERIALS GROUP INC.



                                By:          /s/ STEVE F. SCOTT
                                             ------------------
                                               Steve F. Scott
                                             President and CEO
                                         (Chief Executive Officer)



                                             /s/ GAYLE ARNOLD
                                             ----------------
                                               Gayle Arnold
                                              Vice President
                                         (Chief Financial Officer)
                                 (Principal  Financial and Accounting Officer)