Form 10-Q
period 2001-05-31
ADVANCED MATERIALS GROUP INC
filed 2001-07-16
CIK 806514

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001.
                                       OR

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

     COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES AS OF JULY 13, 2001.

================================================================================

                         ADVANCED MATERIALS GROUP, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
                                   (UNAUDITED)

                                                                                             Page
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS:

          Consolidated Statements of Operations for the three and six months
          ended  May 31, 2001 and May 28, 2000...........................................      3

          Consolidated Balance Sheets at May 31, 2001 and November 30, 2000..............      4

          Consolidated Statements of Cash Flows for the six months ended May 31, 2001
          and May 28, 2000...............................................................      5

          Notes to Consolidated Financial Statements.....................................      6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.....................................................................      8

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.....................     13

                                     PART II. OTHER INFORMATION

ITEM 4.   Submission of Matters to be a Vote of Security Holders.........................     13

ITEM 6.   Exhibits and Reports on Form 8-K...............................................     15

          Signatures.....................................................................     16

PART I - FINANCIAL INFORMATION


ITEM I - CONSOLIDATED FINANCIAL STATEMENTS


                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                           MAY 31, 2001       MAY 28, 2000      MAY 31, 2001      MAY 28, 2000
                                                          --------------     --------------    --------------    --------------
Net sales                                                 $    9,955,000     $   10,243,000    $   19,904,000    $   19,724,000
Cost of sales                                                  8,874,000          8,655,000        17,755,000        16,658,000
                                                          ---------------    ---------------   ---------------   ---------------
Gross profit                                                   1,081,000          1,588,000         2,149,000         3,066,000
                                                          ---------------    ---------------   ---------------   ---------------

Operating expenses:
  Selling, general and administrative                          1,125,000          1,094,000         2,294,000         2,145,000
  Depreciation and amortization                                   90,000             67,000           170,000           133,000
  Restructuring costs                                          1,440,000          ---               1,440,000         ---
                                                          ---------------    ---------------   ---------------   ---------------
Total operating expenses                                       2,655,000          1,161,000         3,904,000         2,278,000
                                                          ---------------    ---------------   ---------------   ---------------
(Loss) Income from operations                                 (1,574,000)           427,000        (1,755,000)          788,000
Other income (expense):
  Interest expense                                              (132,000)          (131,000)         (292,000)         (250,000)
  Foreign exchange gain (loss)                                    25,000            (10,000)           14,000             1,000
  Other, net                                                     (28,000)           (20,000)          (44,000)          (22,000)
                                                          ---------------    ---------------   ---------------   ---------------
    Total other income and expenses                             (135,000)          (161,000)         (322,000)         (271,000)
                                                          ---------------    ---------------   ---------------   ---------------

(Loss) income before income taxes                             (1,709,000)           266,000        (2,077,000)          517,000
Income tax expense                                               (17,000)         ----                (41,000)        ----
                                                          ---------------    ---------------   ---------------   ---------------

Net (loss) income                                         $   (1,726,000)    $       266,000   $    (2,118,000)   $       517,000
                                                          ===============    ===============   ===============   ===============

Basic (loss) earnings per common share                    $        (0.20)    $         0.03    $         (0.24)  $          0.06
                                                          ===============    ===============   ===============   ===============

Diluted (loss) earnings per common share                  $        (0.20)    $         0.03    $         (0.24)  $          0.06
                                                          ===============    ===============   ===============   ===============

Basic weighted average common shares outstanding               8,671,272          8,589,555         8,671,272         8,568,889
                                                          ===============    ===============   ===============   ===============

Diluted weighted average common shares outstanding             8,671,272          8,894,168         8,671,272         8,861,555
                                                          ===============    ===============   ===============   ===============


           See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                           CONSOLIDATED BALANCE SHEETS
                       MAY 31, 2001 AND NOVEMBER 30, 2000

                                     ASSETS
                                                                     2001            2000
                                                                 ------------    ------------
                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                      $    735,000    $  1,101,000
  Accounts receivable, net                                          6,777,000       7,753,000
  Inventories, net                                                  3,649,000       4,962,000
  Income tax receivable                                                32,000          32,000
  Deferred income taxes                                               337,000         337,000
  Prepaid expenses and other                                          363,000         364,000
                                                                 ------------    ------------
    Total current assets                                           11,893,000      14,549,000
                                                                 ------------    ------------
Property and equipment, net                                         2,964,000       3,007,000
Goodwill, net                                                         419,000         451,000
Deferred income taxes                                                 206,000         206,000
Other assets                                                          218,000         152,000
                                                                 ------------    ------------
    Total assets                                                 $ 15,700,000    $ 18,365,000
                                                                 ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $  4,588,000    $  5,952,000
  Accrued liabilities                                               1,190,000       1,210,000
  Restructuring reserve,current                                       491,000            --
  Deferred income                                                     344,000         273,000
  Line of credit                                                    3,111,000       3,585,000
  Current portion of long-term obligations                            346,000         360,000
                                                                 ------------    ------------
    Total current liabilities                                      10,070,000      11,380,000

  Term loan                                                           886,000         892,000
  Convertible debentures                                              405,000         405,000
  Deferred compensation, net of current protion                     1,056,000       1,056,000
  Restructuring reserve, net of current portion                       802,000            --
  Capital leases, net of current portion                              308,000         341,000
                                                                 ------------    ------------
    Total liabilities                                              13,527,000      14,074,000
                                                                 ------------    ------------

Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares authorized
    no shares issued and outstanding                                     --              --
  Common stock-$.001 par value; 25,000,000 shares authorized;
    8,671,272 shares issued and outstanding at May 31,
    2001 and November 30, 2000, respectively                            9,000           9,000
  Additional paid-in capital                                        7,083,000       7,083,000
  Accumulated deficit                                              (4,919,000)     (2,801,000)
                                                                 ------------    ------------
    Total stockholders' equity                                      2,173,000       4,291,000
                                                                 ------------    ------------
  Total liabilities and stockholders' equity                     $ 15,700,000    $ 18,365,000
                                                                 ============    ============

           See accompanying notes to consolidated financial statements

                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             SIX MONTHS ENDED
                                                        MAY 31, 2001   MAY 28, 2000
                                                        ------------   ------------
Cash flows from operating activities:
  Net (loss) income                                     $(2,118,000)   $   517,000
  Adjustments to reconcile net( loss) income
  to net cash provided by operating activities
   Depreciation                                             406,000        492,000
   Amortization                                              32,000         31,000
   Provision for obsolete inventory                         262,000        (28,000)
   Discontinued operations                                     --          (10,000)
   Interest on deferred compensation                         78,000         71,000
   Deferred income                                           71,000        (15,000)
   Loss on disposal of fixed assets                          15,000           --
   Changes in operating assets and liabilities:
      Accounts receivable - trade                           976,000        105,000
      Inventories                                         1,051,000       (851,000)
      Prepaid expenses and other                              1,000         47,000
      Accounts payable and accrued liabilities           (1,384,000)        33,000
      Restructuring reserve                               1,293,000           --
                                                        -----------    -----------
  Net cash provided by operating activities                 683,000        392,000
                                                        -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                      (378,000)      (490,000)
  Increase in other assets                                  (66,000)          --
  Amounts borrowed by affiliate                                --           28,000
                                                        -----------    -----------
  Net cash used in investing activities                    (444,000)      (462,000)
                                                        -----------    -----------

Cash flows from financing activities:
  Net (repayments) borrowings under line of credit         (474,000)       393,000
  Repayments of other long-term obligations                (131,000)      (166,000)
  Proceeds received from capitalized financing                 --           25,000
  Exercise of common stock options                             --           51,000
                                                        -----------    -----------
  Net cash (used in) provided by financing activities      (605,000)       303,000
                                                        -----------    -----------

  Net change in cash and cash equivalents                  (366,000)       233,000

Cash and cash equivalents, beginning of period            1,101,000        496,000
                                                        -----------    -----------

Cash and cash equivalents, end of period                $   735,000    $   729,000
                                                        ===========    ===========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                             $   288,000    $   243,000
                                                        ===========    ===========
   Income taxes                                                $---           $---
                                                        ===========    ===========

           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheet at May 31, 2001, and the condensed consolidated statements of operations and cash flows for the three and six months ended May 31, 2001 and Mary 28, 2000 are unaudited and have been prepared by Advanced Materials Group, Inc. (the "Company"), pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the consolidated financial position as of May 31, 2001, and the results of operations and cash flows for the related interim periods ended May 31, 2001 and May 28, 2000. The results of operations for the three and six months ended May 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001 or any other period.

2)   INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                  MAY 31, 2001   NOVEMBER 30, 2000
                                                  ------------   -----------------
          Raw Materials                           $ 2,514,000         $ 3,091,000
          Work-in-process                             301,000             204,000
          Finished Goods                            1,252,000           1,823,000
                                                  -----------         -----------
                                                    4,067,000           5,118,000
          Less allowance for obsolete inventory      (418,000)           (156,000)
                                                  -----------         -----------

                                                  $ 3,649,000         $ 4,962,000
                                                  ===========         ===========


3)   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic and Diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the May 31, 2001 computations, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted income (loss) for the three and six months ended May 31, 2001 and May 28, 2000 are as follows:

                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              ---------------------------   ---------------------------
                                                              MAY 31, 2001   MAY 28, 2000   MAY 31, 2001   MAY 28, 2000
                                                              ------------   ------------   ------------   ------------
BASIC EPS:
Net (loss) income                                             $(1,726,000)   $   266,000    $(2,118,000)   $   517,000

Denominator: Weighted average common shares outstanding         8,671,272      8,589,555      8,671,272      8,568,889
                                                              -----------    -----------    -----------    -----------

Net (loss) income per share (basic)                           $     (0.20)   $      0.03    $     (0.24)   $      0.06
                                                              ===========    ===========    ===========    ===========

DILUTED EPS:

Net (loss) income                                             $(1,726,000)   $   266,000    $(2,118,000)   $   517,000
                                                              -----------    -----------    -----------    -----------

Denominator: Weighted average common shares outstanding         8,671,272      8,589,555      8,671,272      8,568,889

Common equivalent shares outstanding (options and warrants)          --          842,717           --          869,967

Hypothetical shares repurchased at average market price
with proceeds of exercise                                            --         (538,104)          --         (577,301)
                                                              -----------    -----------    -----------    -----------

Total shares                                                    8,671,272      8,894,168      8,671,272      8,861,555
                                                              -----------    -----------    -----------    -----------

Net (loss) income per share (diluted)                         $     (0.20)   $      0.03    $     (0.24)   $      0.06
                                                              ===========    ===========    ===========    ===========




4)   SEGMENT REPORTING

     The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the second quarter and six months ended May 31, 2001 and May 28, 2000.

     THREE MONTHS ENDED MAY 31, 2001 AND MAY 28, 2000
         REVENUE:

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND    CONSOLIDATED
     2001...................................             $5,041,000           $2,738,000      $2,176,000     $  9,955,000
     2000...................................             $6,186,000           $2,599,000      $1,458,000     $ 10,243,000


         NET INCOME (LOSS):

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND    CONSOLIDATED
     2001...................................             $(2,065,000)         $ 252,000          $ 87,000    $(1,726,000)
     2000...................................             $   (130,000)        $ 355,000          $ 41,000    $   266,000

     SIX MONTHS ENDED MAY 31, 2001 AND MAY 28, 2000
         REVENUE:

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND    CONSOLIDATED
     2001...................................             $10,394,000          $5,171,000      $4,339,000     $ 19,904,000
     2000...................................             $11,853,000          $4,874,000      $2,997,000     $ 19,724,000

         NET INCOME (LOSS):

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND    CONSOLIDATED
     2001...................................             $(2,783,000)         $  462,000      $  203,000     $(2,118,000)
     2000...................................             $   (287,000)        $  726,000      $   78,000     $   517,000

         ASSETS: AS OF MAY 31, 2001 AND NOVEMBER 30, 2000

                                                      AMI-US OPERATIONS     AMI-SINGAPORE     AMI IRELAND    CONSOLIDATED
     2001...................................             $   8,968,000        $ 3,201,000     $ 3,531,000    $ 15,700,000
     2000...................................             $ 11,681,000         $ 3,648,000     $ 3,036,000    $ 18,365,000

5)   RESTRUCTURING CHARGES

     The Company has announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregan and Parker, Colorado which is expected to be completed by the end of fiscal year 2001. The Company is closing these facilities in order to consolidate its U.S. operations into its plant in California and reduce overhead costs in response to its lower domestic sales. A one-time restructuring charge of $1,440,000 was recorded in the second quarter of fiscal year 2001 relating to the plant closures. Approximately 20 employees will be terminated in conjuction with the closures and estimated serverance costs are approximately $135,000. The remainder of the restructuring charge consists of lease abandonment costs of approximately $1 million (net of probable sub-lease revenue of $250,000) which have been substantially classified as a long-term liability as payment will be made through November 2005.

6)   CONTINGENT LIABILITIES

     Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10-K.


7)   DEBT

     At May 31, 2001, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit. The Company is currently in discussions with the lender to amend the financial covenants. Although, management believes it will be successful with its discussions, there can be no assurance of this success or that management would be successful in finding a replacement lender with acceptable terms. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.


8)   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

     In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments".

     The adoption of this EITF did not have a material impact on the consolidated results of operations or financial position of the Company.


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

RESULTS OF OPERATIONS

FY 01 CURRENT THREE MONTHS VERSUS FY 00

Net revenue for the second quarter ended May 31, 2001 was $9,955,000,versus $10,243,000 for the same period of fiscal 2000, a decrease of 3%. The decrease in net revenues for the second quarter of fiscal 2001 is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestice economic conditions.

Cost of sales for the second quarter ended May 31, 2001 and May 28, 2000 was $8,874,000 and $8,655,000, respectively. Cost of sales as a percentage of net revenue was 89% for the second quarter of fiscal 2001,compared to 84% for the second quarter of fiscal 2000. Cost of sales as a percentage of net revenue increased for the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. This increase is primarily due to inventory write offs relating to the closing of the Company's plant in Texas, lower domestic sales prices and a reduction in the Companies share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

Selling, general and administrative expenses for the second quarter of May 31, 2001 and May 28, 2000 was $1,125,000 and $1,094,000, respectively. The increase was due primarily to the Company's expansion in Ireland and unfavorable foreign currancy fluctuations in 2001 compared to 2000. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

The Company has announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregan and Parker, Colorado which is expected to be completed by the end of fiscal year 2001. The Company is closing these facilities in order to consolidate its U.S. operations into its plant in California and reduce overhead costs in response to its lower domestic sales. A one-time restructuring charge of $1,440,000 was recorded in the second quarter of fiscal year 2001 relating to the plant closures. Approximately 20 employees will be terminated in conjuction with the closures and estimated serverance costs are approximately $135,000. The remainder of the restructuring charge consists of lease abandonment costs of approximately $1 million (net of probable sub-lease revenue of $250,000) which have been substantially classified as a long-term liability as payment will be made through November 2005.

Interest expense for the second quarter of fiscal 2001and 2000 was $132,000 and $131,000, respectively.

Net loss for the second quarter of fiscal 2001 was $(1,726,000) and excluding restructuring charges net loss was $(286,000), compared to net income of $266,000 for the second quarter of 2000. Basic income (loss) per share for the second quarter of fiscal 2001 was $(0.20) per share on a weighted average of 8.7 million shares, compared to $0.03 on a weighted average of

8.6 million shares for the second quarter of fiscal 2000. Diluted loss per share for the second quarter of fiscal 2001 was $(0.20) per share on a weighted average of 8.7 million shares, compared to $0.03 on a weighted average of 8.9 million shares for the second quarter of fiscal year 2000.


FY 01  SIX MONTHS VERSUS FY 00

Net revenue for the six months ended May 31, 2001 was $19,904,000,versus $19,724,000 for the same period of fiscal 2000. Net revenues continue to slow due to domestic economic conditions.

Cost of sales for the six months ended May 31, 2001 and May 28, 2000 was $17,755,000 and $16,658,000, respectively. Cost of sales as a percentage of net revenue was 89% for the six months of fiscal 2001,compared to 84% for the six months of fiscal 2000. Cost of sales as a percentage of net revenue increased for the six months of fiscal 2001, compared to the six months of fiscal 2000. This increase is primarily due to inventory write offs relating to the closing of the Company's plant in Texas, lower domestic sales prices and a reduction in the Companies share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

Selling, general and administrative expenses for the six months of May 31, 2001 and May 28, 2000 was $2,294,000 and $2,145,000, respectively. The increase was due to Company's expansion in Ireland. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

The Company has announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregan and Parker, Colorado which is expected to be completed by the end of fiscal year 2001. The Company is closing these facilities in order to consolidate its U.S. operations into its plant in California and reduce overhead costs in response to its lower domestic sales. A one-time restructuring charge of $1,440,000 was recorded in the second quarter of fiscal year 2001 relating to the plant closures. Approximately 20 employees will be terminated in conjuction with the closures and estimated serverance costs are approximately $135,000. The remainder of the restructuring charge consists of lease abandonment costs of approximately $1 million (net of probable sub-lease revenue of $250,000) which have been classified as a long-term liability as payment will be made through November 2005.

Interest expense for the six months of fiscal 2001and 2000 was $292,000 and $250,000, respectively. Increase due to higher average loan balance in the first quarter.

Net loss for the six months of fiscal 2001 was $ (2,118,000) and excluding restructuring charges net loss was $(678,000), compared to net income of $517,000 for the six months of 2000. Basic income (loss) per share for the second quarter of fiscal 2001 was $(0.24) per share on a weighted average of 8.7 million shares, compared to $0.06 on a weighted average of 8.6 million shares for the six months of fiscal 2000. Diluted loss per share for the six months of fiscal 2001 was $(0.24) per share on a weighted average of 8.7 million shares, compared to $0.06 on a weighted average of 8.9 million shares for the six months of fiscal 2000.


SEGMENT INFORMATION

The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in
Note 4 to these consolidated financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.


FY 01 CURRENT THREE MONTHS VERSUS FY 00


AMI-U.S. OPERATIONS

Net revenue for the second quarter ended May 31, 2001 was $5,041,000, compared to net revenue for the second quarter ended May 28, 2000 of $6,186,000. Net loss for the second quarter ended May 31, 2001 was $(2,314,000), excluding restructuring charges net loss was $(624,000), compared to net loss for the second quarter of ended May 31, 2000 of $(130,000). The increase in net loss is primarily attributable to lower net revenue volumes coupled with fixed manufacturing costs.

AMFSC-SINGAPORE

Net revenue for the second quarter ended May 31, 2001 was $2,738,000, compared to net revenue for the second quarter ended May 28, 2000 of $2,599,000. The increase in net revenues for the second quarter of fiscal 2000 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts have reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the second quarter ended May 31, 2001 was $252,000, compared to net income for the second quarter ended May 28, 2000 of $355,000. Decrease in net income is primarily attributable to the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.


AML-IRELAND

Net revenue for the second quarter ended May 31, 2001 was $2,176,000, compared to net revenue for the second quarter ended May 28, 2000 of $1,458,000. The increase in net revenues for the second quarter of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the second quarter ended May 31, 2001 was $87,000, compared to net income for the second quarter ended May 28, 2000 of $41,000.

FY 01 SIX MONTHS VERSUS FY 00


AMI-U.S. OPERATIONS
Net revenue for the six months ended May 31, 2001 was $10,394,000, compared to net revenue for the six months ended May 28, 2000 of $11,853,000. Net loss for the six months ended May 31, 2001 was $(3,033,000), excluding restructuring charges net loss was $(1,343,000), compared to net loss for the six months ended May 31, 2000 of $(287,000). The increase in net loss excluding restructuring charges is primarily attributable to lower net revenue volumes coupled with fixed manufacturing costs.

AMFSC-SINGAPORE

Net revenue for the six months ended May 31, 2001 was $5,171,000, compared to net revenue for the six months ended May 28, 2000 of $4,874,000. The increase in net revenues for the six months of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts will reflect continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the six months ended May 31, 2001 was $462,000, compared to net income for the six months ended May 28, 2000 of $726,000. Decrease in net income is primarily attributable to the gross profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

AML-IRELAND

Net revenue for the six months ended May 31, 2001 was $4,339,000, compared to net revenue for the six months ended May 28, 2000 of $2,997,000. The increase in net revenues for the six months of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the six months ended May 31, 2001 was $203,000, compared to net income for the six months ended May 28, 2000 of $78,000. Increase is primarily due to higher sales volume.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $735,000 at May 31, 2001, compared with $1,101,000 at November 30, 2000. During the second quarter cash flows from operating activities were used to pay down short- and long-term debt and purchase property, plant and equipment.

Operating activities generated $683,000 of cash during the second quarter fiscal 2001, compared with $392,000 in the corresponding period in fiscal 2000. The increase in cash generated from operating activities in fiscal 2001 resulted primarily from operations and a decrease in accounts receivables.

Inventory at May 31, 2001 was $3,649,000, compared to $4,962,000 at November 30, 2000. Inventory levels decreased primarily due to an anticipated short-term reduction in the domestic sales volume.

Net trade receivables at May 31, 2001 were $6,777,000, compared to $7,753,000 at November 30, 2000. The decrease is due to reduction in domestic net revenues.

Capital expenditures were $378,000 for the second quarter of fiscal 2001, compared to $462,000 for the corresponding period in fiscal 2000. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the second quarter of fiscal 2001 decreased by $480,000.

The Company had $735,000 of cash and cash equivalents at May 31, 2001. The Company has a $5,000,000 operating credit line with its primary lenders with approximately $2,795,000 currently outstanding as of June 15, 2001, which expires in February 2002. The Company has an outstanding term loan of $886,000 as of May 31, 2001 with the same bank. The term loan bears interest at prime plus 1.25% and libor plus 1.0% (8.25% and 6.5% at May 31, 2001). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short and long term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. (See discussion below).

At May 31, 2001, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit. The Company is currently in discussions with the lender to amend the financial covenants. Although, management believes it will be successful with its discussions, there can be no assurance of this success or that management would be successful in finding a replacement lender with acceptable terms. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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


PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders (the "Annual Meeting") on May 23, 2001. At the Annual Meeting, the Company's shareholders elected Timothy
R. Busch, Steve F. Scott, N. Price Paschall, Dr. Michael Ledeen, and Maurice J. DeWald to the Company's Board of Directors and approved the ratification of BDO Seidman LLP to serve as the Company's independent accountants for fiscal 2001. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. As of March 26, 2001, the record date for the Annual Meeting, there were approximately 8,671,272 shares of the Company's Common Stock outstanding, of which 5,901,259 shares, or 68% were present in person or by proxy at the Annual Meeting.

The following matters were brought before the Annual Meeting:

1) Election of Directors. Each of the following persons was elected as a director of the Company, to serve until the next Annual Meeting if the Company's shareholders and until his successor has been selected and qualified or until his resignation or removal with no abstentions or broker non-votes:

                                                      VOTES FOR    VOTES AGAINST
                                                      ---------    -------------
     Timothy R. Busch...............................  5,584,010       317,249
     Steve F. Scott.................................  5,584,037       317,222
     N. Price Paschall..............................  5,584,037       317,222
     Dr. Michael Ledeen.............................  5,584,037       317,222
     Maurice DeWald.................................  5,584,037       317,222


2) Ratification of Selection of Accountants. The selection of BDO Seidman LLP as the Company's independent accountants for the fiscal year ending November 30, 2001 was voted on and ratified by the Company's stockholders as follows:

         VOTES FOR           VOTES AGAINST          VOTES ABSTAINING
         ---------           -------------          ----------------
         5,678,733              192,411                  30,014

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     None

(b)  Reports on Form 8-K

     No reported 8-K developments submitted in quarter.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated:  July 13, 2001                  ADVANCED MATERIALS GROUP INC.



                                       By:  /s/ STEVE F. SCOTT
                                            ------------------
                                              Steve F. Scott
                                             President and CEO
                                         (Chief Executive Officer)



                                            /s/ GAYLE ARNOLD
                                            ------------------
                                              Gayle Arnold
                                             Vice President
                                        (Chief Financial Officer)
                              (Principal Financial and Accounting Officer)