Form 10-Q
period 2001-08-31
ADVANCED MATERIALS GROUP INC
filed 2001-10-11
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2001.

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                to

Commission File No. 0-16401

ADVANCED MATERIALS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0215295 (I.R.S. Employer Identification No.)

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

COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES OUTSTANDING AS OF SEPTEMBER 30, 2001.

ADVANCED MATERIALS GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM I—CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Aug. 31, 2001	Aug. 27, 2000	Aug. 31, 2001	Aug. 27, 2000
Net sales	$9,379,000	$10,491,000	$29,283,000	$30,215,000
Cost of sales	8,601,000	8,877,000	26,356,000	25,535,000

Gross profit	778,000	1,614,000	2,927,000	4,680,000

Operating expenses:
Selling, general and administrative	1,001,000	1,173,000	3,295,000	3,318,000
Depreciation and amortization	88,000	74,000	258,000	207,000
Restructuring costs	—	—	1,440,000	—

Total operating expenses	1,089,000	1,247,000	4,993,000	3,525,000

(Loss) income from operations	(311,000)	367,000	(2,066,000)	1,155,000
Other income (expense):
Interest expense	(105,000)	(126,000)	(397,000)	(376,000)
Foreign exchange gain	11,000	45,000	25,000	46,000
Other, net	(12,000)	(26,000)	(56,000)	(48,000)

Total other income (expense)	(106,000)	(107,000)	(428,000)	(378,000)

(Loss) income before income taxes	(417,000)	260,000	(2,494,000)	777,000
Income tax expense	(9,000)	—	(50,000)	—

Net (loss) income	$(426,000)	$260,000	$(2,544,000)	$777,000

Basic (loss) earnings per common share	$(0.05)	$0.03	$(0.29)	$0.09

Diluted (loss) earnings per common share	$(0.05)	$0.03	$(0.29)	$0.09

Basic weighted average common shares outstanding	8,671,272	8,622,722	8,671,272	8,586,833

Diluted weighted average common shares outstanding	8,671,272	8,745,199	8,671,272	8,822,770

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
August 31, 2001 and November 30, 2000

	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$924,000	$1,101,000
Accounts receivable, net	5,941,000	7,753,000
Inventories, net	3,473,000	4,962,000
Income tax receivable	32,000	32,000
Deferred income taxes	337,000	337,000
Prepaid expenses and other	407,000	364,000

Total current assets	11,114,000	14,549,000

Property and equipment, net	2,804,000	3,007,000
Goodwill, net	403,000	451,000
Deferred income taxes	206,000	206,000
Other assets	317,000	152,000

Total assets	$14,844,000	$18,365,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,136,000	$5,952,000
Accrued liabilities	1,363,000	1,210,000
Restructuring reserve, current	338,000	—
Deferred income	245,000	273,000
Line of credit	2,740,000	3,585,000
Current portion of long-term obligations	815,000	360,000

Total current liabilities	10,637,000	11,380,000
Term loan	—	892,000
Convertible debentures	405,000	405,000
Deferred compensation, net of current protion	1,056,000	1,056,000
Restructuring reserve, net of current portion	744,000	—
Capital leases, net of current portion	255,000	341,000

Total liabilities	13,097,000	14,074,000

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at August 31, 2001 and November 30, 2000, respectively	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(5,345,000)	(2,801,000)

Total stockholders' equity	1,747,000	4,291,000

Total liabilities and stockholders' equity	$14,844,000	$18,365,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Aug. 31, 2001	Aug. 27, 2000
Cash flows from operating activities:
Net (loss) income	$(2,544,000)	$777,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	607,000	755,000
Amortization	48,000	47,000
Provision for bad debt	27,000	—
Provision for obsolete inventory	4,000	(45,000)
Discontinued operations	—	(10,000)
Interest on deferred compensation	117,000	110,000
Deferred income	(28,000)	(70,000)
Loss on disposal of fixed assets	50,000	—
Changes in operating assets and liabilities:
Accounts receivable—trade	1,785,000	(197,000)
Income taxes receivable	—	229,000
Inventories	1,485,000	(1,203,000)
Prepaid expenses and other	(208,000)	(20,000)
Accounts payable and accrued liabilities	(702,000)	1,144,000
Income taxes payable	39,000	(7,000)
Restructuring reserve	1,082,000	—

Net cash provided by operating activities	1,762,000	1,510,000

Cash flows from investing activities:
Purchases of property and equipment	(454,000)	(956,000)
Amounts borrowed by affiliate	—	28,000

Net cash used in investing activities	(454,000)	(928,000)

Cash flows from financing activities:
Net (repayments) borrowings under line of credit	(1,295,000)	(699,000)
Repayments of other long-term obligations	(190,000)	(127,000)
Exercise of common stock options	—	60,000

Net cash used in financing activities	(1,485,000)	(766,000)

Net change in cash and cash equivalents	(177,000)	(184,000)
Cash and cash equivalents, beginning of period	1,101,000	496,000

Cash and cash equivalents, end of period	$924,000	$312,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$397,000	$417,000

Income taxes	$—	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  BASIS OF PRESENTATION

    The accompanying condensed consolidated balance sheet at August 31, 2001, and the condensed consolidated statements of operations and cash flows for the three and nine months ended August 31, 2001 and August 27, 2000 are unaudited and have been prepared by Advanced Materials Group, Inc. (the "Company"), pursuant to the rules and regulations of the Security and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly state the consolidated financial position as of August 31, 2001, and the results of operations and cash flows for the related interim periods ended August 31, 2001 and August 27, 2000. The results of operations for the three and nine months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending November 30, 2001 or any other period.

2)  INVENTORIES

    Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	August 31, 2001	November 30, 2000
Raw materials	$2,336,000	$3,091,000
Work-in-process	227,000	204,000
Finished goods	1,070,000	1,823,000

	3,633,000	5,118,000
Less allowance for obsolete inventory	(160,000)	(156,000)

	$3,473,000	$4,962,000

3)  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic and diluted (loss) income per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the August 31, 2001 computations, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and diluted (loss) income for the three and nine months ended August 31, 2001 and August 27, 2000 are as follows:

	Three Months Ended		Nine Months Ended
	Aug. 31, 2001	Aug. 27, 2000	Aug. 31, 2001	Aug. 27, 2000
BASIC EPS:
Net (loss) income	$(426,000)	$260,000	$(2,544,000)	$777,000

Denominator: Weighted average common shares outstanding	8,671,272	8,622,722	8,671,272	8,586,833

Net (loss) income per share (basic)	$(0.05)	$0.03	$(0.29)	$0.09

DILUTED EPS:
Net (loss) income	$(426,000)	$260,000	$(2,544,000)	$777,000

Denominator: Weighted average common shares outstanding	8,671,272	8,622,722	8,671,272	8,586,833
Common equivalent shares outstanding (options and warrants)	—	470,717	—	736,884
Hypothetical shares repurchased at average market price with proceeds of exercise	—	(348,240)	—	(500,947)

Total shares	8,671,272	8,745,199	8,671,272	8,822,770

Net (loss) income per share (diluted)	$(0.05)	$0.03	$(0.29)	$0.09

4)  SEGMENT REPORTING

    The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the third quarter and nine months ended August 31, 2001 and August 27, 2000.

Three Months Ended August 31, 2001 and August 27, 2000

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
Revenue:
2001	$3,928,000	$3,220,000	$2,231,000	$9,379,000
2000	$5,979,000	$2,809,000	$1,703,000	$10,491,000
	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
Net income (loss):
2001	$(734,000)	$308,000	$0	$(426,000)
2000	$(124,000)	$303,000	$81,000	$260,000

Nine Months Ended August 31, 2001 and August 27, 2000

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
Revenue:
2001	$14,322,000	$8,391,000	$6,570,000	$29,283,000
2000	$17,832,000	$7,683,000	$4,700,000	$30,215,000

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
Net income (loss):
2001	$(3,517,000)	$770,000	$203,000	$(2,544,000)
2000	$(410,000)	$1,028,000	$159,000	$777,000
	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
Assets: As of August 31, 2001 and November 30, 2000
2001	$7,909,000	$3,154,000	$3,781,000	$14,844,000
2000	$11,681,000	$3,648,000	$3,036,000	$18,365,000

5)  RESTRUCTURING CHARGES

    In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility is expected to be completed by the end of the fourth quarter of fiscal 2001. The Company is closing these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. A one-time restructuring charge of $1,440,000 was recorded in the second quarter of fiscal 2001 relating to the plant closures. During the quarter ended August 31, 2001, approximately $135,000 in severance costs, $55,000 in lease costs and $3,000 in service contract costs were charged against the reserve. The remainder of the restructuring reserve consists of lease abandonment costs of $1,070,000 (net of probable lease revenue of $250,000) and service contract costs of $12,000, which have been substantially classified as a long-term liability since payments will be made through November 2005.

6)  CONTINGENT LIABILITIES

    Legal proceedings to which the Company is a party are discussed in Part 1, Item 3, under the caption "Legal Proceedings", in the Annual Report on form 10-K for the fiscal year ended November 30, 2000.

7)  DEBT

    At August 31, 2001, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit. The Company is currently in discussions with the lender to amend the financial covenants. There can be no assurance that management will be successful in its discussions with the lender or that management would be successful in finding a replacement lender with acceptable terms. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

8)  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This

statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measure of those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted the standard during the first quarter of fiscal year 2001. The Company currently does not engage in derivative or hedging activities, and accordingly, there has been no impact on its consolidated financial statements.

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

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial condition of the Company.

    In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The adoption of this EITF did not have a material impact on the consolidated results of operations or financial position of the Company.

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in business combinations. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial position or results of operations.

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier adoption permitted. The Company has not yet determined the impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).

    The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

    This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the fiscal year ended November 30, 2000.

    Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Results of Operations

FY 01 Current Three Months Versus FY 00

    Net revenue for the third quarter ended August 31, 2001 was $9,379,000, versus $10,491,000 for the same three-month period of fiscal 2000, a decrease of 11%. The decrease in net revenues for the third quarter of fiscal 2001 is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions.

    Cost of sales for the third quarters ended August 31, 2001 and August 27, 2000 were $8,601,000 and $8,877,000, respectively. Cost of sales as a percentage of net revenue was 92% for the third quarter of fiscal 2001, compared to 85% for the third quarter of fiscal 2000. This increase in cost of sales as a percentage of net revenue is primarily due to lower sales prices and non-recurring costs relating to the closing of the Company's manufacturing plant in Texas.

    Selling, general and administrative expenses for the third quarters ended August 31, 2001 and August 27, 2000 were $1,001,000 and $1,173,000, respectively. The $172,000 decrease was due primarily to the Company's continued focus on reducing operating expense ratios and optimizing manufacturing processes in order to improve profitability.

    Interest expense for the third quarters of fiscal 2001and 2000 was $105,000 and $126,000, respectively.

    Net loss for the third quarter of fiscal 2001 was $426,000, compared to net income of $260,000 for the third quarter of fiscal 2000. Basic loss per share for the third quarter of fiscal 2001 was $0.05 per share based on a weighted average of 8.7 million shares, compared to basic income of $0.03 per share based on a weighted average of 8.6 million shares for the third quarter of fiscal 2000. Diluted loss per share for the third quarter of fiscal 2001 was $0.05 per share based on a weighted average of 8.7 million shares, compared to diluted income per share of $0.03 per share based on a weighted average of 8.7 million shares for the third quarter of fiscal year 2000.

FY 01 Nine Months Versus FY 00

    Net revenue for the nine months ended August 31, 2001 was $29,283,000, versus $30,215,000 for the same period of fiscal 2000. Net revenues were lower by 3% due to domestic economic conditions and price reductions.

    Cost of sales for the nine months ended August 31, 2001 and August 27, 2000 was $26,356,000 and $25,535,000, respectively. Cost of sales as a percentage of net revenue was 90% for the first nine months of fiscal 2001, compared to 85% for the first nine months of fiscal 2000. This increase in cost of sales as a percentage of net revenue is primarily due to lower sales prices, inventory write offs and other non-recurring costs relating to the closing of the Company's manufacturing plant in Texas, and a reduction in the Company's share of gross profit per an agreement with its strategic manufacturing partner in Singapore.

    Selling, general and administrative expenses for the nine months ended August 31, 2001 and August 27, 2000 were $3,295,000 and $3,318,000, respectively. The Company continues to focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

    In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility is expected to be completed by the end of the fourth quarter of fiscal 2001. The Company is closing these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. A one-time restructuring charge of $1,440,000 was recorded in the second quarter of fiscal 2001 relating to the plant closures. During the quarter ended August 31, 2001, approximately $135,000 in severance costs, $55,000 in lease costs and $3,000 in service contract costs were charged against the reserve. The remainder of the restructuring reserve consists of lease abandonment costs of $1,070,000 (net of probable lease revenue of $250,000) and service contract costs of $12,000, which have been substantially classified as a long-term liability since payments will be made through November 2005.

    Interest expense for the first nine months of fiscal 2001and 2000 was $397,000 and $376,000, respectively.

    Net loss for the first nine months of fiscal 2001 was $2,544,000, excluding restructuring charges the net loss was $1,104,000, compared to net income of $777,000 for the first nine months of 2000. Basic loss per share for the first nine months of fiscal 2001 was $0.29 per share based on a weighted average of 8.7 million shares, compared to basic income of $0.09 per share based on a weighted average of 8.6 million shares for the first nine months of fiscal 2000. Diluted loss per share for the first nine months of fiscal 2001 was $0.29 per share based on a weighted average of 8.7 million shares, compared to diluted income of $0.09 per share based on a weighted average of 8.8 million shares for the first nine months of fiscal 2000.

Segment Information

    The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in Note 4 to these consolidated financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

FY 01 Current Three Months Versus FY 00

AMI-U.S. Operations

    Net revenue for the third quarter ended August 31, 2001 was $3,928,000, compared to net revenue for the third quarter ended August 27, 2000 of $5,979,000. The decrease in net revenues for the third quarter of fiscal 2001 is primarily attributable to lower domestic sales prices and volume relating to the slowdown in domestic economic conditions. Net loss for the third quarter ended August 31, 2001 was $734,000, compared to net loss for the third quarter ended August 27, 2000 of $124,000. The increase in net loss is primarily attributable to lower net revenue volumes coupled with fixed manufacturing costs. Manufacturing overhead is expected to reduce beginning in the fourth quarter of fiscal 2001, due to the consolidation of domestic operations.

AMI-Singapore

    Net revenue for the third quarter ended August 31, 2001 was $3,220,000, compared to net revenue for the third quarter ended August 27, 2000 of $2,809,000. The increase in net revenues for the third quarter of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts have reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the third quarter ended August 31, 2001 was $308,000, compared to net income for the third quarter ended August 27, 2000 of $303,000.

AML-Ireland

    Net revenue for the third quarter ended August 31, 2001 was $2,231,000, compared to net revenue for the third quarter ended August 27, 2000 of $1,703,000. The increase in net revenues for the third quarter of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the third quarter ended August 31, 2001 was $0, compared to net income for the third quarter ended August 27, 2000 of $81,000. The decrease in net income is due primarily to lower prices on computer printer component sales.

FY 01 Nine Months Versus FY 00

AMI-U.S. Operations

    Net revenue for the nine months ended August 31, 2001 was $14,322,000, compared to net revenue for the nine months ended August 27, 2000 of $17,832,000. The decrease in net revenues is primarily attributable to lower domestic sales prices and volume relating to the slowdown in domestic economic conditions. The net loss for the nine months ended August 31, 2001 was $3,517,000, excluding restructuring charges the net loss was $2,077,000, compared to a net loss for the nine months ended August 27, 2000 of $410,000. The increase in net loss excluding restructuring charges is primarily attributable to lower net revenue volumes coupled with fixed manufacturing costs. Manufacuting overhead is expected to reduce beginning in the fourth quarter of fiscal 2001, due to the consolidation of domestic operations.

AMI-Singapore

    Net revenue for the nine months ended August 31, 2001 was $8,391,000, compared to net revenue for the nine months ended August 27, 2000 of $7,683,000. The increase in net revenues for the first nine months of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts will reflect continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the nine months ended August 31, 2001 was $770,000, compared to net income for the nine months ended August 27, 2000 of $1,028,000. The decrease in net income is primarily attributable to lower prices and a reduction in the gross profit per the profit sharing agreement with the Company's strategic manufacturing partner in Singapore.

AML-Ireland

    Net revenue for the nine months ended August 31, 2001 was $6,570,000, compared to net revenue for the nine months ended August 27, 2000 of $4,700,000. The increase in net revenues for the first nine months of fiscal 2001 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net income for the nine months ended August 31, 2001 was $203,000, compared to net income for the nine months ended August 27, 2000 of $159,000. The Increase in net income is primarily due to the higher sales volume which was partially offset by lower prices.

Liquidity and Capital Resources

    Cash and cash equivalents were $924,000 at August 31, 2001, compared with $1,101,000 at November 30, 2000. During the third quarter cash flows from operating activities were used to pay down short- and long-term debt and purchase property, plant and equipment.

    Operating activities generated $1,762,000 of cash during the third quarter fiscal 2001, compared with $1,510,000 in the corresponding period in fiscal 2000. The increase in cash generated from operating activities in fiscal 2001 resulted primarily from operations and a decrease in accounts receivables.

    Inventory at August 31, 2001 was $3,473,000, compared to $4,962,000 at November 30, 2000. Inventory levels decreased primarily due to an anticipated short-term reduction in the domestic sales volume.

    Net trade receivables at August 31, 2001 were $5,941,000, compared to $7,753,000 at November 30, 2000. The decrease is due to reduction in domestic net revenues.

    Capital expenditures for the nine months ended August 31, 2001 were $454,000, compared to $956,000 for the corresponding period in fiscal 2000. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

    The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the third quarter of fiscal 2001 decreased by $1,295,000.

    The Company had $924,000 of cash and cash equivalents at August 31, 2001. The Company has a $5,000,000 operating credit line with its primary lenders with approximately $2,740,000 currently outstanding as of August 31, 2001, which expires in February 2002. The Company has an outstanding term loan of $442,000 as of August 31, 2001 with the same bank. The term loan bears interest at prime plus 1.25% and libor plus 1.0% (6.75% and 6.5%, respectively, at August 31, 2001). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short-and long-term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. (See discussion below).

    At August 31, 2001, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit. The Company is currently in discussions with the lender to amend the financial covenants. There can be no assurance that management will be successful in its discussions with the lender or that management would be successful in finding a replacement lender with acceptable terms. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Factors That Could Affect Future Results

    Competition—We encounter aggressive competition in all areas of our business. We have numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of our competitors are private, closely held companies. We compete primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In particular, management anticipates a continuing need to lower the prices of many of the Company's products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of our markets, we may not be able to successfully compete against current and future competitors, and the competitive pressures we face could harm our business and prospects.

    New Product Introductions—If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, we may lose market share and future revenue and earnings may suffer. The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, we must be able to manufacture sufficient volumes quickly at low enough costs. To do this we must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.

    Short Product Life Cycles—The short life cycles of many of the Company's products pose a challenge for us to manage effectively the transition from existing products to new products. If we do not manage the transition effectively, our future revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in the customer decision-making process, development of manufacturing processes, long lead times for the delivery of raw materials and variations in product costs. Our future revenues and earnings could also suffer due to the timing and introduction of new product offerings, which compete directly or indirectly with our customers' products and new product offerings by our competitors.

    Reliance on Suppliers—The Company's manufacturing operations depend on our suppliers' ability to deliver quality raw materials and components in time for us to meet critical manufacturing and distribution schedules. We sometimes experience a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, we may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer.

    International—Sales outside the United States make up more than 58% of the Company's revenues. Manufacturing for these products are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

  •
  Changes in a country or region's political or economic conditions,

  •
  Trade protection measures,

  •
  Import or export licensing requirements,

  •
  The overlap of different tax structures,

  •
  Unexpected changes in regulatory requirements,

  •
  Problems caused by the conversion of various European currencies to the Euro, and

  •
  Natural disasters.

    Market Risk—The majority of the Company's sales are denominated in U.S. dollars. All costs in Singapore and the majority of direct material costs in Ireland are also denominated in U.S. dollars. However, the Company is exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2000 Annual Report on Form 10-K for more detailed information.

    Earthquake—Our corporate offices and manufacturing division in California are located near major earthquake faults. The ultimate impact on the Company and our general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. We are predominantly uninsured for losses and interruptions caused by earthquakes.

    Environmental—Some of the Company's operations use substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations.

    Profit Margin—The Company's profit margins vary somewhat among our products and geographic markets. Consequently, our overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net revenue.

    Stock Price—The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect our stock price are:

  •
  The Company's, our customer's or our competitor's announcement of new or discontinued products,

  •
  Quarterly increases or decreases of our earnings,

  •
  Changes in revenue or earnings estimates by the investment community, and

  •
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

    Earnings Fluctuations—Although management believes the Company has products and resources needed for successful results, we cannot reliably predict future revenue and margin trends. Actual trends may cause us to adjust our operations, which could cause period-to-period fluctuations in our earnings.

    We may face interruption of production and services due to increased security measures in response to terrorism. Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terroritsts' activities and threats aimed at the United States transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operation, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

    The Company's common stock traded on the NASDAQ Small-Cap Stock Market ("NASDAQ") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company's common stock was delisted from the NASDAQ and has traded on the NASD-regulated OTC Bulletin Board ("Bulletin Board") under the symbol "ADMG.OB."

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    A discussion of the Company's exposure to, and management of, market risk appears in Part I, Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results."

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.
None
(b)	Reports on Form 8-K
No reported 8-K developments submitted in quarter.

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 11, 2001	ADVANCED MATERIALS GROUP INC.
	By:	/s/ STEVE F. SCOTT Steve F. Scott President and CEO (Chief Executive Officer)
	By:	/s/ GAYLE ARNOLD Gayle Arnold Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ADVANCED MATERIALS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
  ITEM I—CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES