Form 10-K405
period 2001-11-30
ADVANCED MATERIALS GROUP INC
filed 2002-02-28
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended November 30, 2001.
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File No. 0-16401

ADVANCED MATERIALS GROUP, INC.
(Exact name of registrant as specified in charter)

Nevada	33-0215295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20211 S. Susana Road, Rancho Dominguez, California	90221
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 537-5444

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/     No / /

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        There were 8,671,272 shares of the registrant's voting common stock with a par value of $0.001 outstanding at February 21, 2002. The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant on February 21, 2002 was $1,977,741.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

Item 1. Business.

General

        Advanced Materials Group, Inc. (the "Company" or "AMG"), through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a 49 year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. Advanced Materials Foreign Sales Corporation Ltd. ("AM FSC") was formed in Fiscal Year 1997 ("FY97") as a wholly-owned subsidiary of AM to conduct the same business activities in the Asian market. Advanced Materials Ltd. ("AM Ltd."), was formed in FY97 as a wholly-owned subsidiary of the Company to conduct the same business activities in the European market.

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

        In October 1993, the Company acquired all of the outstanding stock of Condor Utility Products, Inc. ("Condor") for aggregate consideration of $1,025,000, payable $640,876 in cash and the issuance of 55,975 shares of the Company's Common Stock. The Company also agreed to pay additional consideration to the sellers based upon Condor achieving specified levels of profit for subsequent calendar years, but that agreement was replaced in 1995 with a bonus plan based on operating performance. The Company assumed all of the obligations of Condor (other than federal income tax liabilities), which amounted to approximately $207,000 as of the closing date.

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

Business Strategy

        The Company is a leading supplier of specialty polymeric and advanced materials in both domestic and foreign markets. Polymers are synthetic chemical structures used in a variety of configurations and products. The worldwide market for specialty industrial products used as components in industrial products is substantial. Management believes that manufacturers are increasingly recognizing the value in conserving or reallocating their resources by outsourcing the specialty components of their products. The Company is positioning itself in the marketplace to benefit from this trend and is continuously looking for new materials to work with.

        The Company's strategy has been to penetrate foreign marketplaces by establishing fabrication plants in such areas as Singapore, Ireland and Mexico. Two fabrication plants, located in Ireland and Singapore, respectively, began production in fiscal 1998. The Ireland facility operates as AM Ltd., a wholly owned subsidiary of Advanced Materials Group, Inc. The Company formed AM FSC, a wholly-owned subsidiary of AM to enter into a strategic manufacturing agreement in Singapore. In 1998, AM FSC entered into a ten-year agreement with Foamex Asia. The terms of the agreement call for AM FSC to provide certain production equipment and technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and workforce to fabricate foam products at their Singapore facility. The Company's long-term strategy also includes the identification and acquisition of undervalued entities, which will add strategic and economic value to the Company's product line and competitive positioning.

Products

        The Company manufactures a variety of specialty materials including foams, foils, films and adhesive composites, into components and finished products for the automotive, electronics, medical and consumer products markets. These products include foam inserts for computer printer cartridges, insulators used in automobile air conditioners, inking felts used in printers, water and dust seals for automobiles, computers, printers and HVAC systems, foam filters for trucks, computers and electrical humidifiers, sound attenuation foam, and foam/fabric composites for cushions and padding in helmets, soft luggage and other consumer products. In addition, private label manufacturing of products for medical accounts include electrosurgical grounding pads, sponges, neck braces, kneepads and other specialty foam products. All of these products are designed and produced to meet the specifications of each customer. AMG typically provides no warranty for its products other than compliance with specifications at the time of delivery.

        All of the products produced by AMG are manufactured to specifications furnished by its customers. Accordingly, the Company does not engage in research and development of new products. The Company has, however, acquired new and advanced equipment, an example of which is impulse sealing equipment for making foam/non-woven filters, in order to maintain production capabilities consistent with its customers' specifications.

Manufacturing

        AM's corporate headquarters and fabrication facilities are located in Rancho Dominguez, California. There are two facilities in Rancho Dominguez, which are approximately 56,000 square feet and 22,000 square feet, respectively. These facilities service a region consisting of the United States, Mexico and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM.

        AM Ltd. leases approximately 37,500 square feet of space in Dublin, Ireland. The facility serves as the Company's European headquarters and has substantially the same equipment as in the U.S. facilities.

        AM FSC has a strategic manufacturing agreement in Singapore with Foamex Asia. The terms of the agreement call for AM FSC to lease production equipment and provide certain technology to

Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and workforce to fabricate foam products at their Singapore facility. See Note 1 of Notes to Consolidated Financial Statements.

        AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process that involves heating a foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process that involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process that involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a "glue" layer to the fabric. AM uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM produces caulking and sealing foam tape using this process. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. AM produces a variety of products such as electrosurgical pads and printer components with its die cutting equipment. Slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

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

        AM manufactures its products for its industrial customers pursuant to customer purchase orders, most of which provide for multiple shipping release dates. This system enables AM to plan raw material purchases and production scheduling. For its largest accounts, AM produces a two to four-week supply of products and stock them for quick delivery.

Quality Control

        AMG is ISO 9002 certified and QS 9000 certified at its Rancho Dominguez facility. It also maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AMG maintains procedures for conducting quality compliance surveys of its major suppliers and has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. The Company has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

Suppliers

        AMG purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AMG's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2001, 2000 and 1999 supplied approximately 68%, 62% and 62%, respectively, of AMG's raw materials' requirements. See Manufacturing above.

        AM is an authorized fabricating distributor of a number of raw material suppliers, including Foamex, Voltek, Avery Dennison (pressure sensitive adhesives), Zotefoam (cross linked polyethylenes) and Rogers (cast urethanes). Management believes that these supply arrangements, many of which have been active for 25 years or more, provide AM with a diverse mix of raw materials at the best available prices. AM purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to AM could adversely affect AM's ability to manufacture and deliver products on a timely and competitive basis. AM purchases its raw materials on standard credit terms and considers its relationships with its suppliers to be good.

        Management believes that the loss of either Foamex or Voltek as a major supplier of foam would not adversely affect the Company's business in the long term because other suppliers of foam could be relied upon to meet its requirements at a comparable cost. However, the loss of either Foamex or Voltek would adversely affect the business in the short term (approximately three months). Management believes that the loss of any other supplier would not adversely affect the Company.

Marketing and Sales

        AMG's products are marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. All of AMG's products are components or finished products manufactured to order for its industrial customers. The customer's purchase decision often involves the engineering, manufacturing and purchasing groups within the customer's management.

        AMG currently has seven full-time sales representatives who make sales on a direct basis. Four sales representatives are in the field and three provide inside sales support. The field sales representatives receive a base salary plus a commission and the inside sales representatives receive a salary.

        AMG's domestic sales as a percentage of the Company's consolidated sales were approximately 46%, 58% and 66% for fiscal years 2001, 2000 and 1999, respectively. AMG currently does business in a number of foreign regions including Asia, Europe, South America and the Middle East. Foreign sales, which accounted for approximately 54%, 42% and 34% of fiscal 2001, 2000 and 1999 sales, respectively, are made both directly and through sales agents who receive commissions.

        Total revenue attributable to each geographic area in which the Company sells is included in Note 12 of the Notes to Consolidated Financial Statements included herein.

        AMG relies primarily upon referrals by its customers and vendors and the activities of its sales representatives for new business. AM advertises in the Thomas Register, a sourcing guide for industrial engineering and purchasing groups. AM also participates in industrial design and engineering trade shows as a means of marketing its products.

Backlog

        AMG manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders included in the Company's backlog may be cancelled under certain conditions without significant penalty. At February 6, 2002, AMG's backlog of orders was $11,912,000 compared to $7,883,000 at approximately the same time in the prior year.

Customers

        AMG generally sells its products pursuant to customer purchase orders. There can be no assurance that any customers will continue to purchase products from AMG. AMG's customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence on one customer or one market sector. However, one customer, Hewlett Packard, accounted for 62%, 53% and 41% of consolidated revenues for the years ended November 30, 2001, 2000 and 1999, respectively. While AMG has acquired new customers as well as orders for new products from existing customers, the loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard could have a material adverse effect on the Company's consolidated financial position and results of operations.

        AMG believes its prices are competitive with those of other fabricators of custom materials. AMG sales are typically made on terms, which require payment of the net amount due in 30 days.

        AM's domestic customers are located primarily in the West and Southwest regions of the United States. For bulky, low price products, high freight costs on long distance shipments from AM's Rancho Dominguez facility make it difficult for AM to be competitive in other regions of the United States or internationally.

Licenses and Proprietary Rights

        The Company has secured a patent on a manufacturing process for fabricating plastic foam sheet material with compound radius. AMG relies on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

Competition

        The custom materials fabrication industry in which AMG competes is highly competitive. The number of competitors and the Company's competitive position are not known or reasonably available. High barriers to entry and fragmented competition characterize the industry. Barriers to entry are high because most of the products must be produced by customized, proprietary equipment which is designed and/or built in-house and cannot be produced with standard equipment. Most of the Company's competitors are small, privately held companies, which generally specialize in only one product or process. Three of the Company's principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Rogers Foam Corp. AMG competes primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products.

        Current competitors or new market entrants could introduce new or enhanced products with features that render AMG's products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AMG to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry. There can be no assurance that AMG will be able to keep pace with the technological demands of the market place or successfully develop new products demanded by customers.

Government Regulation

        The manufacture of certain products by AMG requires the purchase and use of chemicals and other materials, which are or may be classified as hazardous substances. The Company and its subsidiaries do not maintain environmental impairment insurance. There can be no assurance that the Company and its subsidiaries will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

        The Company and its subsidiaries are subject to regulations administered by the United States Environmental Protection Agency, various state agencies, county and local authorities acting in conjunction with federal and state agencies and European Union ("EU") and Irish agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

        The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal, state, EU and Irish laws and regulations governing their respective operations. Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable environmental laws and regulations.

        Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act ("OSHA"), are also applicable to the Company and its subsidiaries. The Company believes it and its subsidiaries are in substantial compliance with all material Federal, state, local, EU and Irish laws and regulations regarding safe working conditions.

Employees

        As of November 30, 2001, the Company and its subsidiaries had 117 full-time employees, of whom 68 were located at AM's Rancho Dominguez, California facility and 49 were located at the Company's Ireland subsidiary. Of the Company's full-time employees, 77 are employed in manufacturing, 10 are in sales, 21 perform general and administrative functions and 9 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of November 30, 2001, the Company utilized approximately 94 contract workers.

        None of the employees of the Company or its subsidiaries are presently represented by a labor union and the Company's management considers the relationships of the Company and its subsidiaries with its employees to be good.

Item 2. Properties.

        The Company leases approximately 56,000 and 22,000 square feet, respectively, in two separate facilities, of manufacturing and office space in Rancho Dominguez, California. The Company pays rent of approximately $22,400 and $10,750 per month, respectively, under the leases, expiring in November 2004 and April 2002, respectively. The Company is currently reviewing other properties to replace the facility that has the lease expiring April 2002.

        The Company's Ireland subsidiary, AM Ltd., leases approximately 37,500 square feet of manufacturing and office space in Dublin, Ireland. AM Ltd. pays rent of approximately 9,750 Irish Pounds per month (equivalent to approximately $12,790 per month at November 30, 2001) and the lease expires in February 2003.

Item 3. Legal Proceedings.

        In October 1996, the Company was notified that it had been named in a bodily injury lawsuit pending in the 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants.

The suit alleges that the Company supplied certain foam "wipers" which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as: (1) AM was not incorporated at the time of such implants; (2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such "wipers"; and, (4) there are two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, adversely affect the Company's financial condition.

        The Company's Condor subsidiary was named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. The plaintiffs alleged that Condor breached a supply contract by obtaining various molds from a competing supplier, and sought damages therefor. The plaintiffs also sought damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner. Condor filed a cross-complaint alleging that plaintiffs breached the contract. The plaintiffs received a non-binding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs.

        On October 5, 1998, a jury entered a partial verdict finding that Condor had breached the supply contract. A judgment in the amount of $382,500 was entered in favor of the plaintiffs. In response to a motion by the plaintiffs, on December 22, 1998, the court awarded the plaintiffs attorneys' fees in the amount of $266,000. Condor recorded a provision in the amount of $975,000, which also included estimated interest on the award.

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

        On July 19, 1999, the Company filed a complaint for declaratory relief against Vern Auten and Shirley Auten, individually and doing business as Aglo Plastics Co, in United States District Court, Southern District of California. The relief sought by the Company is a declaration by the Court that Advanced Materials Group, Inc., the parent company of Condor Utility Products, Inc., has no obligation to pay the Condor Judgment. The Company obtained a declaration during 2000 that it had no liability for the debts of Condor, including the aforementioned judgment. The Auten's filed an appeal related to this declaration. On February 15, 2001, the Court of Appeals dismissed the Auten appeal. Accordingly, the Company reversed a litigation accrual of $975,000. At November 30, 2000, there were no remaining assets or liabilities in connection with the discontinued operations.

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

Fiscal 2001	High	Low	Fiscal 2000	High	Low
Fourth Quarter	$0.39	$0.23	Fourth Quarter	$1.12	$0.62
Third Quarter	$0.53	$0.25	Third Quarter	$1.00	$0.62
Second Quarter	$0.50	$0.35	Second Quarter	$1.62	$0.78
First Quarter	$0.91	$0.41	First Quarter	$1.75	$0.75

        There were approximately 1,200 shareholders of record as of February 21, 2002.

        The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.

Item 6. Selected Financial Data

	Years Ended November 30,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data:
Revenues:
Net sales	$38,483,000	$40,329,000	$34,798,000	$28,916,000	$28,898,000

Cost and expenses:
Cost of sales	35,102,000	34,152,000	30,257,000	22,513,000	21,460,000
Selling, general and administrative	4,484,000	4,463,000	4,528,000	4,027,000	3,554,000
Write-off of start-up costs	—	—	—	608,000	—
Write-off of capitalized license	—	—	—	158,000	—
Write-down of goodwill	—	—	—	909,000	—
Restructuring charges	1,334,000	—	—	—	—
Interest expense	501,000	523,000	504,000	298,000	211,000
Depreciation and amortization	344,000	286,000	220,000	322,000	369,000
Other, net	38,000	126,000	163,000	247,000	124,000

Total costs and expenses	41,803,000	39,550,000	35,672,000	29,052,000	25,718,000

Other income:
Realized gain on sale of securities	—	—	—	—	139,000

Income (loss) from continuing operations before income taxes	(3,320,000)	779,000	(874,000)	(166,000)	2,873,000
Income tax expense	66,000	273,000	—	538,000	180,000
Income (loss) from continuing operations	(3,386,000)	506,000	(874,000)	(704,000)	2,693,000
Net income (loss) from discontinued operations	—	667,000	—	(1,627,000)	223,000

Net income (loss)	$(3,386,000)	$1,173,000	$(874,000)	$(2,331,000)	$2,916,000

Net income (loss) per share from continuing operations:
Basic	$(0.39)	$0.06	$(0.10)	$(0.08)	$0.32

Diluted	$(0.39)	$0.06	$(0.10)	$(0.08)	$0.29

Net income (loss) per share:
Basic	$(0.39)	$0.14	$(0.10)	$(0.27)	$0.30

Diluted	$(0.39)	$0.13	$(0.10)	$(0.27)	$0.27

Consolidated Balance Sheet Data:
Working capital	$111,000	$3,375,000	$1,356,000	$2,055,000	$3,505,000
Total assets	$14,772,000	$18,057,000	$16,092,000	$12,682,000	$12,601,000
Total liabilities	$13,867,000	$13,766,000	$13,105,000	$8,565,000	$6,265,000
Stockholders' equity	$905,000	$4,291,000	$2,987,000	$4,117,000	$6,336,000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Fiscal 2001 Compared with 2000 and 2000 Compared with 1999

        The Company's revenue from continuing operations for the fiscal year ended November 30, 2001 was $38.5 million, a decrease of 4.6% compared to the fiscal year ended November 30, 2000. Revenues from the Singapore strategic manufacturing venture grew to $11,541,000 in fiscal 2001 from $10,046,000 in fiscal 2000. Revenues in Ireland grew to $9,060,000 in fiscal 2001 from $6,979,000 in fiscal 2000. Revenues from U.S. operations decreased to $17,882,000 in fiscal 2001 from $23,304,000 in fiscal 2000. Revenue from continuing operations, for the fiscal year ended November 30, 2000 was $40.3 million, an increase of 15.9% compared to fiscal 1999. Revenues from the Singapore strategic manufacturing venture grew to $10,046,000 in fiscal 2000 from $8,409,000 in fiscal 1999. Revenues in Ireland grew to $6,979,000 in fiscal 2000 from $3,313,000 in fiscal 1999. Revenues from U.S. operations increased slightly to $23,304,000 in fiscal 2000 from $23,076,000 in fiscal 1999. The decline in the Company's U.S. revenues in fiscal 2001 is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions. The growth in foreign revenues is primarily due to increased demand from Hewlett Packard in those areas as well as the addition of new customers. See Business Outlook section below.

        Cost of sales in fiscal 2001 increased to $35,102,000 from $34,152,000 in fiscal 2000 and $30,257,000 in fiscal 1999. Cost of sales as a percentage of net sales was 91.2% in fiscal 2001 compared to 84.7% and 87.0% in fiscal 2000 and fiscal 1999, respectively. The Company's gross profit percentage was 8.8% in fiscal 2001, compared to 15.3% in fiscal 2000 and 13.0% in fiscal 1999. The Company has experienced significant pricing pressures during the past year. Lower volumes at the Company's domestic locations has led to lower capacity utilization and negatively impacted labor and overhead absorption for the domestic operations. The Company has responded to declining U.S. volumes by relocating manufacturing capacity from plants in Texas, Oregon and Colorado to its California facilities during the second half of fiscal 2001. This restructuring also added significantly to cost of sales during fiscal 2001, with non-recurring costs for the relocation and write-offs of inventory aggregating over $700,000. The final closure of the Texas plant, which was the largest of the Company's facilities, occurred in October 2001 and therefore, the benefits from the reduced overhead were not realized in fiscal 2001.

        Selling, general and administrative ("SG&A") expense remained relatively unchanged at $4,484,000 in fiscal 2001 versus $4,463,000 in fiscal 2000. SG&A expense was $4,528,000 in fiscal 1999. SG&A costs decreased in fiscal 2000 due to overhead reductions and various cost containment strategies put in place. The Company anticipates reductions in SG&A costs in fiscal 2002 due to the plant closures in late fiscal 2001 noted previously.

        Restructuring charges of $1,334,000 were recorded in fiscal 2001 relating to the plant closures noted above. During fiscal 2001, approximately $135,000 in severance costs, $139,000 in lease costs and $7,000 in service contract costs were charged against the reserve. The remainder of the restructuring reserve consists of severance costs of $63,000, lease abandonment costs of 980,000 (net of probable lease revenue of $330,000) and service contract costs of $10,000, which have been substantially classified as a long-term liability since payments will be made through November 2005, with the exception of the severance costs which are expected to be paid within the next twelve fiscal months.

        Interest expense in fiscal 2001 was $501,000 compared to $523,000 and $504,000 in fiscal 2000 and fiscal 1999, respectively. The decrease in fiscal 2001 was due to lower borrowing levels and lower interest rates.

        Income taxes were $66,000 in fiscal 2001 compared to $273,000 and $0 in fiscal 2000 and fiscal 1999, respectively. Income taxes were only $66,000 in fiscal 2001 due to operating losses offset by an increase in the valuation allowance relative to deferred tax assets. The provision for income taxes in fiscal 2000 is the tax payable for the period less the change during the period in deferred tax assets.

        Net loss from continuing operations for fiscal 2001 was $3,386,000 compared to income from continuing operations in fiscal 2000 of $506,000 and a net loss from continuing operations in fiscal 1999 of $874,000. Fiscal 2001 results included non-recurring restructuring charges of $1,334,000 and other non-recurring costs relating to the restructuring included in costs of sales of approximately $700,000. Exclusive of these items, fiscal 2001 net loss from continuing operations would have been $1,352,000.

        The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

Liquidity and Capital Resources

        The Company's operating activities provided $2,157,000 of cash flows in fiscal 2001 compared to $1,525,000 in fiscal 2000. In fiscal 1999, operating activities used $1,245,000.

        Accounts receivable and inventories decreased $1,253,000 and $1,444,000, respectively, in fiscal 2001, primarily as a result of decreased sales. Funds were also provided by an increase in accounts payable and accrued liabilities of $441,000. Accounts receivable and inventories increased $515,000 and $1,095,000, respectively, in fiscal 2000, partially offset by an increase in accounts payable and accrued liabilities of $1,266,000. Accounts receivable increased $2,050,000 in fiscal 1999 as a result of shipments to Singapore, which is offset by increases to accounts payable and accrued liabilities and deferred income. Inventory, primarily in raw materials, increased $1,403,000 in fiscal 1999 as a direct result of the increase in sales volume. During the three-year period encompassing fiscal years 1999 through 2001, the Company experienced an increase in its concentration of credit risk as one customer, Hewlett Packard, accounted for 62%, 53% and 41% of revenue during fiscal 2001, 2000 and 1999, respectively. The same customer accounted for 47% and 43% of accounts receivable at the end of fiscal 2001 and 2000, respectively.

        The Company invested $566,000, $1,107,000 and $1,012,000 in capital equipment to start-up operations in Ireland to support domestic product-line expansion and upgrade computer systems throughout the company, in fiscal 2001, 2000 and 1999, respectively. The Company currently has outstanding capital equipment commitments totaling $551,000.

        The Company had $1,303,000 of cash and cash equivalents at November 30, 2001. The Company has a $4,500,000 operating credit line with its primary lenders with approximately $2,788,000 currently outstanding as of November 30, 2001, which expires in February 2003. There was approximately $340,000 available under the line at November 30, 2001. The line bears interest at prime plus 3.25% (8% at November 30, 2001). AML has a credit line from an Irish bank to provide up to Euro 550,000. Currently, there is no outstanding balance against this line. The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short- and long-term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. (See discussion below).

        At November 30, 2001, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Business Outlook

        This Business Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

        The Company currently has sufficient orders from OEMs to believe that domestic sales will remain stable or grow slightly in fiscal 2002. The Company expects Ireland and Singapore sales to show continued growth in fiscal 2002.

        The Company expects gross profit and operating profit margins to improve slightly in fiscal 2002, primarily due to the Company's consolidation of its manufacturing operations in the U.S. and growth in Ireland and Singapore.

        The Company expects interest expense to remain relatively unchanged in fiscal 2002.

Recent Accounting Pronouncements

        In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The adoption of this EITF did not materially impact the consolidated results of operations or financial position of the Company.

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in business combinations. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not believe that SFAS 141 will materially impact the Company's financial position or results of operations.

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001 with earlier adoption permitted. The Company has not yet determined the impact on the Company's financial position or results of operations as a result of the future adoption of SFAS 142.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. AMG will adopt SFAS 144 beginning in the fiscal year 2003. The Company does not believe that the adoption of SFAS 144 will materially impact the Company's financial position or results of operations.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

        The Private Securities Litigation Reform Act of 1995 provides for a "safe harbor" for forward looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. This Act only became law in late December 1995 and, except for the Conference Report, no official interpretations of the Act's provisions have been published. Accordingly, the Company hereby identifies the following important factors which could cause the Company's actual financial results to differ materially from any such results which might be projected, forecast, estimated or budgeted by the Company in forward looking statements.

  a)
  General business conditions, including a worsening economy, which might slow the overall demand for the Company's products and increases of interest costs based on the Company's borrowing activities.

  b)
  Competitive factors, including heightened competition from existing competitors leading to increased price competition and margin erosion; and the introduction of new products or technologies by customers or competitors.

  c)
  Under utilization of the Company's factories and plants.

  d)
  Concentrations of sales in markets and customers, including Hewlett Packard.

  e)
  Failure to obtain new customers, retain existing customers or volume reductions by current customers.

  f)
  Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

  g)
  Inability to execute marketing and sales plans.

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

        The foregoing review of factors pursuant to the Private Litigation Securities Reform Act of 1995 should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of that Act.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        A significant portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Ireland and Singapore and sells the products in those markets as well. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's functional currency has been determined to be United States dollars since the parent company funds all the capital and start-up costs, ongoing capital expenditures as well as the operating losses of the foreign subsidiaries. In addition, the majority of the sales are also denominated in United States dollars. The Company maintained the books of its Singapore operations in United States dollars and maintained the books of its Ireland operations in Irish pounds. Accordingly, the financial statements of the Irish subsidiary are remeasured to United States dollars and the translation gains or losses are reflected in the Company's statement of operations. The Company believes its exposure to translation gains and losses with respect to its foreign operations is minimal due to the stability of the foreign markets in which the Company operates.

        The Company's interest expense is most sensitive to changes in interest rates relating primarily to the Company's current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt.

        The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates (dollars in thousands):

	2002	2003	2004	2005	Thereafter	Total	Fair Value 11/30/01
Liabilities
Line of credit	$2,788					$2,788	$2,788
Avg. interest rate	P+3.25
Term loan	$408					$408	$408
Avg. interest rate	P+3.25
Conv. debentures			$405			$405	$405
Avg. interest rate			7.5%

Item 8. Financial Statements and Supplemental Data

(a)
Financial Statements

        The Report of Independent Certified Public Accountants, the Report of Independent Auditors and the Consolidated Financial Statements listed in the "Index to Financial Statements" are filed as part of this report.

(b)
Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charges to Expenses	Inventory Written Off	Balance at End of Period
Year Ended November 30, 1999
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
Allowance for obsolete inventory	77,000	89,000	—	166,000

Total	$177,000	$89,000	$—	$266,000

Year Ended November 30, 2000
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
Allowance for obsolete inventory	166,000	(10,000)	—	156,000

Total	$266,000	$(10,000)	$—	$256,000

Year Ended November 30, 2001
Allowance for doubtful accounts	$100,000	$99,000	$—	$199,000
Allowance for obsolete inventory	156,000	483,000	516,000	123,000

Total	$256,000	$582,000	$516,000	$322,000

Report of Independent Certified Public Accountants

Board of Directors
Advanced Materials Group, Inc.

The audits referred to in our report dated January 21, 2002, relating to the 2001 and 2000 consolidated financial statements of Advanced Materials, Group, Inc., which are contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedules listed in the accompanying index. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, the 2001 and 2000 consolidated financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP BDO SEIDMAN, LLP
Costa Mesa, California January 21, 2002

Report of Independent Auditors

Board of Directors
Advanced Materials Group, Inc.

We have audited the consolidated financial statements of Advanced Materials Group, Inc. as of November 30, 1999, and for the year then ended, and have issued our report thereon dated January 21, 2000 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 8 of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Orange County California January 21, 2000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On September 19, 2000, the Company dismissed Ernst & Young, LLP ("E&Y"), the independent accounting firm, which audited the financial statements of the Company for the fiscal year ended November 30, 1999. None of E&Y's reports on the financial statements of the Company has contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

        Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. The directors and executive officers of the Company are as follows:

Directors

        Timothy R. Busch, 47, was elected to the Company's Board of Directors in September 1997 and was appointed Chairman in February 1998. Mr. Busch is a tax attorney and is president and managing partner of a professional services practice, The Busch Firm, which he founded in 1979. Until May 1999, he was a director of IMPAC Commercial Holdings, Inc., a publicly held company, and is currently a director for several privately held companies. Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. as well as a licensed CPA in California and Michigan.

        Steve F. Scott, 57, has been the President and a Director of the Company since June 1991, and was appointed Chief Executive Officer in July 1994. He has been with the Company and its predecessors for a total of nearly 15 years, including previous positions as General Manager and Vice President of Sales. Mr. Scott was President of Pleuss-Staufer, a Swiss-based mining company, from 1989 to 1991. Mr. Scott has a B.S. in Chemical Engineering from the University of Cincinnati and an M.B.A. from California State University of Long Beach.

        N. Price Paschall, 53, was elected to the Company's Board of Directors in January 1994. Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992. Mr. Paschall holds a degree in Business Administration from California Polytechnic University in Pomona. In addition, he currently serves on the board of Biopool International, Inc. a publicly-held medical device company.

        Maurice J. DeWald, 61, was elected to the Company's Board of Directors in February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG Peat Marwick Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG Peat Marwick from 1986 to 1991. He currently serves on the boards of two publicly held companies in the healthcare industry, Tenet Healthcare Corporation and ARV Assisted Living, Inc. In addition, he currently serves on the boards of Dai-Ichi Kangyo Bank of California and Monarch Funds, a publicly held investment fund.

        James R. Swartwout, 55, was elected to the Company's Board of Directors in May 2001. From August 1990 to the present, Mr. Swartwout has been Chairman of the Board of Directors of Summa Industries, Inc., a publicly held manufacturer of proprietary engineered plastic products. He joined Summa Industries in October 1988 as its Executive Vice President and Chief Operating Officer, was promoted President and Chief Operating Officer in August 1989 and to Chief Executive Officer in July 1990. Formerly, Mr. Swartwout was a principal in a private leveraged buyout venture. From April 1984 to December 1986, Mr. Swartwout was Executive Vice President of Delphian Corporation, Sunnyvale, California, a manufacturer of analytical instruments, and had held management positions at Farr Company, El Segundo, California, a manufacturer of industrial filtration systems. He earlier worked for American Air Filter Co. and Eastman Kodak Co., and is a former U.S. Navy officer. Mr. Swartwout holds a Bachelor of Science degree in Industrial Engineering from Lafayette College and a Masters in Business Administration from the University of Southern California.

Executive Officers

        David Lasnier, 52, is the Senior Vice President and General Manager for Advanced Materials, Inc., a wholly owned subsidiary of the Company. He has held several managerial positions, primarily in sales and manufacturing, since joining the Company in 1991. Mr. Lasnier received a B.B.A. in Industrial Engineering and Management from St. Bonaventure University in 1971 and an M.B.A. from the University of Vermont in 1973.

        Gayle Arnold, 40, joined the Company in February 2001 as Chief Financial Officer. Prior to joining the Company, Ms. Arnold was Chief Financial Officer and Treasurer for I-Flow Corporation, a publicly held manufacturer of medical devices. She joined I-Flow in April 1991 to serve as Controller and was promoted to Chief Financial Officer in February 1994. Prior to joining I-Flow, Ms. Arnold served as a Manager with the accounting firm Deloitte & Touche LLP where she was employed from 1984 to 1991. Ms. Arnold is a CPA in the state of California and received a Bachelor of Business Administration from the University of Texas in Austin in 1982.

        Tom Lane, 38, has been Chief Executive, Europe, for Advanced Materials, Ltd., a subsidiary of the Company, since joining the Company in January 1998. From 1993 to 1998 he was Chief Executive of Killeen SBU, a group of Jefferson Smurfit companies in the corrugated packaging industry in Ireland. Mr. Lane received a BCL degree from the University College in Dublin in 1984.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company as well as persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and grater-than-10% shareholders are required by the regulations of the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) forms that they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and grater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2001.

Item 11. Executive Compensation.

        The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its Chief Executive Officer and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2001 (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary(1)		Bonus(2)		Other Compensation(3)		Securities Underlying Options Granted
Steve F. Scott President and Chief Executive Officer	2001 2000 1999	$ $ $	243,526 234,429 229,733		— — —	$ $ $	12,947 18,771 16,976	10,000 10,000 10,000
David Lasnier Senior Vice President	2001 2000 1999	$ $ $	155,745 153,363 147,271	$ $	— 30,000 14,000	$ $ $	14,425 11,901 11,387	25,000 — —
Tom Lane Chief Executive, Europe	2001 2000 1999	$ $ $	116,618 129,210 119,457	$ $ $	11,662 37,175 33,350	$ $ $	35,073 12,138 12,591	100,000 — —

(1)
Mr. Scott and Mr. Lasnier received voluntary salary reductions of 25% and 15%, respectively, in October 2001. These voluntary reductions were done to help facilitate the current operations of the Company and will be reviewed on a periodic basis.

(2)
Bonuses levels for each indicated fiscal year were determined and paid in the first quarter of the following fiscal year. Thus, fiscal 2000 bonuses levels were actually determined and paid in fiscal 2001 but were based on the Company's performance in the preceding year. See "Report of the Compensation Committee."

(3)
For Mr. Scott, includes an allowance of $10,350 for automobile expenses and an allowance of $2,597 for medical insurance. For Mr. Lasnier, includes an allowance of $8,401 for automobile expenses and an allowance of $6,024 for medical insurance. For Mr. Lane, includes pension contributions of $35,073.

Stock Option Grants

        The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended November 30, 2001. This information includes hypothetical potential gains from stock options granted during the fiscal year ended November 30, 2001. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the Company's common stock price over the 10-year life of the stock options granted during this fiscal year. These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects. The Company granted options to purchase at total of 315,000 shares of common stock during fiscal 2001, 70,000 of which were options granted as director compensation. See "Director Compensation."

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options Granted				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted During FY 00
Award Recipient			Exercise Price Per Share	Expiration Date
					0%	5%	10%
Steve F. Scott	10,000	3%	$0.53	1/18/2005	$0	$1,464	$3,236
David Lasnier	25,000	8%	$0.30	6/18/2011	$0	$4,717	$11,953
Tom Lane	100,000	32%	$0.30	6/18/2011	$0	$18,867	$47,812

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

        The following table sets forth certain information regarding the exercise of options by the Named Executive Officers during fiscal 2001 and unexercised stock options held by each of the Named Executive Officers as of November 30, 2001.

			Number of Shares Underlying Unexercised Options at November 30, 2001		Value of Unexercised In-The-Money Options at November 30, 2001 (2)
Name	Shares Acquired on Exercise	Value Realized (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steve F. Scott	—	—	465,500	—	—	—
David Lasnier	—	—	165,000	35,000	—	—
Tom Lane	—	—	150,000	100,000	—	—

(1)
Market value of underlying securities on the date of exercise, minus the exercise price.

(2)
Based on the Nasdaq last reported sale price on November 30, 2001 ($0.24 per share).

Employment Agreements

        The Company is party to an employment agreement with Steve F. Scott, its President and Chief Executive Officer, dated July 1, 1998, which currently provides Mr. Scott with an annual salary of $250,000 per year. The employment agreement is effective through June 30, 2004. Upon termination by the Company, Mr. Scott will be entitled to any unpaid compensation accrued through the effective date of his termination. In addition, if he is terminated by the Company other than for cause (as defined in the agreement), the Company will provide Mr. Scott with a severance payment equivalent to two times his most recent annual base salary plus the aggregate annual cash value of his automobile allowance and health insurance. Upon a change in control of the Company (as defined Mr. Scott's employment agreement), Mr. Scott may receive a severance payment equal to five times his most recent annual salary plus the remaining value of his automobile allowance and health insurance payable under this contract.

        The Company is also party to an employment agreement with David Lasnier, Vice President and General Manager for Advanced Materials, Inc., dated August 1, 1999, which currently provides Mr. Lasnier with an annual salary of $155,000. The employment agreement is effective through August 1, 2002. Upon termination by the Company, Mr. Lasnier will be entitled to any unpaid compensation accrued through the effective date of his termination. If he is terminated by the Company other than for cause (as defined in the agreement), the Company will provide Mr. Lasnier with a severance payment equivalent to his base salary divided by twelve an multiplied by the number of months remaining under the term.

        The Company is party to an employment agreement with Tom Lane, Chief Executive of Advanced Materials, Ltd., dated November 4, 1997 that provides Mr. Lane with an annual salary of £94,500 (approximately $105,000 as of February 8, 2002). Pursuant to this agreement, The Company may be obligated to pay Mr. Lane a severance payment equal to two years of his base salary if his employment is terminated without cause (as defined in the employment agreement).

Director Compensation

        All non-employee directors are entitled to receive $500 and reimbursement for out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors. In addition, each director is entitled to receive non-qualified stock options, pursuant to the Company's 1998 Stock Option Plan, to purchase 20,000 shares of the Company's common stock at fair market value when first elected to the Board, and 10,000 shares of common stock at fair market value each January subsequent to their re-election to the Board.

Stock Performance Graph

        Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder returns on the Company's common stock, based on its market price, over a five-year period with the cumulative total return of the Nasdaq Composite Index and the S&P 600 Small Cap Index as a peer group comparison, assuming reinvestment of dividends. The Company has selected the S&P 600 Small Cap Index on the basis that it believes that it cannot reasonably identify a reasonable pool of peer issuers in the same line of business. This graph assumes that the value of the investment in the Company's common stock and each of the comparison groups was $100 at the beginning of the measurement period.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee consisted of the following non-employee directors during fiscal 2001: Messrs. Paschall, Busch and DeWald.

Report of the Compensation Committee

        The compensation committee of the Board of Directors, composed of Messrs. Paschall, Busch and DeWald, has the authority to administer the Company's executive compensation programs, including the Company's stock incentive plans. The Company's executive compensation program is designed to provide competitive levels of base compensation in order to attract, retain and motivate high quality employees, tie individual total compensation to individual performance and success of the Company, and align the interests of the Company's executive officers with those of its stockholders.

Executive Compensation Programs

        The Company's executive compensation program consists of three principal elements: base salary, cash bonus, and stock options. The Board of Directors sets the annual base salary for executives after consideration of the recommendations of the Compensation Committee. Prior to making its recommendations, the Compensation Committee reviews historical compensation levels of the executives, evaluates past performance, and assesses expected future contributions of the executives. In making the determinations regarding base salaries, the Company considers generally available information regarding the salaries prevailing in the industry.

        The Company maintains incentive plans under which executive officers may be paid cash bonuses at the end of each fiscal year. The bonuses under these incentive plans depend upon individual performance and the achievement by the Company of certain financial targets established by the Board of Directors prior to the start of each fiscal year.

        Total compensation for executive officers also includes long-term incentives offered in the form of stock options, which are generally provided through initial stock option grants at the date of hire and periodic additional stock options grants. Stock options align the interests of the executive officer with the interests of stockholders due to the fact that the executive can realize a gain only if the Company's stock appreciates in value. In determining the amount of such grants, the Compensation Committee considers the contributions of each executive to the overall success of the Company in the past fiscal year, the responsibilities to be assumed in the upcoming fiscal year, appropriate incentives for the promotion of the long-term growth of the Company, and grants to other executives in the industry holding comparable positions as well as the executive's position within the Company.

Chief Executive Officer Compensation

        Mr. Scott's employment contract provides for a current base salary of $250,000 and he is eligible for the grant of stock options and a cash bonus awarded at the discretion of the Compensation Committee. Option grants and cash bonus awards granted by the Company in fiscal 2001 are based upon the Company's performance in that year. In determining Mr. Scott's total compensation, the Compensation Committee considers the Company's overall performance, as measured by sales revenue, profitability, earnings per share and share valuation. After considering these indicia of performance, the Compensation Committee awarded no cash bonus in fiscal 2001, 2000 or 1999. In each of these years, Mr. Scott received an option purchase up to 10,000 shares of common stock as compensation for his services as a director of the Company.

                      This report was furnished by
                      Messrs. Paschall, Busch and DeWald

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding the common stock beneficially owned as of February 21, 2002 by: (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the common stock; (ii) each of the Company's directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares(2)
Dito Caree LP, Dito Devcar LP and Richard H. Pickup c/o David Hehn 3753 Howard Hughes Parkway #200 Las Vegas, NV 89109-0938	1,186,300	(3)	13.7%

Delk Partners Ltd. 3303 Lee Parkway, Suite 220 Dallas, TX 75219	814,300	(4)	9.4%

Gregory J. Spagna 201 E. 45th Street, 18th Floor New York, NY 10017	820,500	(5)	9.5%
Timothy R. Busch and the Lenawee Trust	825,307	(6)	9.4%
Steve F. Scott	485,500	(7)	5.3%
N. Price Paschall	240,000	(8)	2.7%
Maurice J. DeWald	50,000	(9)	*
James Swartwout	10,000	(10)	*
David Lasnier	175,000	(11)	2.0%
Tom Lane	185,000	(12)	2.1%
All officers and directors as a group (7 persons)	1,970,807	(13)	20.0%

(1)
Unless otherwise indicated, the address of each beneficial owner is care of Advanced Materials Group, Inc., 20211 South Susana Road, Rancho Dominguez, California 90221.

(2)
Ownership of less than one percent is indicated by the mark "*".

(3)
Comprised of 986,300 shares held by Dito Caree LP and 200,000 shares held by Dito Devcar LP. Mr. Pickup does not directly own any shares, but he indirectly controls both Dito Caree LP and Dito Devcar LP. Mr. Pickup, Dito Caree, LP and Dito Devcar, LP acknowledge that they are a "group" with respect to the referenced shares.

(4)
Based solely on that certain Form 13G/A filed with the Securities and Exchange Commission on February 12, 2001. Delk Partners, Ltd. has the sole power to vote and dispose of the 814,300 shares of common stock beneficially owned by it. However, as the general partners of Delk Partners, Ltd., Mr. Robert Delk and Mrs. Ann Struckmeyer Delk may be deemed, for purposes of determining beneficial ownership pursuant to Rule 13d-3, to have shared power to vote, or direct the vote of, or dispose of, or direct the disposition of, the 814,300 shares of common stock owned directly by Delk Partners, Ltd.

(5)
Based solely on that certain Form 13G/A filed with the Securities and Exchange Commission February 13, 2002 and comprised of 533,000 shares held by Mr. Spagna and 287,500 shares held jointly by Mr. Spagna and his wife and children.

(6)
Comprised of 765,307 shares held by the Lenawee Trust, of which Mr. Busch and his spouse are beneficiaries; and 60,000 shares issuable upon exercise of options held by Mr. Busch that are presently exercisable or exercisable within 60 days of February 21, 2002. Mr. Busch and the Lenawee Trust acknowledge that they are a "group," as that term is used under Section 13(d)(3) of the Exchange Act, with respect to the referenced shares.

(7)
Comprised of 20,000 shares, which Mr. Scott owns, and 465,500 shares which Mr. Scott has the right to acquire upon exercise of stock options presently exercisable or exercisable within 60 days of February 21, 2002.

(8)
Comprised of 240,000 shares which Mr. Paschall has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2002.

(9)
Comprised of 50,000 shares which Mr. DeWald has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2002.

(10)
Comprised of 10,000 shares which Mr. Swartwout has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2002.

(11)
Comprised of 175,000 shares which Mr. Lasnier has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2002.

(12)
Comprised of 35,000 shares, which Mr. Lane owns, and 150,000 shares, which Mr. Lane has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2002.

(13)
Comprised of 820,307 shares owned by the directors and Named Executive Officers and 1,150,500 shares, which the directors and Named Executive Officers have the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2002.

Item 13. Certain Relationships and Related Transactions.

        Not applicable.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Certified Public Accountants	F-2
	Report of Independent Auditors	F-3
	Consolidated Statements of Operations for the years ended November 30, 2001, 2000 and 1999	F-4
	Consolidated Balance Sheets for the years ended November 30, 2001 and 2000	F-5
	Statements of Stockholders' Equity for the years ended November 30, 2001, 2000 and 1999	F-6
	Statements of Cash Flows for the years ended November 30, 2001, 2000 and 1999	F-7
	Notes to Financial Statements	F-9
(a)(2)	Financial Statement Schedules:
	Schedule II—Valuation and Qualifying Accounts	16
(a)(3)	Index to Exhibits:
See Index to Exhibits included herein.
(b)	Reports on Form 8-K
None
(c)	Index to Exhibits. See Index to Exhibits included herein.

ADVANCED MATERIALS GROUP, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors
Advanced Materials Group, Inc.
Rancho Dominguez, California

        We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

        The Company is currently in technical default under the compliance provisions of its bank line of credit and term loan. See Notes 1, 4 and 5 to these consolidated financial statements.

/s/ BDO SEIDMAN, LLP BDO SEIDMAN, LLP

January 21, 2002

Report of Independent Auditors

The Board of Directors
Advanced Materials Group, Inc.

        We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended November 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Orange County, California January 21, 2000	/s/ ERNST & YOUNG LLP

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended November 30,
	2001	2000	1999
Net sales	$38,483,000	$40,329,000	$34,798,000
Cost of sales (including depreciation of $553,000, $592,000 and $741,000 for the years ended November 30, 2001, 2000 and 1999, respectively)	35,102,000	34,152,000	30,257,000

Gross profit	3,381,000	6,177,000	4,541,000

Operating expenses:
Selling, general and administrative	4,484,000	4,463,000	4,528,000
Restructuring charges	1,334,000	—	—
Depreciation and amortization	344,000	286,000	220,000

Total operating expenses	6,162,000	4,749,000	4,748,000

Income (loss) from operations	(2,781,000)	1,428,000	(207,000)
Other (expense) income:
Interest expense	(501,000)	(523,000)	(504,000)
Foreign exchange gain (loss)	13,000	(67,000)	(5,000)
Other, net	(51,000)	(59,000)	(158,000)

Total other expense, net	(539,000)	(649,000)	(667,000)
Income (loss) from continuing operations before income taxes	(3,320,000)	779,000	(874,000)
Income tax expense	66,000	273,000	—

Income (loss) from continuing operations	(3,386,000)	506,000	(874,000)

Discontinued operations:
Estimated gain on disposal of Condor Utility Products, Inc.	—	667,000	—

Income from discontinued operations	—	667,000	—

Net income (loss)	$(3,386,000)	$1,173,000	$(874,000)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.39)	$0.06	$(0.10)
Estimated gain on disposal of Condor Utility Products, Inc	—	0.08	—

Net income (loss) per share	$(0.39)	$0.14	$(0.10)

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.39)	$0.06	$(0.10)
Estimated gain on disposal of Condor Utility Products, Inc	—	0.07	—

Net income (loss) per share	$(0.39)	$0.13	$(0.10)

Basic weighted average common shares outstanding	8,671,272	8,599,723	8,581,630

Diluted weighted average common shares outstanding	8,671,272	8,784,412	8,581,630

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	November 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,303,000	$1,101,000
Accounts receivable, net of allowance for doubtful accounts of $199,000 and $100,000 as of November 30, 2001 and 2000, respectively	6,401,000	7,753,000
Inventories, net of allowance for obsolescence of $123,000 and $156,000 as of November 30, 2001 and 2000, respectively	3,551,000	4,962,000
Income taxes receivable	3,000	267,000
Prepaid expenses and other	305,000	364,000

Total current assets	11,563,000	14,447,000

Property and equipment, net	2,654,000	3,007,000
Goodwill, net of accumulated amortization of $568,000 and $504,000 as of November 30, 2001 and 2000, respectively	387,000	451,000
Other assets	168,000	152,000

Total assets	$14,772,000	$18,057,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,457,000	$5,952,000
Accrued liabilities	838,000	902,000
Restructuring reserve	406,000	—
Deferred income	255,000	273,000
Line of credit	2,788,000	3,455,000
Current portion of long-term obligations	708,000	490,000

Total current liabilities	11,452,000	11,072,000

Term loans, net of current portion of $408,000 and $130,000 at November 30, 2001 and 2000, respectively	—	892,000
Convertible debentures	405,000	405,000
Restructuring reserve	647,000	—
Deferred compensation, net of current portion of $154,000 and $234,000 at November 30, 2001 and 2000, respectively	1,129,000	1,056,000
Capital lease obligations, net of current portion of $146,000 and $126,000 at November 30, 2001 and 2000, respectively	234,000	341,000

Total liabilities	13,867,000	13,766,000

Commitments and contingencies
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at November 30, 2001 and 2000	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,187,000)	(2,801,000)

Total stockholders' equity	905,000	4,291,000

Total liabilities and stockholders' equity	$14,772,000	$18,057,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balances, November 30, 1998	8,729,455	$9,000	$7,243,000	$(3,135,000)	$4,117,000
Stock options exercised	15,000	—	10,000	—	10,000
Common stock repurchased by the Company and retired	(225,400)	—	(266,000)	—	(266,000)
Net loss	—	—	—	(874,000)	(874,000)

Balances, November 30, 1999	8,519,055	9,000	6,987,000	(4,009,000)	2,987,000
Stock options exercised	152,217	—	96,000	—	96,000
Subsidiary year end change	—	—	—	35,000	35,000
Net income	—	—	—	1,173,000	1,173,000

Balances, November 30, 2000	8,671,272	9,000	7,083,000	(2,801,000)	4,291,000
Net loss	—	—	—	(3,386,000)	(3,386,000)

Balances, November 30, 2001	8,671,272	$9,000	$7,083,000	$(6,187,000)	$905,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30,	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(3,386,000)	$1,173,000	$(874,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	897,000	878,000	961,000
Provision for bad debt	99,000	—	—
Provision for obsolete inventory	(33,000)	(10,000)	89,000
Increase in restructuring reserve	1,053,000	—	—
Deferred tax provision	—	267,000	220,000
Interest and other on deferred compensation	125,000	160,000	170,000
Loss on disposal of fixed assets	(25,000)	(25,000)	—
Discontinued operations:
Write-off of property and equipment	—	308,000	—
Reversal of litigation accrual	—	(975,000)	—
Other	—	—	(71,000)
Effect of November 2000 cash flow activity for a subsidiary year end change	—	35,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,253,000	(515,000)	(2,050,000)
Income taxes	264,000	229,000	(62,000)
Inventories	1,444,000	(1,095,000)	(1,403,000)
Prepaid expenses and other	59,000	(192,000)	(53,000)
Other assets	(16,000)	85,000	(132,000)
Accounts payable and other accrued liabilities	441,000	1,266,000	1,847,000
Deferred income	(18,000)	(64,000)	113,000

Net cash provided by (used in) operating activities	2,157,000	1,525,000	(1,245,000)

Cash flows from investing activities:
Purchases of property and equipment	(566,000)	(1,107,000)	(1,012,000)
Proceeds from sale of property and equipment	150,000	54,000	—

Net cash used in investing activities	(416,000)	(1,053,000)	(1,012,000)

Cash flows from financing activities:
Exercise of common stock options	—	96,000	10,000
Purchase and retirement of common stock	—	—	(266,000)
Net borrowings (repayments) under line of credit	(667,000)	(238,000)	2,023,000
Borrowings (repayments) under term loans	(614,000)	496,000	246,000
Proceeds received from capitalized financing	—	—	323,000
Payments on capital lease obligations	(126,000)	(92,000)	(30,000)
Payments on deferred compensation	(132,000)	(129,000)	(59,000)
Payments on capitalized financing	—	—	(22,000)

Net cash (used in) provided by financing activities	(1,539,000)	133,000	2,225,000

Net change in cash and cash equivalents	202,000	605,000	(32,000)
Cash and cash equivalents, beginning of year	1,101,000	496,000	528,000

Cash and cash equivalents, end of year	$1,303,000	$1,101,000	$496,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$524,000	$445,000	$377,000

Income taxes	$29,000	$(229,000)	$—

Supplemental schedule of non-cash investing and financing activities:
During the years ended November 30, 2001, 2000 and 1999, the Company acquired approximately $39,000, $237,000 and $323,000, respectively, of property and equipment under capital lease obligations.

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        Advanced Materials Group, Inc. and its subsidiaries (collectively, the "Company"), engage in the conversion of specialty materials, including foams, films and adhesive composites into components and finished products for the computer peripheral, medical, automotive, aerospace and consumer products markets. The Company has manufacturing facilities in the United States and in Ireland, as well as strategic manufacturing alliances in Puerto Rico and Singapore.

Principles of Consolidation

        The consolidated financial statements include the accounts of Advanced Materials Group, Inc. and its wholly owned subsidiaries, Advanced Materials, Inc. and Advanced Materials Ltd. All significant intercompany accounts and transactions have been eliminated.

Liquidity

        The Company has incurred substantial losses from operations and is currently in technical default under the compliance provisions of its bank line of credit and term loan (see notes 4 and 5). In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Reclassifications

        Certain fiscal 2000 and 1999 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation.

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

        The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 2001 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

        The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2001 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2001 due to the Company's ability to obtain financing at similar interest rates from other lenders.

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

Property and Equipment

        Property and equipment are stated at cost. Expenditures for additions and major improvements are capitalized. Repairs and maintenance costs are charged to operations as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and gains or losses from retirements and dispositions are credited or charged to operations.

        Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation expense was approximately $833,000, $815,000, and $897,000 for the years ended November 30, 2001, 2000, and 1999, respectively, of which $553,000, $592,000, and $741,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

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

        During fiscal year 2000, the Company wrote down equipment with a carrying value of $308,000 relating to the discontinued operations of one of its subsidiaries.

        There were no impairment charges for the years ended November 30, 2001 and 1999.

Revenue Recognition

        The Company recognizes revenue upon shipment of product at which time title passes to the customer.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising costs were approximately $27,000, $22,000, and $23,000, for the years ended November 30, 2001, 2000, and 1999, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

Cash and Cash Equivalents

        At November 30, 2001, the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

Customers

        The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

        Hewlett Packard accounted for 62%, 53% and 41% of consolidated revenues for the years ended November 30, 2001, 2000 and 1999, respectively. Hewlett Packard accounted for 47% and 43% of consolidated accounts receivable as of November 30, 2001 and 2000, respectively. The loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard could have a material adverse effect on the Company's consolidated financial position and results of operations.

Suppliers

        Foamex accounted for 68%, 62% and 62% of consolidated purchases for the years ended November 30, 2001, 2000 and 1999, respectively. Foamex accounted for 22% and 19% of consolidated accounts payable at November 30, 2001 and 2000, respectively. Management believes that the loss of any of its major suppliers would not have a material adverse effect on the Company's operations long-term, due to the availability of other suppliers. However, the loss of Foamex could have a material adverse effect on operations in the short-term (estimated by management to be less than three months).

        The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia ("Foamex") in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex's Singapore facility. The manufacturing agreement has a profit sharing provision that changes annually. The profit sharing split is as follows (in percentages):

Year	The Company	Foamex
1998	65	35
1999	60	40
2000	50	50
2001	45	55
2002	40	60
2003-2007	35	65

        During the year 2001, Foamex agreed to maintain the year 2000 profit sharing split of 50/50. However, it is expected that the Company's profit sharing split will continue to decrease to the 35% level over the next couple of years, and, accordingly, the Company's gross margin related to this arrangement will decline (see note 12). The continued success of the Company's Singapore operations depends upon the continued relationship with Foamex.

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

Foreign Currency Transactions

        The functional currency of foreign subsidiaries is considered to be the United States dollar. Foreign translation gains and losses from remeasurement are included in the consolidated statements of operations. Foreign exchange (gains) losses for the years ended November 30, 2001, 2000 and 1999 were approximately $(13,000), $67,000 and $5,000, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts, which are more likely than not to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Earnings (Loss) per Share

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents including stock options, warrants, and Convertible Debentures have been excluded for the years ended November 30, 2001 and 1999 as their effect would be antidilutive.

        Basic and Diluted net income (loss) per share computed in accordance with SFAS 128 for the years ended November 30 are as follows:

	2001	2000	1999
BASIC EPS:
Net income (loss)	$(3,386,000)	$1,173,000	$(874,000)
Denominator: Weighted average common shares outstanding	8,671,272	8,599,723	8,581,630

Net income (loss) per share—basic	$(0.39)	$0.14	$(0.10)

DILUTED EPS:
Net income (loss)	$(3,386,000)	$1,173,000	$(874,000)
Denominator: Weighted average common shares outstanding	8,671,272	8,599,723	8,581,630
Common equivalent shares outstanding:
Options	—	162,870	—
Warrants	—	21,819	—

Total shares	8,671,272	8,784,412	8,581,630

Net income (loss) per share—diluted	$(0.39)	$0.13	$(0.10)

        There were 1,735,000 and 1,097,000 potentially dilutive options, exclusive of effect of convertible debentures, outstanding at November 30, 2001 and 2000, respectively, that were not included above because they would be anti-dilutive.

Recent Accounting Pronouncements

        In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments." The adoption of this EITF did not have a material impact on the consolidated results of operations or financial position of the Company.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. AMG will adopt SFAS 144 beginning in the fiscal year 2003. The Company does not expect the adoption of SFAS 144 to have a material impact on the financial position or results of operations.

NOTE 2—INVENTORIES

        Inventories consist of the following at November 30:

	2001	2000
Raw materials	$2,235,000	$3,091,000
Work-in-progress	209,000	204,000
Finished goods	1,230,000	1,823,000

	3,674,000	5,118,000
Less allowance for obsolete inventory	(123,000)	(156,000)

	$3,551,000	$4,962,000

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consists of the following at November 30:

	2001	2000
Machinery and equipment	$4,016,000	$4,986,000
Furniture and fixtures	1,633,000	1,469,000
Transportation equipment	198,000	203,000
Leasehold improvements	476,000	454,000
Construction in progress	31,000	219,000

	6,354,000	7,331,000
Less accumulated depreciation	(3,700,000)	(4,324,000)

	$2,654,000	$3,007,000

NOTE 4—LINES OF CREDIT

        The lines of credit consist of the following at November 30:

	2001	2000
Revolving line of credit agreement with a bank, which provides for borrowings up to $4,500,000 and $5,000,000 at November 30, 2001 and 2000, respectively, as defined. The line bears interest at prime plus 3.25% (8.0% and 9.75% at November 30, 2001 and 2000, spectively). The line of credit is secured by substantially all of the assets of the Company and expires in February 2003. There was approximately $340,000 available under the line at November 30, 2001.	$2,788,000	$3,455,000

        This line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios. At November 30, 2001, the Company was not in compliance with these covenants and therefore is in technical default under the compliance provisions of its bank line of credit.

        Advanced Materials Ltd. has a credit line from an Irish bank to provide up to Euro 550,000. Currently, there is no outstanding balance against this line.

        Interest expense related to lines of credit totaled approximately $494,000, $361,000, and $267,000 for the years ended November 30, 2001, 2000, and 1999, respectively.

NOTE 5—TERM LOAN

        The Company has an outstanding term loan of $408,000 and $422,000 as of November 30, 2001 and 2000, respectively. The term loan bears interest at prime plus 3.25% (8% and 9.75% at November 30, 2001 and 2000, respectively). The term loan is secured by substantially all of the assets of the Company and expires in January 2003. The loan is payable to the same bank as the Company's line of credit, for which the Company is in technical default under the compliance provisions (See Note 4).

        Advanced Materials Limited, the Company's Ireland subsidiary, was party to a term loan agreement with a bank which provided for borrowings up to 592,000 Irish Pounds (approximately $652,000 at November 30, 2000), as defined, and bore interest at 2.5% over 3 month LIBOR (6.74% at November 30, 2000). There was $470,000 outstanding under this term loan at November 30, 2000. During fiscal year 2001, the outstanding balance was repaid and the loan was retired. Interest expense related to this term loan was approximately $29,000, $41,000 and $32,000 for the years ended November 30, 2001, 2000 and 1999, respectively.

NOTE 6—CONVERTIBLE DEBENTURES

        The Company had outstanding convertible debentures totaling $405,000 at November 30, 2001 and 2000, respectively. The debentures bear interest at 7.5% per annum, with interest payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share). The debentures mature in March 2004. The debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company's stock trades at a price equal to 150% of the closing bid price of its common stock on the date prior to the effective date of the original offering, for 10 consecutive trading days, the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

        Interest expense related thereto totaled approximately $30,000, $30,000, and $31,000 for the years ended November 30, 2001, 2000, and 1999, respectively.

NOTE 7—RESTRUCTURING CHARGES

        In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. A one-time restructuring charge of $1,334,000 was recorded in the second quarter of fiscal 2001 relating to the plant closures. During 2001, approximately $135,000 in severance costs, $139,000 in lease costs and $7,000 in service contract costs were charged against the reserve. The remainder of the restructuring reserve consists of severance costs of $63,000, lease abandonment costs of $980,000 (net of probable lease revenue of $330,000) and service contract costs of $10,000, which have been substantially classified as a long-term liability since payments will be made through November 2005, with the exception of the severance costs which are expected to be paid within the next twelve fiscal months.

NOTE 8—COMMITMENTS AND CONTINGENCIES

        The Company is obligated to: (i) make monthly payments beginning December 1996, of $5,500 (reduced to $3,500 in December 2006), and provide life insurance to a former employee who is currently a stockholder of the Company and (ii) make monthly payments beginning December 1995, of $3,500 to a former employee.

        These obligations are based upon the actuarially determined remaining lives of the obligees, are subject to cost-of- living adjustments based on the Consumer Price Index (CPI), estimated by management at 3% per annum, and are due until the later of the death of the obligees or their spouses.

        The present value of the estimated future non-contingent payments under the above-mentioned agreements is approximately $1,283,000, net of a discount of approximately $2,994,000. Estimated future payments are due as follows:

Years Ending November 30,
2002	$154,000
2003	158,000
2004	144,000
2005	149,000
2006	153,000
Thereafter	3,519,000

$4,277,000

Leases

        The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases, which expire at various dates through November 2005. The Company and its subsidiaries also lease certain machinery and equipment under capital lease obligations, which expire in 2004.

        Approximate future minimum operating and capital lease obligations, including the Texas facility, at November 30, 2001 are as follows:

	Operating Leases	Capital Leases
2002	$844,000	$175,000
2003	673,000	156,000
2004	608,000	68,000
2005	330,000	35,000

Total minimum lease obligations	$2,455,000	434,000

Less amounts representing interest		(54,000)

Present value of capital lease payments		380,000
Current portion		(146,000)

Long-term portion		$234,000

        Lease expense for the years ended November 30, 2001, 2000, and 1999 was $819,000, $684,000, and $774,000, respectively.

        Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2001, 2000, and 1999.

        The Company currently has outstanding capital equipment commitments totaling $551,000.

Employment Contracts

        The Company entered into two employment contracts with officers, which expire between July 2001 and June 2004. Under terms of the agreements, the Company is to pay base salaries ranging from $155,000 to $250,000 per year.

        Approximate minimum future obligations under employment contracts are as follows as of November 30, 2001:

Years Ending November 30,
2002	$366,000
2003	250,000
2004	145,000

$761,000

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

        The Company's former subsidiary, Condor, has been named in a lawsuit originally filed in the Superior Court of California, San Joaquin County, on January 24, 1992 by Vern Auten and Shirley Auten, doing business as Aglo Plastics Company. Plaintiffs allege that Condor breached a supply contract by obtaining various molds from a competing supplier, and are seeking damages therefore. Plaintiffs are also seeking damages based upon an alleged intentional infliction of emotional distress upon plaintiffs by a Condor employee and by its then owner. Condor filed a cross-complaint alleging that plaintiffs breached the contract. Plaintiffs received a non-binding arbitration award of approximately $267,000 plus interest. Condor had requested a trial de novo. Condor subsequently received notice from an attorney representing the plaintiffs of an alleged infringement by Condor of a patent held by the plaintiffs.

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

        On July 19, 1999 the Company filed a complaint for declaratory relief against Vern Auten and Shirley Auten, individually and doing business as Aglo Plastics Co, in United States District Court, Southern District of California. The relief sought by the Company is a declaration by the Court that Advanced Materials Group, Inc., the parent company of Condor Utility Products, Inc., has no obligation to pay the Condor Judgment. The Company obtained a declaration during 2000 that it had no liability for the debts of Condor, including the aforementioned judgment. The Auten's filed an appeal related to this declaration. On February 15, 2001, the Court of Appeals dismissed the Auten appeal. Accordingly, the Company reversed a litigation accrual of $975,000. At November 30, 2000, there were no remaining assets or liabilities in connection with the discontinued operations.

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

NOTE 9—STOCKHOLDERS' EQUITY

Common Stock

        During 1999, the Company repurchased 225,400 shares of its common stock at prices ranging from $1.00 to $1.49, for an aggregate price of approximately $266,000. These shares were subsequently retired.

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

1998 Stock Option Plan

        In April 1998, the stockholders of the Company approved the 1998 Stock Option Plan ("1998 Plan"). The Plan authorizes the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company.

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

        During 2001, the Company issued non-qualifying options to its directors to purchase 60,000 shares of the Company's common stock under the 1998 plan, at an exercise price of $0.53. The options vested immediately and expire in January 2006. Additionally, during 2001, the Company issued non-qualifying options to employees to purchase 255,000 shares of the Company's common stock under the 1998 plan, at an exercise price of $0.30, with vesting over five years and expiring in June 2011. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

        The following table summarizes the options granted and outstanding:

	Number of Shares	Weighted Average Exercise Price
Outstanding, November 30, 1998	1,795,000	$1.59
Granted	70,000	1.19
Exercised	(15,000)	0.69
Canceled	(74,000)	2.48

Outstanding, November 30, 1999	1,776,000	1.63
Granted	60,000	0.94
Exercised	(152,000)	0.60
Canceled	(100,000)	1.14

Outstanding, November 30, 2000	1,584,000	1.64
Granted	315,000	0.34
Canceled	(164,000)	1.57

Outstanding, November 30, 2001	1,735,000	$1.41

        The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2001.

Exercise Price	Outstanding	Exercisable	Weighted Average Contractual Life Remaining
Number of Options
$0.00 - 0.50	431,000	176,000	6.0 years
0.51 - 1.00	508,000	508,000	4.4
1.01 - 1.50	355,000	345,000	4.9
1.51 - 2.00	145,000	97,000	4.4
2.01 - 2.50	—	—	—
2.51 - 3.00	1,000	1,000	3.7
3.01 - 3.50	95,000	95,000	5.0
3.51 - 4.00	200,000	200,000	4.9

	1,735,000	1,422,000

Other Stock Options

        During 1998, the Company issued options to purchase 301,000 shares of the Company's common stock outside of the 1998 Plan, at exercise prices ranging from $3.38 to $4.00 per share, with vesting periods up to four years and expiring through December 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the dates of grant.

Warrants

        On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder, the lender/stockholder was granted a warrant to purchase 90,000 shares of the Company's common stock exercisable for 5 years at an exercise price of $0.75 per share. These warrants expired in December 2000.

SFAS 123 Pro forma Information

        Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended November 30, 2001, 2000, and 1999:

	Years Ending November 30:
	2001	2000	1999
Interest rate	3.5%	6.50%	5.50%
Dividend yield	0.00%	0.00%	0.00%
Expected life of options (years)	5	5	5
Volatility factor	78.00%	78.00%	73.00%

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

	Years Ended November 30:
	2001	2000	1999
Net income (loss), as reported	$(3,386,000)	$1,173,000	$(874,000)

Net income (loss), pro forma	$(3,443,000)	$943,000	$(1,247,000)

Earnings per share, as reported
Basic	$(0.39)	$0.14	$(0.10)

Diluted	$(0.39)	$0.13	$(0.10)

Earnings per share, pro forma
Basic	$(0.40)	$0.11	$(0.15)

Diluted	$(0.40)	$0.11	$(0.15)

NOTE 10—INCOME TAXES

        Income tax expense (benefit) from continuing operations is as follows:

	Years Ended November 30:
	2001	2000	1999
Current:
Federal	$—	$5,000	$(220,000)
State	1,000	1,000	—
Foreign	65,000	—	—

	66,000	6,000	(220,000)
Deferred:
Federal	—	227,000	220,000
State	—	40,000	—

Total income tax provision	$66,000	$273,000	$—

        The components of deferred tax assets and liabilities at November 30 are as follows:

	2001	2000
Deferred tax assets:
Tax (under) over book depreciation	$(190,000)	$38,000
Accounts receivable	79,000	40,000
Inventory	103,000	132,000
Accrued expenses	81,000	143,000
Federal net operating loss carryforwards	878,000	—
State net operating loss carryforwards	136,000	—
Goodwill and other intangible assets	644,000	1,024,000
Restructuring reserve	420,000	—

Total deferred tax assets	2,151,000	1,377,000
Less valuation allowance for deferred tax assets	(2,151,000)	(1,377,000)

Net deferred tax assets	$—	$—

        At November 30, 2001 and 2000, the Company had a valuation allowance of $2,151,000 and $1,377,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

        As of November 30, 2001, the Company has net tax operating loss carryforwards of approximately $2,582,000, available to offset future Federal tax liabilities. The carryforwards expire in 2021. As of November 30, 2001, the Company has net operating tax loss carryforwards of approximately $1,539,000 available to offset future state income tax liabilities, which expire through 2011.

        United States and Foreign income (loss) from continuing operations before income taxes are as follows:

	Years Ended November 30:
	2001	2000	1999
Pretax income (loss)
Domestic	$(4,605,000)	$176,000	$(714,000)
Foreign	1,285,000	603,000	(160,000)

Total	$(3,320,000)	$779,000	$(874,000)

        The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	Years Ended November 30:
	2001	2000	1999
Income tax (benefit) at statutory rates	$(1,129,000)	$265,000	$(297,000)
Change in federal valuation allowance	997,000	(352,000)	284,000
Foreign income/losses recorded without tax (expense) benefit and other	65,000	368,000	45,000
Foreign Sales Corporation	—	(9,000)	(33,000)
State and Local income taxes, net of federal income tax	1,000	1,000	1,000

Total	$66,000	$273,000	$—

NOTE 11—EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The plan requires the Company to make a matching contribution of 33% of the first 6% of the voluntary employee contribution. The Company may also contribute an additional amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $44,000, $51,000 and $51,000 for the years ended November 30, 2001, 2000 and 1999, respectively.

NOTE 12—FASB 131 SEGMENT REPORTING

        The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The table includes revenues based upon customer location. Discontinued operations are included within AMI-US operations for all years presented. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2001, 2000, and 1999:

NET SALES

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2001	$17,882,000	$11,541,000	$9,060,000	$38,483,000
2000	$23,304,000	$10,046,000	$6,979,000	$40,329,000
1999	$23,076,000	$8,409,000	$3,313,000	$34,798,000
NET INCOME (LOSS)
	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2001	$(4,606,000)	$1,001,000	$219,000	$(3,386,000)
2000	$(730,000)	$1,300,000	$603,000	$1,173,000
1999	$(1,815,000)	$1,141,000	$(200,000)	$(874,000)
LONG-LIVED ASSETS
	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2001	$2,379,000	$30,000	$800,000	$3,209,000
2000	$2,744,000	$40,000	$826,000	$3,610,000

NOTE 13—QUARTERLY FINANCIAL DATA (Unaudited)

        Summarized quarterly financial data for 2001 and 2000 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
2001
Net sales	$9,949,000	$9,955,000	$9,379,000	$9,200,000	$38,483,000
Gross profit	1,090,000	1,081,000	778,000	432,000	3,381,000
Net loss	(393,000)	(1,726,000)	(426,000)	(841,000)	(3,386,000)
Loss per share:
Basic, continuing operations	$(0.05)	$(0.20)	$(0.05)	$(0.09)	$(0.39)
Diluted, continuing operations	$(0.05)	$(0.20)	$(0.05)	$(0.09)	$(0.39)
2000
Net sales	$9,481,000	$10,243,000	$10,491,000	$10,114,000	$40,329,000
Gross profit	1,478,000	1,588,000	1,614,000	1,497,000	6,177,000
Net earnings (loss), from continuing operations	251,000	266,000	260,000	(271,000)	506,000
Net earnings, from discontinued operations	—	—	—	667,000	667,000
Earnings (loss) per share:
Basic, continuing operations	$0.03	$0.03	$0.03	$(0.03)	$0.06
Basic, discontinued operations	$—	$—	$—	$0.08	$0.08
Diluted, continuing operations	$0.03	$0.03	$0.03	$(0.03)	$0.06
Diluted, discontinued operations	$—	$—	$—	$0.07	$0.07

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MATERIALS GROUP, INC.
Dated: February 28, 2002	By:	/s/ STEVE F. SCOTT Steve F. Scott President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVE F. SCOTT Steve F. Scott	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2002
/s/ GAYLE L. ARNOLD Gayle L. Arnold	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2002
/s/ TIMOTHY R. BUSCH Timothy R. Busch	Chairman and Director	February 28, 2002
/s/ MAURICE J. DEWALD Maurice J. DeWald	Director	February 28, 2002
/s/ N. PRICE PASCHALL N. Price Paschall	Director	February 28, 2002
/s/ JAMES SWARTWOUT James Swartwout	Director	February 28, 2002

INDEX TO EXHIBITS

No.	Exhibits
2.1	Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire Advanced Materials, Inc.(1)
3.1	Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.).(1)
3.2	Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc.(1)
3.3	Bylaws, as amended, of Advanced Materials Group, Inc.(1)
10.1	Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc.(1)
10.2	Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc. dated December 2, 1992.(1)
10.3	Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc.(2)
10.4	The 1993 Stock Option Plan of Advanced Materials Group, Inc.(3)
10.5	Form of Convertible Debenture.(4)
10.6	Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618.(5)
10.7	Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson.(6)
10.8	Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity Corporation, as Landlord and Advanced Materials, Inc., as Tenant.(7)
10.9	Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C.(8)
10.10	Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC.(9)
10.11	Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo National Association.(10)
10.12	First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Wells Fargo National Association.(11)
10.13	Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Gasket and Molded Products, Inc. and Shareholders.(12)
10.14	Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And Riggs National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust.(13)
10.15	The 1997 Stock Option Plan of Advanced Materials Group, Inc.(14)
10.16	Industrial Sublease Agreement executed September 1, 1997 between Advanced Material, Inc. as landlord and S-Line as tenant.(15)
10.17	Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte. Ltd.(16)

10.18	Form of Warrant Assignment Agreement dated September 15, 1997 between Trilon Dominion Partners, LLC. and certain individuals.(17)
10.19	Credit Agreement dated as of February 27, 1998 between Advanced Materials Group, Inc. and Wells Fargo Bank, National Association.(18)
10.20	The 1998 Stock Option Plan of Advanced Materials Group, Inc.(19)
10.21
Agreement of Settlement and General Release, dated October 20, 1998, by and among Advanced Materials Group, Inc., Condor Utility Products, Inc. and Gary and Dora Valiska, former employees of Condor Utility Products, Inc.(20)
10.22	Employment agreement dated September 11, 1998 between Advanced Materials Group, Inc. and Steve F. Scott, Chief Executive Officer, President and Director.(21)
10.23	Consulting Agreement dated March 31, 1997, by and between Advanced Materials Group, Inc. and Paschall and Company.(22)
10.24
Industrial Lease Agreement, including addenda and additional provisions, executed June 30, 1999, by and between Riggs & Company, a division of Riggs Bank N.A., as Trustee of the Multi-Employer Property Trust, as Landlord, and Advanced Materials, Inc., as Tenant.(23)
10.25	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior Vice President, General Manager.(24)
10.26	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice President, Chief Financial Officer.(25)
16.1	Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group, Inc.'s statement regarding change of accountants.(26)
21.1	List of Subsidiaries.(27)

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

(26)
Filed as Exhibit 16.1 to Form 8-K filed September 22, 2000, incorporated herein by reference.

(27)
Filed as Exhibit 21 to Form 10-K filed February 28, 2000, incorporated herein by reference.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
  Item 1 . Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6 . Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
ADVANCED MATERIALS GROUP, INC. INDEX TO FINANCIAL STATEMENTS
Report of Independent Certified Public Accountants
Report of Independent Auditors
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED BALANCE SHEETS
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
ADVANCED MATERIALS GROUP, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
INDEX TO EXHIBITS