Form 10-Q
period 2002-02-28
ADVANCED MATERIALS GROUP INC
filed 2002-04-15
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(310) 537-5444
Issuer's telephone number

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

        COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES AS OF April 13, 2002.

ADVANCED MATERIALS GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM I—CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	February 28, 2002	February 28, 2001
Net sales	$8,660,000	$9,949,000
Cost of sales	7,861,000	8,859,000

Gross profit	799,000	1,090,000

Operating expenses:
Selling, general and administrative	879,000	1,233,000
Depreciation and amortization	84,000	80,000

Total operating expenses	963,000	1,313,000
Loss from operations	(164,000)	(223,000)
Other income (expense):
Interest expense	(99,000)	(159,000)
Foreign exchange gain (loss)	(2,000)	30,000
Other, net	(10,000)	(17,000)

Total other expenses, net	(111,000)	(146,000)

Loss before income taxes	(275,000)	(369,000)
Income tax expense	(8,000)	(24,000)

Net loss	$(283,000)	$(393,000)

Basic and diluted loss per common share	$(0.03)	$(0.05)

Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

February 28, 2002 and November 30, 2001

(Unaudited)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$729,000	$1,303,000
Accounts receivable, net	5,232,000	6,401,000
Inventories, net	3,591,000	3,551,000
Income tax receivable	3,000	3,000
Prepaid expenses and other current assets	318,000	305,000

Total current assets	9,873,000	11,563,000
Property and equipment, net	2,686,000	2,654,000
Goodwill, net	371,000	387,000
Other assets	170,000	168,000

Total assets	$13,100,000	$14,772,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,389,000	$6,457,000
Accrued liabilities	728,000	838,000
Restructuring reserve	469,000	406,000
Deferred income	215,000	255,000
Line of credit	2,674,000	2,788,000
Current portion of long-term obligations	709,000	708,000

Total current liabilities	10,184,000	11,452,000
Convertible debentures	405,000	405,000
Restructuring reserve	489,000	647,000
Deferred compensation, net of current protion	1,129,000	1,129,000
Capital leases, net of current portion	271,000	234,000

Total liabilities	12,478,000	13,867,000

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at February 28, 2002 and November 30, 2001	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,470,000)	(6,187,000)

Total stockholders' equity	622,000	905,000

Total liabilities and stockholders' equity	$13,100,000	$14,772,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 28, 2002	February 28, 2001
Cash flows from operating activities:
Net loss	$(283,000)	$(393,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	202,000	202,000
Amortization of intangibles	16,000	16,000
Provision for bad debt	15,000	— -
Provision for obsolete inventory	24,000	(9,000)
Gain on the sale of fixed assets	(13,000)
Interest on deferred compensation	35,000	39,000
Changes in operating assets and liabilities:
Accounts receivable — trade	1,154,000	602,000
Inventories	(64,000)	(347,000)
Prepaid expenses and other assets	(15,000)	(168,000)
Accounts payable and accrued liabilities	(1,178,000)	79,000
Restructuring reserve	(95,000)	—
Deferred income	(40,000)	41,000

Net cash (used in) provided by operating activities	(242,000)	62,000

Cash flows from investing activities:
Purchases of property and equipment	(132,000)	(148,000)
Proceeds from the sale of property and equipment	13,000	—

Net cash used in investing activities	(119,000)	(148,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(114,000)	(75,000)
Repayments under term loan	(33,000)	(32,000)
Payments on capital lease obligations	(32,000)	(30,000)
Payments on deferred compensation	(34,000)	(27,000)

Net cash used in financing activities	(213,000)	(164,000)

Net change in cash and cash equivalents	(574,000)	(250,000)
Cash and cash equivalents, beginning of period	1,303,000	1,101,000

Cash and cash equivalents, end of period	$729,000	$851,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$97,000	$160,000

Income taxes	$—	$5,000

Supplemental disclosure of non-cash investing and financing activities:
During the three months ended February 28, 2002 and 2001, the Company acquired approximately $102,000 and $0, respectively, of property and equipment under capital lease obligations.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1) BASIS OF PRESENTATION AND LIQUIDITY

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

        The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 28, 2002 and November 20, 2001 and the results of operations and cash flows for the related interim periods ended February 28, 2002 and 2001. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K.

        The Company has incurred substantial losses form operations and has not been in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

2) INVENTORIES

        Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	February 28, 2002	November 30, 2001
	(unaudited)
Raw Materials	$1,921,000	$2,235,000
Work-in-process	234,000	209,000
Finished Goods	1,583,000	1,230,000

	3,738,000	3,674,000
Less allowance for obsolete inventory	(147,000)	(123,000)

	$3,591,000	$3,551,000

3) BASIC AND DILUTED LOSS PER COMMON SHARE

        Basic and Diluted loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the February 28, 2002 and 2001 computations, common equivalent shares are excluded from diluted loss per common share as their effect is antidilutive. Basic and Diluted losses for the three months ended February 28, 2002 and 2001 are as follows:

        BASIC AND DILUTED EPS:

	Three Months Ended
	February 28, 2002	February 28, 2001
Net loss	$(283,000)	$(393,000)

Denominator:
Weighted average common shares outstanding	8,671,272	8,671.272

Basic and diluted net loss per common share	$(0.03)	$(0.05)

4) SEGMENT REPORTING

        The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three months ended February 28, 2002 and 2001.

  FY 02 Current Three Months Versus FY 01

  Net sales:

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2002	$3,290,000	$3,142,000	$2,228,000	$8,660,000
2001	$5,353,000	$2,433,000	$2,163,000	$9,949,000

  Net income (loss):

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2002	$(429,000)	$172,000	$(26,000)	$(283,000)
2001	$(718,000)	$210,000	$116,000	$(393,000)

  Assets: As of February 28, 2002 and November 30, 2001

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2002	$7,230,000	$2,555,000	$3,315,000	$13,100,000
2001	$7,328,000	$3,748,000	$3,696,000	$14,772,000

5) CONTINGENT LIABILITIES

        Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on Form 10-K and in Part II, Item 1 of this Form 10-Q.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document.

        This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2001 and in "Factors That Could Affect Future Results" below.

        Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Results of Operations

FY 02 Current Three Months Versus FY 01

        Net sales for the first quarter ended February 28, 2002 was $8,660,000 versus $9,949,000 for the same period of fiscal 2001, a decrease of 13.0%. The decrease in net sales for the first quarter of fiscal 2002 was primarily attributable to lower domestic sales prices and volumes, partially offset by higher international sales volumes and revenue.

        Cost of sales for the first quarters ended February 28, 2002 and 2001 were $7,861,000 and $8,859,000, respectively. Cost of sales as a percentage of net sales was 90.8% for the first quarter of fiscal 2002 compared to 89% for the first quarter of fiscal 2001. The decline in the gross margin is primarily attributable to lower sales prices.

        Operating expenses for the first quarters ended February 28, 2002 and 2001 were $963,000 and $1,313,000, respectively. The decrease was due to the Company's continued focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

        Interest expense for the first quarter of fiscal 2002 was $99,000, a decrease of $60,000 compared to the first quarter of fiscal 2001. The decrease was attributable to lower average loan balances and lower interest rates.

        Net loss for the first quarter of fiscal 2002 was $283,000, compared to a net loss of $393,000 for the first quarter of 2001. Basic and diluted loss per share for the first quarter of fiscal 2002 was $0.03 per share based on a weighted average of 8.7 million shares, compared to $0.05 based on a weighted average of 8.7 million shares for the first quarter of fiscal 2001. The reduction in net loss was primarily attributable to reduced operating expenses for domestic operations.

Segment Information

        The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in Note 4 to these consolidated financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

AMI-U.S. Operations

        Net sales for the first quarter ended February 28, 2002 was $3,290,000, compared to net sales for the first quarter ended February 28, 2001 of $5,353,000. The decrease in net sales was due to lower prices and reduced volumes. Net loss for the first quarter ended February 28, 2002 was $429,000, compared to net loss for the first quarter of ended February 28, 2001 of $718,000. The decrease in net loss was primarily attributable to the reduction of operating expenses and optimization of manufacturing processes.

AMI-Singapore

        Net sales for the first quarter ended February 28, 2002 was $3,142,000 compared to net sales for the first quarter ended February 28, 2001 of $2,433,000. The increase in net sales for the first quarter of fiscal 2002 was primarily attributable to higher volumes of component sales to computer printer manufacturers. Net income for the first quarter ended February 28, 2002 was $172,000 compared to net income for the first quarter ended February 28, 2001 of $210,000. The decrease in net income was primarily attributable lower sales prices in fiscal 2002.

AML-Ireland

        Net sales for the first quarter ended February 28, 2002 was $2,228,000 compared to net sales for the first quarter ended February 28, 2001 of $2,163,000. The increase in net sales for the first quarter of fiscal 2002 was primarily attributable to higher volumes of component sales to computer printer manufacturers. The net loss for the first quarter ended February 28, 2002 was $26,000 compared to net income for the first quarter ended February 28, 2001 of $116,000. The decrease was primarily due to lower sales prices and higer overhead costs related to increased volumes.

Liquidity and Capital Resources

        Cash and cash equivalents were $729,000 at February 28, 2002, compared with $1,303,000 at November 30, 2001. During the first quarter, cash was used to fund operations, pay down short- and long-term debt and purchase property and equipment.

        Operating activities used cash of $(242,000) during the first quarter fiscal 2002 compared with providing cash of $62,000 in the corresponding period in fiscal 2001. The decrease in cash provided by operating activities in fiscal 2002 resulted primarily from the reduction of accounts payable and accrued liabilities.

        Inventory at February 28, 2002 was $3,591,000 compared to $3,551,000 at November 30, 2001. Inventory levels increased primarily to support the sales growth in Ireland and Singapore.

        Net trade receivables at February 28, 2002 were $5,232,000 compared to $6,401,000 at November 30, 2001. The decrease was primarily due to improved collections for sales in Singapore.

        Capital expenditures aggregated $132,000 for the first quarter of fiscal 2002 compared to $148,000 for the corresponding period in fiscal 2001. The Company has instituted a Company-wide program to reduce non-essential capital expenditures which are not specifically focused on revenue growth.

        The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the first quarter of fiscal 2002 decreased by $147,000 compared to a decrease of $107,000 in the same period in fiscal 2001.

        The Company had $729,000 of cash and cash equivalents at February 28, 2002. The Company's operating credit line with its primary lender had approximately $2,674,000 outstanding at February 28, 2002. The Company has a term loan with an outstanding principal balance of $375,000 as of February 28, 2002. The term loan bears interest at prime plus 3.25% (8.75% at February 28, 2002).

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

        At February 28, 2002, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Factors That Could Affect Future Results

        Competition—The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In particular, management anticipates a continuing need to lower the prices of many of the Company's products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of its markets, the Company may not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the business and prospects.

        New Product Introductions—If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, it may lose market share and future revenue and earnings may suffer. The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this it must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.

        Short Product Life Cycles—The short life cycles of many of the Company's products pose a challenge to effectively manage the transition from existing products to new products. If the Company does not manage the transition effectively, the future revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in the customer decision-making process, development of manufacturing processes, long lead times for the delivery of raw materials and variations in product costs. The Company's future revenues and earnings could also suffer due to the timing and introduction of new product offerings, which compete directly or indirectly with its customers' products and new product offerings by its competitors.

        Reliance on Suppliers—The Company's manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for it to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer.

        International—Sales outside the United States make up more than 62% of the Company's revenues. Manufacturing for these products are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

  •
  Changes in a country or region's political or economic conditions,

  •
  Trade protection measures,

  •
  Import or export licensing requirements,

  •
  The overlap of different tax structures,

  •
  Unexpected changes in regulatory requirements,

  •
  Problems caused by the conversion of various European currencies to the Euro, and

  •
  Natural disasters.

        Market Risk—The majority of the Company's sales are denominated in U.S. dollars. All costs in Singapore and the majority of direct material costs in Ireland are also denominated in U.S. dollars. However, the Company is exposed to foreign currency exchange risk inherent in the sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. See also "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2001 Annual Report on Form 10-K for more detailed information.

        Earthquake—The corporate offices and manufacturing division in California are located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

        Environmental—Some of the Company's operations use substances regulated under various federal, state and international laws governing the environment. It is our policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. The Company has not been notified of any environmental infractions.

        Profit Margin—The Company's profit margins vary somewhat among its products and geographic markets. Consequently, the overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period's net sales.

        Stock Price—The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect the stock price are:

  •
  The Company's, its customer's or its competitor's announcement of new or discontinued products,

  •
  Quarterly increases or decreases in earnings,

  •
  Changes in revenue or earnings estimates by the investment community, and

  •
  Speculation in the press or investment community.

        General market conditions and domestic or international macroeconomic factors unrelated to the Company's performance may also affect the stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

        Earnings Fluctuations—Although management believes the Company has products and resources needed for successful results, it cannot reliably predict future revenue and margin trends. Actual trends may cause it to adjust its operations, which could cause period-to-period fluctuations in earnings.

        The Company's common stock traded on the Nasdaq SmallCap Stock Market ("Nasdaq") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company's common stock was delisted from the Nasdaq and has traded on the NASD-regulated OTC Bulletin Board ("Bulletin Board") under the symbol "ADMG.OB."

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results."

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 14, 2000, the United States District Court for the Central District of California entered a final judgment in favor of Advanced Materials Group, Inc. (AMG) on the complaint filed by AMG for a judicial declaration that it has no liability for any debts or obligations of Condor Utilities Products, Inc. (Condor), a wholly owned subsidiary of AMG which has now ceased operations. This includes a certain judgment obtained against Condor in 1998 in favor of the former suppliers of Condor, Vern and Shirley Auten, arising out of litigation, which preceded the purchase of Condor, by AMG in 1993. Evidence presented to the Court indicated that Condor has no other unpaid trade obligations or debts.

        The Autens claimed that AMG was the "alter ego" of Condor, and therefore was obliged to pay the outstanding judgment against Condor. The Court reviewed extensive expert accounting testimony indicating that the financial and corporate relationship between AMG and Condor was entirely proper and complied with all corporate and accounting requirements. Based on this evidence, the Court ruled that as a matter of law AMG has no financial responsibility to pay the Auten judgment, or any other debt or obligation of Condor. In March 2002, a final settlement agreement was entered into with the Autens releasing the Company from any further obligation or future liability. There were no funds paid in connection with the settlement.

ITEM 5. OTHER INFORMATION

        Advanced Materials Group, Inc. is preparing to hold its 2002 annual meeting of shareholders at 10:00 a.m. on October 17, 2002 at the Doubletree Hotel, located at The Irvine Spectrum, 90 Pacifica Avenue, Irvine, California 92618. All holders of record of the outstanding common stock of Advanced Materials Group, Inc. as of August 20, 2002 will be entitled to vote at the annual meeting.

        The proxy statement of Advanced Materials Group, Inc. circulated to shareholders in connection with its 2001 annual meeting provided that proposals by shareholders that are intended for inclusion in the proxy statement and proxy to be presented at the next annual meeting of shareholders of Advanced Materials Group, Inc. must have been received by Advanced Materials Group, Inc. by December 4, 2001 in order to be considered for inclusion in its proxy materials.

        As a result of the later date established by the board of directors of Advanced Materials Group, Inc. for its 2002 annual meeting, Advanced Materials Group, Inc. hereby notifies its shareholders that proposals by shareholders that are intended for inclusion in its proxy statement and proxy to be presented at the 2002 annual meeting must now be received by Advanced Materials Group, Inc. by July 26, 2002 in order to be considered for inclusion in the proxy materials of Advanced Materials Group, Inc. Such proposals shall be addressed to the Secretary of Advanced Materials Group, Inc. and may be included in the proxy materials for the 2002 annual meeting of Advanced Materials Group, Inc. if they comply with certain rules and regulations of the Securities and Exchange Commission governing shareholder proposals. Additionally, for all other proposals to be timely, a shareholder's notice must be delivered to, or mailed and received at, the principal executive offices of Advanced Materials Group, Inc. no later than August 2, 2002. If a shareholder fails to so notify Advanced Materials Group, Inc. of any such proposal prior to such date, management of Advanced Materials Group, Inc. will be allowed to use their discretionary voting authority with respect to proxies held by management when the proposal is raised at the annual meeting (without any discussion of the matter in its proxy statement).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits.

            None

  (b)
  Reports on Form 8-K

            No reported 8-K developments submitted in quarter.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 12, 2002	ADVANCED MATERIALS GROUP, INC.

	By:	/s/ STEVE F. SCOTT Steve F. Scott President and CEO (Chief Executive Officer)

/s/ GAYLE ARNOLD Gayle Arnold Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

ADVANCED MATERIALS GROUP, INC. FORM 10-Q TABLE OF CONTENTS PART I. FINANCIAL INFORMATION
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED BALANCE SHEETS February 28, 2002 and November 30, 2001 (Unaudited)
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SIGNATURES