Form 10-Q
period 2002-05-31
ADVANCED MATERIALS GROUP INC
filed 2002-07-15
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2002.
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES AS OF JULY 13, 2002.

ADVANCED MATERIALS GROUP, INC.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION
ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:
	Consolidated Statements of Operations for the three and six months ended May 31, 2002 and 2001	3
	Consolidated Balance Sheets at May 31, 2002 and November 30, 2001	4
	Consolidated Statements of Cash Flows for the six months ended May 31, 2002 and 2001	5
	Notes to Consolidated Financial Statements	6
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	14

PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	15
	Signatures	16

PART I—FINANCIAL INFORMATION

ITEM I—CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
Net sales	$9,258,000	$9,955,000	$17,918,000	$19,904,000
Cost of sales	8,378,000	8,874,000	16,239,000	17,755,000

Gross profit	880,000	1,081,000	1,679,000	2,149,000

Operating expenses:
Selling, general and administrative	783,000	1,125,000	1,667,000	2,294,000
Depreciation and amortization	93,000	90,000	177,000	170,000
Restructuring costs	—	1,440,000	—	1,440,000

Total operating expenses	876,000	2,655,000	1,844,000	3,904,000

Income (loss) from operations	4,000	(1,574,000)	(165,000)	(1,755,000)

Other income (expense):
Interest expense	(96,000)	(132,000)	(189,000)	(292,000)
Foreign exchange gain	18,000	25,000	21,000	14,000
Other, net	(26,000)	(28,000)	(41,000)	(44,000)

Total other expenses, net	(104,000)	(135,000)	(209,000)	(322,000)

Loss before income taxes	(100,000)	(1,709,000)	(374,000)	(2,077,000)
Income tax expense	(11,000)	(17,000)	(20,000)	(41,000)

Net loss	$(111,000)	$(1,726,000)	$(394,000)	$(2,118,000)

Basic and diluted loss per common share	$(0.01)	$(0.20)	$(0.05)	$(0.24)

Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 31, 2002	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$660,000	$1,303,000
Accounts receivable, net	5,487,000	6,401,000
Inventories, net	3,582,000	3,551,000
Prepaid expenses and other	318,000	308,000

Total current assets	10,047,000	11,563,000
Property and equipment, net	2,521,000	2,654,000
Goodwill, net	355,000	387,000
Other assets	173,000	168,000

Total assets	$13,096,000	$14,772,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,667,000	$6,457,000
Accrued liabilities	643,000	838,000
Restructuring reserve,current	357,000	406,000
Deferred income	152,000	255,000
Line of credit	2,858,000	2,788,000
Current portion of long-term obligations	660,000	708,000

Total current liabilities	10,337,000	11,452,000
Convertible debentures	405,000	405,000
Deferred compensation, net of current protion	1,129,000	1,129,000
Restructuring reserve, net of current portion	488,000	647,000
Capital leases, net of current portion	226,000	234,000

Total liabilities	12,585,000	13,867,000

Commitments and contingencies
Stockholders' equity:
Preferred stock—$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock—$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at May 31, 2002 and November 30, 2001	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,581,000)	(6,187,000)

Total stockholders' equity	511,000	905,000

Total liabilities and stockholders' equity	$13,096,000	$14,772,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	May 31, 2002	May 31, 2001
Cash flows from operating activities:
Net loss	$(394,000)	$(2,118,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	417,000	406,000
Amortization	32,000	32,000
Provision for bad debt	90,000	—
Provision for obsolete inventory	24,000	262,000
Interest on deferred compensation	70,000	78,000
(Gain) loss on disposal of fixed assets	(13,000)	15,000
Changes in operating assets and liabilities:
Accounts receivable	824,000	976,000
Inventories	(55,000)	1,051,000
Prepaid expenses and other	(15,000)	1,000
Accounts payable and accrued liabilities	(985,000)	(1,384,000)
Restructuring reserve	(208,000)	1,293,000
Deferred income	(103,000)	71,000

Net cash (used in)provided by operating activities	(316,000)	683,000

Cash flows from investing activities:
Purchases of property and equipment	(182,000)	(378,000)
Proceeds from sale of fixed assets	13,000	—
Increase in other assets	—	(66,000)

Net cash used in investing activities	(169,000)	(444,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	70,000	(474,000)
Repayments of other long-term obligations	(228,000)	(131,000)

Net cash provided by (used in) financing activities	(158,000)	(605,000)

Net change in cash and cash equivalents	(643,000)	(366,000)
Cash and cash equivalents, beginning of period	1,303,000	1,101,000

Cash and cash equivalents, end of period	$660,000	$735,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$193,000	$288,000

Income taxes	$—	$—

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

        The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of May 31, 2002 and November 20, 2001 and the results of operations and cash flows for the related interim periods ended May 31, 2002 and 2001. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K.

        The Company has incurred substantial losses form operations, has a working capital deficit and has not been in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

2)    INVENTORIES

        Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	May 31, 2002	November 30, 2001
	(unaudited)
Raw Materials	$1,883,000	$2,235,000
Work-in-process	285,000	209,000
Finished Goods	1,562,000	1,230,000

	3,730,000	3,674,000
Less allowance for obsolete inventory	(148,000)	(123,000)

	$3,582,000	$3,551,000

3)    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

        Basic and Diluted loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the May 31, 2002 computations, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and Diluted loss for the three and six months ended May 31, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2002	May 31, 2001	May 31, 2002	May 31, 2001
BASIC AND DILUTED EPS:
Net loss	$(111,000)	$(1,726,000)	$(394,000)	$(2,118,000)
Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

Basic and ditluted loss per share	$(0.01)	$(0.20)	$(0.05)	$(0.24)

4)    SEGMENT REPORTING

        The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the second quarter and six months ended May 31, 2002 and 2001.

Three Months Ended May 31, 2002 and May 31, 2001

  Revenue:

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$3,633,000	$3,111,000	$2,514,000	$9,258,000
2001	$5,041,000	$2,738,000	$2,176,000	$9,955,000

  Net income (loss):

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$(216,000)	$107,000	$(2,000)	$(111,000)
2001	$(2,065,000)	$252,000	$87,000	$(1,726,000)

Six Months Ended May 31, 2002 and May 31, 2001

  Revenue:

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$6,923,000	$6,252,000	$4,743,000	$17,918,000
2001	$10,394,000	$5,171,000	$4,339,000	$19,904,000

  Net income (loss):

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$(621,000)	$269,000	$(42,000)	$(394,000)
2001	$(2,783,000)	$462,000	$203,000	$(2,118,000)

  Assets: As of May 31, 2002 and November 30, 2001

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$6,519,000	$2,835,000	$3,742,000	$13,096,000
2001	$8,040,000	$3,201,000	$3,531,000	$14,772,000

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

        This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include the Company's continuing need to timely develop, produce and deliver new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2001 and in "Factors That Could Affect Future Results" below.

        Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Results of Operations

FY 02 Current Three Months Versus FY 01

        Net sales for the second quarter ended May 31, 2002 were $9,258,000,versus $9,955,000 for the same period of fiscal 2001, a decrease of 7%. The decrease in net revenues for the second quarter of fiscal 2002 is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions.

        Cost of sales for the second quarters ended May 31, 2002 and 2001 were $8,378,000 and $8,874,000, respectively. Cost of sales as a percentage of net revenue was 91% for the second quarter of fiscal 2002, compared to 89% for the second quarter of fiscal 2001. Cost of sales as a percentage of net revenue increased for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, primarily due to lower domestic sales prices and a reduction in the Company's share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

        Selling, general and administrative expenses for the second quarter of fiscal 2002 and 2001 was $783,000 and $1,125,000, respectively. The decrease was due primarily to the closure of the Company's plant in Texas near the end of fiscal year 2001 and the Company's continued focus on reducing operating expenses and optimizing manufacturing processes in order to improve operating results.

        Interest expense for the second quarter of fiscal 2002 and 2001 was $96,000 and $132,000, respectively. The decrease was primarily attributable to lower average loan balances and lower interest rates.

        Net loss for the second quarter of fiscal 2002 was $111,000, compared to a net loss of $286,000 net of restructuring charges of $1,440,000 for the second quarter of 2001. Basic and diluted loss per share for the second quarter of fiscal 2002 was $0.01 per share on a weighted average of 8.7 million shares, compared to $0.20 on a weighted average of 8.7 million shares for the second quarter of fiscal 2001. The reduction in net loss was primarily attributable to reduced operating expenses for domestic operations.

FY 02 Six Months Versus FY 01

        Net sales for the six months ended May 31, 2002 were $17,918,000 versus $19,904,000 for the same period of fiscal 2001. Net sales continue to slow due to domestic economic conditions.

        Cost of sales for the six months ended May 31, 2002 and May 28, 2001 was $16,239,000 and $17,755,000, respectively. Cost of sales as a percentage of net revenue was 91% for the six months of fiscal 2002,compared to 89% for the six months of fiscal 2001. Cost of sales as a percentage of net revenue increased for the six months of fiscal 2002, compared to the six months of fiscal 2001 primarily due to lower sales prices and a decrease in the Companies share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

        Selling, general and administrative expenses for the six months ended May 31, 2002 and 2001 were $1,667,000 and $2,294,000, respectively. The decrease was due primarily to the closure of the Company's plant in Texas near the end of fiscal year 2001 and the Company's continued focus on reducing operating expenses and optimizing manufacturing processes in order to improve operating results.

        Interest expense for the six months of fiscal 2002 and 2001 was $189,000 and $292,000, respectively. The decrease is due to lower average loan balances and lower interest rates.

        Net loss for the six months of fiscal 2002 and 2001 was $394,000 and $678,000 resepctively, excluding restructuring charges. Basic and diluted loss per share for the six months of fiscal 2002 was $0.05 per share on a weighted average of 8.7 million shares, compared to $0.24 on a weighted average of 8.7 million shares for the six months of fiscal 2001.

Segment Information

        The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in Note 4 to these consolidated financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

FY 02 Current Three Months Versus FY 01

AMI-U.S. Operations

        Net sales for the second quarter ended May 31, 2002 were $3,633,000, compared to net sales for the second quarter ended May 31, 2001 of $5,041,000. The decrease in net sales is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions. The net loss for the second quarter ended May 31, 2002 was $216,000, compared to net loss for the second quarter of ended May 31, 2001 of $625,000, excluding restructuring charges of $1,440,000. The decrease in net loss is primarily attributable to the Company's continued focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

AMFSC-Singapore

        Net sales for the second quarter ended May 31, 2002 were $3,111,000, compared to net sales for the second quarter ended May 31, 2001 of $2,738,000. The increase in net sales for the second quarter of fiscal 2002 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts have reflected continued growth in the installed base, growth in printing from the internet and increased usage of newly introduced products. Net income for the second quarter ended May 31, 2002 was $107,000, compared to net income for the second quarter ended May 31, 2001 of $252,000. The decrease in net income is primarily attributable to the reduction in the Company's share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

AML-Ireland

        Net sales for the second quarter ended May 31, 2002 was $2,514,000, compared to net sales for the second quarter ended May 31, 2001 of $2,176,000. The increase in net sales for the second quarter of fiscal 2002 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the Internet and increased usage of newly introduced products. Net loss for the second quarter ended May 31, 2002 was $2,000 compared to net income for the second quarter ended May 31, 2001 of $87,000. The decrease in net income is primarily due to lower prices for printer supply sales.

FY 02 Six Months Versus FY 01

AMI-U.S. Operations

        Net sales for the six months ended May 31, 2002 was $6,923,000, compared to net sales for the six months ended May 31, 2001 of $10,394,000. The decrease in net sales is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions. The net loss for the six months ended May 31, 2002 was $621,000, compared to net loss for the six months ended May 31, 2001 of $2,783,000, excluding restructuring charges the net loss was $1,343,000. The decrease in net loss excluding restructuring charges is primarily attributable to the Company's continued focus on the reduction of operating expense ratios and optimization of manufacturing processes in order to improve profitability.

AMFSC-Singapore

        Net sales for the six months ended May 31, 2002 was $6,252,000, compared to net sales for the six months ended May 31, 2001 of $5,171,000. The increase in net sales for the six months of fiscal 2002 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts will reflect continued growth in the installed base, growth in printing from the internet and increased usage of newly introduced products. Net income for the six months ended May 31, 2002 was $269,000, compared to net income for the six months ended May 31, 2001 of $462,000. The decrease in net income is primarily attributable to the reduction in the Company's share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

AML-Ireland

        Net sales for the six months ended May 31, 2002 was $4,742,000, compared to net sales for the six months ended May 31, 2001 of $4,339,000. The increase in net sales for the six months of fiscal 2002 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Printer supply sales to key customer accounts reflected continued growth in the installed base, growth in printing from the internet and increased usage of newly introduced products. Net loss for the six months ended May 31, 2002 was $42,000, compared to net income for the six months ended May 31, 2001 of $203,000. The decrease in net income is primarily due to lower prices for printer supply sales.

Liquidity and Capital Resources

        Cash and cash equivalents were $660,000 at May 31, 2002, compared with $1,303,000 at November 30, 2001. During the six months, cash flows from operating activities were used to fund operations, pay down short- and long-term debt and purchase property, plant and equipment.

        Operating activities used $316,000 of cash during the second quarter of fiscal 2002, compared with generating $683,000 in the corresponding period in fiscal 2001. The decrease in cash generated from operating activities in fiscal 2002 resulted primarily from the pay down of accounts payable and accrued liabilities and the restructuring reserve.

        Inventory at May 31, 2002 was $3,582,000, compared to $3,551,000 at November 30, 2001.

        Net trade receivables at May 31, 2002 were $5,487,000, compared to $6,401,000 at November 30, 2001. The decrease is due to a reduction in domestic net sales and a decrease in terms for certain foreign sales.

        Capital expenditures were $182,000 for the six months in 2002, compared to $378,000 for the corresponding period in fiscal 2001. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

        The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the six months of 2002 decreased by $158,000.

        The Company had $660,000 of cash and cash equivalents at May 31, 2002. The Company has a $4,500,000 operating credit line with its primary lenders with approximately $2,858,000 currently outstanding as of May 31, 2002, which expires in February 2003. The Company has an outstanding term loan of $343,000 as of May 31, 2002 with the same bank. The term loan bears interest at prime plus 3.25% (8.25% at May 31, 2002). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short and long term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. (See discussion below).

        At May 31, 2002, the Company has a working capital deficit and was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Factors That Could Affect Future Results

        Competition—The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. There is also a risk that a supplier to the Company could become a competitor. The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In particular, management anticipates a continuing need to lower the prices of many of the Company's products to stay competitive and effectively manage financial returns with resulting reduced gross margins. In some of its markets, the Company may not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the business and prospects.

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

        Earnings Fluctuations—Management cannot reliably predict future revenue and margin trends which may cause the Company to adjust its operations, which could cause period-to-period fluctuations in earnings.

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

Dated: July 15, 2002	ADVANCED MATERIALS GROUP, INC.

	By:	/s/ STEVE F. SCOTT Steve F. Scott President and CEO

/s/ GAYLE ARNOLD Gayle Arnold Chief Financial Officer

QuickLinks

ADVANCED MATERIALS GROUP, INC. FORM 10-Q TABLE OF CONTENTS
  ITEM I—CONSOLIDATED FINANCIAL STATEMENTS
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES