Form 10-Q
period 2002-08-31
ADVANCED MATERIALS GROUP INC
filed 2002-10-15
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended August 31, 2002. or
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

COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES OUTSTANDING AS OF OCTOBER 11, 2002.

ADVANCED MATERIALS GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM I—CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Aug. 31, 2002	Aug. 31, 2001	Aug. 31, 2002	Aug. 31, 2001
Net sales	$9,555,000	$9,379,000	$27,470,000	$29,283,000
Cost of sales	8,474,000	8,601,000	24,719,000	26,356,000

Gross profit	1,081,000	778,000	2,751,000	2,927,000

Operating expenses:
Selling, general and administrative	813,000	1,001,000	2,472,000	3,295,000
Depreciation and amortization	84,000	88,000	261,000	258,000
Restructuring costs	—	—	—	1,440,000

Total operating expenses	897,000	1,089,000	2,733,000	4,993,000

Income (loss) from operations	184,000	(311,000)	18,000	(2,066,000)

Other income (expense):
Interest expense	(105,000)	(105,000)	(295,000)	(397,000)
Foreign exchange (loss) gain	(7,000)	11,000	13,000	25,000
Other, net	(28,000)	(12,000)	(68,000)	(56,000)

Total other expenses, net	(140,000)	(106,000)	(350,000)	(428,000)

Income (loss) before income taxes	44,000	(417,000)	(332,000)	(2,494,000)
Income tax expense	(17,000)	(9,000)	(37,000)	(50,000)

Net income (loss)	$27,000	$(426,000)	$(369,000)	$(2,544,000)

Basic and diluted income (loss) per common share	$0.00	$(0.05)	$(0.04)	$(0.29)

Basic weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

Diluted weighted average common shares outstanding	8,676,535	8,671,272	8,671,272	8,671,272

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Aug. 31, 2002	November 30, 2001
ASSETS
Current assets:
Cash and cash equivalents	$415,000	$1,303,000
Accounts receivable, net of allowance of $92,000 at August 31, 2002 and $199,000 at November 30, 2001	6,534,000	6,401,000
Inventories, net	3,699,000	3,551,000
Prepaid expenses and other	369,000	308,000

Total current assets	11,017,000	11,563,000
Property and equipment, net	2,334,000	2,654,000
Goodwill, net	339,000	387,000
Other assets	142,000	168,000

Total assets	$13,832,000	$14,772,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,538,000	$6,457,000
Accrued liabilities	826,000	838,000
Restructuring reserve, current	357,000	406,000
Deferred income	118,000	255,000
Line of credit	3,718,000	2,788,000
Current portion of long-term obligations	626,000	708,000

Total current liabilities	11,183,000	11,452,000
Convertible debentures	405,000	405,000
Deferred compensation, net of current protion	1,129,000	1,129,000
Restructuring reserve, net of current portion	390,000	647,000
Capital leases, net of current portion	189,000	234,000

Total liabilities	13,296,000	13,867,000

Commitments and contingencies
Stockholders' equity:
Preferred stock—$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock—$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at August 31, 2002 and November 30, 2001	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,556,000)	(6,187,000)

Total stockholders' equity	536,000	905,000

Total liabilities and stockholders' equity	$13,832,000	$14,772,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Aug. 31, 2002	Aug. 31, 2001
Cash flows from operating activities:
Net loss	$(369,000)	$(2,544,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	591,000	655,000
Provision for bad debt	18,000	27,000
Provision for obsolete inventory	—	4,000
Interest on deferred compensation	109,000	117,000
Loss on disposal of fixed assets	—	50,000
Changes in operating assets and liabilities:
Accounts receivable	(151,000)	1,785,000
Inventories	(148,000)	1,485,000
Prepaid expenses and other	(35,000)	(208,000)
Accounts payable and accrued liabilities	(931,000)	(663,000)
Restructuring reserve	(306,000)	1,082,000
Deferred income	(137,000)	(28,000)

Net cash (used in) provided by operating activities	(1,359,000)	1,762,000

Cash flows from investing activities:
Purchases of property and equipment	(223,000)	(454,000)

Net cash used in investing activities	(223,000)	(454,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	930,000	(1,295,000)
Repayments of other long-term obligations	(236,000)	(190,000)

Net cash provided by (used in) financing activities	694,000	(1,485,000)

Net change in cash and cash equivalents	(888,000)	(177,000)
Cash and cash equivalents, beginning of period	1,303,000	1,101,000

Cash and cash equivalents, end of period	$415,000	$924,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$305,000	$397,000

Income taxes	$—	$—

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

        The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of August 31, 2002 and November 30, 2001 and the results of operations and cash flows for the related interim periods ended August 31, 2002 and 2001. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K.

        The Company has incurred substantial losses from operations, has a working capital deficit and has not been in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to return to profitability and cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

2)    INVENTORIES

        Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	August 31, 2002	November 30, 2001
	(unaudited)
Raw Materials	$1,722,000	$2,235,000
Work-in-process	389,000	209,000
Finished Goods	1,684,000	1,230,000

	3,795,000	3,674,000
Less allowance for obsolete inventory	(96,000)	(123,000)

	$3,699,000	$3,551,000

3)    BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

        Basic and diluted income (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"). In the three month ended August 31, 2001 computation and in the nine month ended August 31, 2002 and 2001 computations, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and diluted income (loss) for the three and nine months ended August 31, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	Aug. 31, 2002	Aug. 31, 2001	Aug. 31, 2002	Aug. 31, 2001
BASIC INCOME (LOSS) PER SHARE:
Net income (loss)	$27,000	$(426,000)	$(369,000)	$(2,544,000)
Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

Basic income (loss) per share	$0.00	$(0.05)	$(0.04)	$(0.29)

DILUTED INCOME (LOSS) PER SHARE:
Net income (loss)	$27,000	$(426,000)	$(369,000)	$(2,544,000)

Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272
Common equivalent shares outstanding from options	5,263	—	—	—

Total shares	8,676,535	8,671,272	8,671,272	8,671,272

Ditluted income (loss) per share	$0.00	$(0.05)	$(0.04)	$(0.29)

4)    SEGMENT REPORTING

        The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three and nine months ended August 31, 2002 and 2001.

Three Months Ended August 31, 2002 and 2001

  Revenue:

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$4,020,000	$3,081,000	$2,454,000	$9,555,000
2001	$3,928,000	$3,220,000	$2,231,000	$9,379,000

  Net income (loss):

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$(76,000)	$87,000	$16,000	$27,000
2001	$(734,000)	$308,000	$—	$(426,000)

Nine Months Ended August 31, 2002 and 2001

  Revenue:

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$10,941,000	$9,333,000	$7,196,000	$27,470,000
2001	$14,322,000	$8,391,000	$6,570,000	$29,283,000

  Net income (loss):

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$(699,000)	$356,000	$(26,000)	$(369,000)
2001	$(3,517,000)	$770,000	$203,000	$(2,544,000)

  Assets: As of August 31, 2002 and November 30, 2001

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2002	$7,632,000	$2,992,000	$3,208,000	$13,832,000
2001	$8,040,000	$3,201,000	$3,531,000	$14,772,000

5)    CONTINGENT LIABILITIES

        Legal proceedings to which the Company is a party are discussed in Part 1 Legal Proceedings, in the latest Annual Report on form 10-K and in Part II, Item 1 of this Form 10-Q.

6)    RECENT ACCOUNTING PRONOUNCEMENTS

        In April 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS No. 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," to update, clarify and simplify existing accounting pronouncements. SFAS No. 4, which required all gains and losses from debt extinguishment to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. Consequently, SFAS No. 64, which amended SFAS No. 4, was recinded because it was no longer necessary. We do not expect the adoption of this statement to have a material effect on the Company's financial statements.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit and Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do no expect the adoption of this statement to have a material effect on the Company's financial statements.

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

Results of Operations
FY 02 Current Three Months Versus FY 01

        Net sales for the quarter ended August 31, 2002 were $9,555,000, versus $9,379,000 for the same period of fiscal 2001, an increase of $176,000 or 2%. This increase in net sales is primarily attributable to slightly higher sales volumes and some new products sold to existing customers during the quarter.

        Cost of sales for the quarters ended August 31, 2002 and 2001 were $8,474,000 and $8,601,000, respectively. Cost of sales as a percentage of net sales was 89% for the third quarter of fiscal 2002, compared to 92% for the third quarter of fiscal 2001. Cost of sales as a percentage of net sales decreased primarily due to lower labor and overhead costs due to the optimizing of manufacturing processes and consolidation of domestic operations.

        Selling, general and administrative expenses for the third quarter of fiscal 2002 and 2001 were $813,000 and $1,001,000, respectively, a decrease of $188,000 or 19%. This decrease was due primarily to the closure of the Company's plant in Texas near the end of fiscal year 2001 and the Company's continued focus on reducing expenses in order to improve operating results.

        Interest expense for the third quarter of fiscal 2002 and 2001 remained constant at $105,000.

        Net income for the third quarter of fiscal 2002 was $27,000, compared to a net loss of $426,000 for the third quarter of fiscal 2001. Basic and diluted income per share for the third quarter of fiscal 2002 was $0.00 per share on a weighted average of 8.7 million shares, compared to a net loss of $0.05 per share on a weighted average of 8.7 million shares for the third quarter of fiscal 2001. The reduction in net loss was primarily attributable to an increase in sales and reduced operating expenses for domestic operations.

FY 02 Nine Months Versus FY 01

        Net sales for the nine months ended August 31, 2002 were $27,470,000 versus $29,283,000 for the same period of fiscal 2001, a decrease of $1,813,000 or 6%. This decrease in year-to date sales compared to the prior year was attributable to higher sales in early fiscal 2001, before increased pricing pressures and the continued slow down in domestic economic conditions had a continuing negative effect on sales in late 2001 and early 2002.

        Cost of sales for the nine months ended August 31, 2002 and 2001 was $24,719,000 and $26,356,000, respectively, a decrease of $1,637,000 or 6%. Cost of sales as a percentage of net revenue was 90% for both the nine months of fiscal 2002 and 2001. In a year-to-date comparison, cost improvements realized in the most recent quarter of fiscal 2002 are offset by higher margins in the Company's Singapore operations in early fiscal 2001 (see discussion below).

        Selling, general and administrative expenses for the nine months ended August 31, 2002 and 2001 were $2,472,000 and $3,295,000, respectively, a decrease of $823,000 or 25%. This decrease was due primarily to the closure of the Company's plant in Texas near the end of fiscal year 2001 and the Company's continued focus on reducing operating expenses in order to improve operating results.

        Interest expense for the nine months of fiscal 2002 and 2001 was $295,000 and $397,000, respectively. The decrease is primarily due to lower average loan balances and lower interest rates.

        The net loss for the nine months of fiscal 2002 and 2001 was $369,000 and $2,544,000, resepctively, including restructuring charges of $1,440,000 in fiscal 2001. Basic and diluted loss per share for the nine months of fiscal 2002 was $0.04 per share on a weighted average of 8.7 million shares, compared to net loss of $0.29 per share on a weighted average of 8.7 million shares for the nine months of fiscal 2001.

Segment Information

        The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in Note 4 to these consolidated financial statements. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

FY 02 Current Three Months Versus FY 01

AMI-U.S. Operations

        Net sales for the quarter ended August 31, 2002 were $4,020,000, compared to net sales for the quarter ended August 31, 2001 of $3,928,000, an increase of $92,000 or 2%. The increase in net sales is primarily attributable to higher sales volumes and some sales of new products to existing customers. The net loss for the quarter ended August 31, 2002 was $76,000, compared to net loss for the quarter ended August 31, 2001 of $734,000. The decrease in the net loss is primarily attributable to the Company's continued focus on the reduction of operating expenses in order to improve profitability.

AMFSC-Singapore

        Net sales for the quarter ended August 31, 2002 were $3,081,000, compared to net sales for the quarter ended August 31, 2001 of $3,220,000, a decrease of $139,000 or 4%. This decrease in net sales for the third quarter of fiscal 2002 is primarily attributable to recently lowered sales prices on component sales to computer printer manufacturers. Net income for the quarter ended August 31, 2002 was $87,000, compared to net income for the quarter ended August 31, 2001 of $308,000. The decrease in net income is primarily attributable to the reduction in the Company's share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

AML-Ireland

        Net sales for the quarter ended August 31, 2002 were $2,454,000, compared to net sales for the quarter ended August 31, 2001 of $2,231,000, an increase of $223,000 or 10%. The increase in net sales for the third quarter of fiscal 2002 is primarily attributable to higher sales volumes to new and existing customers. The net income for the quarter ended August 31, 2002 was $16,000 compared to net income for the quarter ended August 31, 2001 of $0. The increase in net income is primarily due to the increased sales.

FY 02 Nine Months Versus FY 01

AMI-U.S. Operations

        Net sales for the nine months ended August 31, 2002 were $10,941,000, compared to net sales for the nine months ended August 31, 2001 of $14,322,000, a decrease of $3,381,000 or 24%. This decrease in year-to-date sales compared to the prior year was attributable to higher sales in early fiscal 2001, before increased pricing pressures and the continued slow down in domestic economic conditions had a continuing negative effect on sales in late 2001 and early 2002. The net loss for the nine months ended August 31, 2002 was $699,000, compared to net loss for the nine months ended August 31, 2001 of $3,517,000, including restructuring charges of $1,440,000 in fiscal 2001. The $1,378,000 or 66% decrease in the net loss, excluding restructuring charges, is primarily attributable to the Company's plant closures in late fiscal 2001 and the continued focus on the reduction of operating expenses and optimization of manufacturing processes in order to improve profitability.

AMFSC-Singapore

        Net sales for the nine months ended August 31, 2002 were $9,333,000, compared to net sales for the nine months ended August 31, 2001 of $8,391,000, an increase of $942,000 or 11%. This increase in net sales for the nine months of fiscal 2002 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Net income for the nine months ended August 31, 2002 was $356,000, compared to net income for the nine months ended August 31, 2001 of $770,000. The decrease in net income is primarily attributable to the reduction in the Company's share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

AML-Ireland

        Net sales for the nine months ended August 31, 2002 were $7,196,000, compared to net sales for the nine months ended August 31, 2001 of $6,570,000, an increase of $626,000 or 10%. This increase in net sales for the first nine months of fiscal 2002 is primarily attributable to higher volumes of component sales to computer printer manufacturers. Net loss for the nine months ended August 31, 2002 was $26,000, compared to net income for the nine months ended August 31, 2001 of $203,000. The decrease in net income is primarily due to recent lower prices for printer supply sales.

Liquidity and Capital Resources

        Cash and cash equivalents were $415,000 at August 31, 2002, compared with $1,303,000 at November 30, 2001. During the first nine months of fiscal year 2002, cash flows from financing activities were used to fund operations ($1,359,000) and purchase property, plant and equipment ($223,000).

        Operating activities used $1,359,000 of cash during the third quarter of fiscal 2002, compared with generating $1,762,000 in the corresponding period of fiscal 2001. The decrease in cash generated from operating activities in fiscal 2002 resulted primarily from reductions in the restructuring reserve and accounts payable and accrued liabilities aggregating $1,237,000.

        Inventory at August 31, 2002 was $3,699,000, compared to $3,551,000 at November 30, 2001.

        Net trade receivables at August 31, 2002 were $6,534,000, compared to $6,401,000 at November 30, 2001. The increase is due to slightly higher sales near the end of the period ended August 31, 2002 compared to the period ended November 30, 2001.

        Capital expenditures were $223,000 for the nine months in 2002, compared to $454,000 for the corresponding period in fiscal 2001. The Company has instituted a Company-wide program to reduce non-essential capital expenditures, which are not specifically focused on revenue growth.

        The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the nine months of 2002 increased by $694,000.

        The Company had $415,000 of cash and cash equivalents at August 31, 2002. The Company has a $4,500,000 operating credit line with its primary lenders with $3,718,000 currently outstanding as of August 31, 2002, which expires in February 2003. The Company has an outstanding term loan of $314,000 as of August 31, 2002 with the same bank. The term loan bears interest at prime plus 3.25% (8.25% at August 31, 2002). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short and long term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. (See discussion below).

        At August 31, 2002, the Company had a working capital deficit and was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to return to profitability and to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Factors That Could Affect Future Results

        Banking—The Company has incurred substantial losses from operations, has a working capital deficit and has not been in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

        Competition—The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. There is also the risk that a supplier to the Company could become a competitor. The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In some of its markets, the Company may not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the business and prospects.

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

        International—Sales outside the United States make up more than 60% of the Company's revenues. Manufacturing for these products are also located outside of the United States. The Company's future earnings or financial position could be adversely affected by a variety of international factors, including:

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

        The Company's common stock traded on The Nasdaq SmallCap Stock Market ("Nasdaq") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company's common stock was delisted from Nasdaq and has traded on the NASD-regulated OTC Bulletin Board ("Bulletin Board") under the symbol "ADMG.OB."

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results."

ITEM 4—PROCEDURES AND CONTROLS

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        We are not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

Exhibit No.	Exhibit
99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

No reported 8-K developments submitted in quarter.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 14, 2002	ADVANCED MATERIALS GROUP, INC.
	By:	/s/ STEVE F. SCOTT Steve F. Scott President and CEO
	By:	/s/ GAYLE ARNOLD Gayle Arnold Chief Financial Officer

CERTIFICATIONS

I, Steve F. Scott, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Advanced Materials Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/s/ STEVE F. SCOTT Steve F. Scott Chief Executive Officer

I, Gayle L. Arnold, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Advanced Materials Group, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

/s/ GAYLE L. ARNOLD Gayle L. Arnold Chief Financial Officer

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
ADVANCED MATERIALS GROUP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED).
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4—PROCEDURES AND CONTROLS
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATIONS