Form 10-K
period 2002-11-30
ADVANCED MATERIALS GROUP INC
filed 2003-02-28
CIK 806514

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File No. 0-16401

ADVANCED MATERIALS GROUP, INC.

(Exact name of registrant as specified in charter)

Nevada	33-0215295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20211 S. Susana Road, Rancho Dominguez, California	90221
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 537-5444

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 8,671,272 shares of the registrant’s voting common stock with a par value of $0.001 outstanding at February 21, 2003. The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant on May 31, 2002 was $1,407,333.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

General

Advanced Materials Group, Inc. (the “Company” or “AMG”), through its subsidiaries, develops, manufactures and markets a wide variety of industrial products. The Company’s principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) (“AM”), is the successor to a 49 year old business that converts specialty materials including foams, foils, films and adhesive composites into components and finished products such as printer cartridge inserts and inking felts, disk drive gaskets, automobile air conditioning insulators, water and dust seals, surgical pads and applicators for the medical, electronics, automotive and consumer products markets. Advanced Materials Foreign Sales Corporation Ltd. (“AM FSC”) was formed in Fiscal Year 1997 (“FY97”) as a wholly-owned subsidiary of AM to conduct the same business activities in the Asian market. Advanced Materials Ltd. (“AM Ltd.”), was formed in FY97 as a wholly-owned subsidiary of the Company to conduct the same business activities in the European market.

The Company, which was formerly known as Far West Ventures, Inc., was incorporated in Nevada in October 1986. The Company was inactive from January 1990 until April 1993, when it acquired AM. AM had previously been formed as a California corporation in August 1992 for the purpose of acquiring the assets of the General Foam Products division of Wilshire Technologies, Inc. (“WTI”). The assets acquired by AM constituted a portion of the business and assets previously acquired by WTI from Wilshire Foam Products, Inc. in November 1990.

The Company’s principal executive offices are located at 20211 S. Susana Road, Rancho Dominguez, California 90221, and its telephone number is (310) 537-5444.

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

The Company’s strategy has been to penetrate foreign marketplaces by establishing fabrication plants in such areas as Singapore and Ireland. Plants located in Ireland and Singapore began production in fiscal 1998. The Ireland facility operates as AM Ltd., a wholly owned subsidiary of Advanced Materials Group, Inc. The Company formed AM FSC, a wholly-owned subsidiary of AM to enter into a strategic manufacturing agreement in Singapore. In 1998, AM FSC entered into a ten-year agreement with Foamex Asia. The terms of the agreement call for AM FSC to provide certain production equipment and technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and workforce to fabricate foam products at their Singapore facility. The Company’s long-term strategy also includes the identification and acquisition of undervalued entities, which will add strategic and economic value to the Company’s product line and competitive positioning.

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

All of the products produced by AMG are manufactured to specifications furnished by its customers. Accordingly, the Company does not engage in research and development of new products. The Company has, however, acquired new and advanced equipment, an example of which is impulse sealing equipment for making foam/non-woven filters, in order to maintain production capabilities consistent with its customers’ specifications.

Manufacturing

AM’s corporate headquarters and fabrication facility is located in Rancho Dominguez, California.  This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area.  A substantial amount of the manufacturing equipment has been designed and constructed by AM.

AM Ltd. leases approximately 37,500 square feet of space in Dublin, Ireland. The facility serves as the Company’s European headquarters and has substantially the same equipment as in the U.S. facilities.

AM FSC has a strategic manufacturing agreement in Singapore with Foamex Asia.  The terms of the agreement call for AM FSC to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and workforce to fabricate foam products at their Singapore facility.  See Note 1 of Notes to Consolidated Financial Statements.

AM has developed and employs a wide variety of advanced processing techniques in fabricating its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, die cutting and slitting. Thermoforming is a process that involves heating a foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold. AM produces backpack components and display cases using its thermoforming equipment. Vacuum forming is a process that involves heating a foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material which then takes the form of the mold. AM produces automotive air conditioner insulators and computer mouse pad components with its vacuum forming equipment. Flame lamination is a process that involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a “glue” layer to the fabric. AM uses this process to fabricate leather substitute products such as holsters, luggage and weight training belts. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. AM produces caulking and sealing foam tape using this process. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. AM  produces a variety of products such as electrosurgical pads and printer components with its die cutting equipment. Slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

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

Suppliers

AMG purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AMG’s largest supplier of raw materials is Foamex Engineered Polyurethanes (“Foamex”), which in fiscal 2002, 2001 and 2000 supplied approximately 50%, 68% and 62%, respectively, of AMG’s raw materials’ requirements.  Materials purchased from Foamex are used to produce the products for AMG’s most significant customer, Hewlett Packard.  See Customers below.

AM is an authorized fabricating distributor of a number of raw material suppliers, including Foamex, Voltek, Avery Dennison (pressure sensitive adhesives), Zotefoam (cross linked polyethylenes) and Rogers (cast urethanes). Management believes that these supply arrangements, many of which have been active for 25 years or more, provide AM with a diverse mix of raw materials at the best available prices. AM purchases raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying necessary raw materials to AM could adversely affect AM’s ability to manufacture and deliver products on a timely and competitive basis. AM purchases its raw materials on standard credit terms and considers its relationships with its suppliers to be good.

Management believes that the loss of either Foamex or Voltek as a major supplier of foam could adversely affect the Company’s business.  If another supplier’s products were to be substituted by our customers in critical applications, there are no assurances that AMG would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

Marketing and Sales

AMG’s products are marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. All of AMG’s products are components or finished products manufactured to order for its industrial customers. The customer’s purchase decision often involves the engineering, manufacturing and purchasing groups within the customer’s management.

AMG currently has four full-time sales representatives who make sales on a direct basis. One of the sales representatives is in the field and three provide inside sales support. The field sales representative receives a base salary plus a commission and the inside sales representatives receive a salary.

AMG’s domestic sales as a percentage of the Company’s consolidated sales were approximately 41%, 46% and 58% for fiscal years 2002, 2001 and 2000, respectively.  AMG currently does business in a number of foreign regions including Asia, Europe, South America and the Middle East. Foreign sales, which accounted for approximately 67%, 54% and 42% of fiscal 2002, 2001 and 2000 sales, respectively, are made both directly and through sales agents who receive commissions.

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

Backlog

AMG manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders included in the Company’s backlog may be cancelled under certain conditions without significant penalty. At February 20, 2003, AMG’s backlog of orders was $12,424,000 compared to $11,912,000 at approximately the same time in the prior year.

Customers

AMG generally sells its products pursuant to customer purchase orders. There can be no assurance that any customers will continue to purchase products from AMG. AMG’s customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence on one customer or one market sector. However, one customer, Hewlett Packard, accounted for 66%, 62% and 53% of consolidated revenues for the years ended November 30, 2002, 2001 and 2000, respectively. While AMG has acquired new customers as well as orders for new products from existing customers, the loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard would have  a material adverse effect on the Company’s consolidated financial position and results of operations.

AMG believes its prices are competitive with those of other fabricators of custom materials. AMG sales are typically made on terms, which require payment of the net amount due in 30 days.

AM’s domestic customers are located primarily in the West and Southwest regions of the United States. For bulky, low price products, high freight costs on long distance shipments from AM’s Rancho Dominguez facility make it difficult for AM to be competitive in other regions of the United States or internationally.

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

Competition

The custom materials fabrication industry in which AMG competes is highly competitive. The number of competitors and the Company’s competitive position are not known or reasonably available.  Low barriers to entry and fragmented competition characterize the industry. Most of the Company’s competitors are small, privately held companies, which generally specialize in only one product or process. Three of the Company’s principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Rogers Foam Corp. AMG competes primarily on the basis of its ability to meet customers’ specifications promptly and cost effectively, and on the quality of its products.

Current competitors or new market entrants could introduce new or enhanced products with features that render AMG’s products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AMG to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry. There can be no assurance that AMG will be able to keep pace with the technological demands of the market place or successfully develop new products demanded by customers.

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

The Company and its subsidiaries are subject to regulations administered by the United States Environmental Protection Agency, various state agencies, county and local authorities acting in conjunction with federal and state agencies and European Union (“EU”) and Irish agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal, state, EU and Irish laws and regulations governing their respective operations. Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable environmental laws and regulations.

Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act (“OSHA”), are also applicable to the Company and its subsidiaries. The Company believes it and its subsidiaries are in substantial compliance with all material Federal, state, local, EU and Irish laws and regulations regarding safe working conditions.

Employees

As of November 30, 2002, the Company and its subsidiaries had 102 full-time employees, of whom 50 were located at AM’s Rancho Dominguez, California facility and 52 were located at the Company’s Ireland subsidiary.  Of the Company’s full-time employees, 73 are employed in manufacturing, 9 are in sales, 17 perform general and administrative functions and 3 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of November 30, 2002, the Company utilized approximately 47 contract workers.

None of the employees of the Company or its subsidiaries are presently represented by a labor union and the Company’s management considers the relationships of the Company and its subsidiaries with its employees to be good.

Item 2. Properties.

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California and approximately 82,600 square feet of manufacturing and office space in Dallas, Texas.  The Company pays rent of approximately $22,400 per month under its Rancho Dominguez lease and approximately $31,000 per month under its Dallas lease.  The Rancho Dominguez lease expires November 2004 and the Dallas lease expires in November 2005.  The facility in Dallas is currently unoccupied and the Company is actively seeking to sublease the facility.

The Company’s Ireland subsidiary, AM Ltd., leases approximately 36,000 square feet of manufacturing and office space outside of Dublin, Ireland. AM Ltd. pays rent of EUR 18,570 per month (equivalent to approximately $19,970 per month at February 20, 2003) and the lease expires in February 2008.

Item 3. Legal Proceedings.

In October 1996, the Company was notified that it had been named in a bodily injury lawsuit pending in the 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. The suit alleges that the Company supplied certain foam “wipers” which were incorporated into certain implants by manufacturers also named in the suit, which have allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as: (1) AM was not incorporated at the time of such implants; (2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such “wipers”; and, (4) there are two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, adversely affect the Company’s financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders during the fourth quarter of  fiscal 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock traded on The Nasdaq Small-Cap Stock Market (“Nasdaq”) under the symbol “ADMG” from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company’s common stock was delisted from Nasdaq and has traded on the NASD-regulated OTC-Bulletin Board under the symbol “ADMG.OB.”  The high and low closing prices for the common stock for the past two fiscal years as reported by The Pink Sheets, LLC are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal 2002	High	Low

Fourth Quarter	$0.23	$0.14
Third Quarter	$0.20	$0.11
Second Quarter	$0.30	$0.15
First Quarter	$0.29	$0.15

Fiscal 2001	High	Low

Fourth Quarter	$0.39	$0.23
Third Quarter	$0.53	$0.25
Second Quarter	$0.50	$0.35
First Quarter	$0.91	$0.41

Holders

There were approximately 1,200 shareholders of record as of February 21, 2003.

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.  The Company’s line of credit agreement with its bank currently prohibits the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of November 30, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,452,000	$1.35	713,500
Equity compensation plans not approved by security holders	265,000	1.30	—
Total	1,717,000	$1.33	713,500

Item 6. Selected Financial Data

Years Ended November 30,	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Net sales	$36,287,000	$38,483,000	$40,329,000	$34,798,000	$28,916,000

Cost and expenses:
Cost of sales	32,412,000	35,102,000	34,152,000	30,257,000	22,513,000
Selling, general and administrative	3,274,000	4,484,000	4,463,000	4,528,000	4,027,000
Write-off of start-up costs	—	—	—	—	608,000
Write-off of capitalized license	—	—	—	—	158,000
Restructuring charges	226,000	1,334,000	—	—	—
Interest expense	415,000	501,000	523,000	504,000	298,000
Depreciation and amortization	268,000	344,000	286,000	220,000	322,000
Write-down of goodwill	387,000	—	—	—	909,000
Other, net	36,000	38,000	126,000	163,000	247,000
Total costs and expenses	37,018,000	41,803,000	39,550,000	35,672,000	29,052,000

Income (loss) from continuing operations before income taxes	(731,000)	(3,320,000)	779,000	(874,000)	(166,000)
Income tax (benefit) expense, net	(257,000)	66,000	273,000	—	538,000
Income (loss) from continuing operations	(474,000)	(3,386,000)	506,000	(874,000)	(704,000)
Net income (loss) from discontinued operations	—	—	667,000	—	(1,627,000)

Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000	$(874,000)	$(2,331,000)

Net income (loss) per share from continuing operations:
Basic	$(0.05)	$(0.39)	$0.06	$(0.10)	$(0.08)
Diluted	$(0.05)	$(0.39)	$0.06	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding
Basic	8,671,272	8,671,272	8,599,721	8,581,630	8,717,609
Diluted	8,671,272	8,671,272	8,784,412	8,581,630	8,717,609

Net income (loss) per share:
Basic	$(0.05)	$(0.39)	$0.14	$(0.10)	$(0.27)
Diluted	$(0.05)	$(0.39)	$0.14	$(0.10)	$(0.27)

Consolidated Balance Sheet Data:
Working capital (deficit)	$(107,000)	$111,000	$3,375,000	$1,356,000	$2,055,000
Total assets	$12,511,000	$14,772,000	$18,057,000	$16,092,000	$12,682,000
Total liabilities	$12,080,000	$13,867,000	$13,766,000	$13,105,000	$8,565,000
Stockholders’ equity	$431,000	$905,000	$4,291,000	$2,987,000	$4,117,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes to financial statements included elsewhere in this document. This report and our audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to our future economic performance and our current beliefs regarding revenues we might earn if we are successful in implementing our business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

a)                                      General business conditions, including a worsening economy, which might slow the overall demand for the Company’s products and increases of interest costs based on the Company’s borrowing activities.

b)                                     Competitive factors, including heightened competition from existing competitors leading to increased price competition and margin erosion; and the introduction of new products or technologies by customers or competitors.

c)                                      Under utilization of the Company’s factories and plants.

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

The information contained in this document is not a complete description of our business or the risks associated with an investment in our common stock. Before deciding to buy or maintain a position in our common stock, you should carefully review and consider the various disclosures we made in this report, and in our other materials filed with the Securities and Exchange Commission that discuss our business in greater detail and that disclose various risks, uncertainties and other factors that may affect our business, results of operations or financial condition.

We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Item 8 of this report. The Company’s management believes the Company’s most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, restructuring reserves and income tax assets and liabilities.

Revenue Recognition

The Company recognizes revenue upon shipment of product at which time title passes to the customer.

Inventory Valuation

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost includes raw materials, labor, manufacturing overhead and purchased products.  Market is determined by comparison with recent purchases or net realizable value.  Net realizable value is based on forecasts for sales of the Company’s products in the ensuing years. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived and certain intangible assets, including goodwill, by determining whether the related asset balance can be recovered through projected undiscounted cash flows.  The amount of impairment, if any is measured based on projected discounted future cash flows (fair value) and charged to operations in the period in which impairment is determined by management.

Restructuring Reserve

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities.  Such costs are recorded as a current liability and primarily include employee severance and contractual obligations.  These costs are not associated with nor do they benefit continuing activities.  Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring.  Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities.  We review the status of restructuring activities on a quarterly basis and if appropriate record changes based on updated estimates.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts, which are more likely than not to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Results of Operations for Fiscal 2002 Compared with 2001 and 2001 Compared with 2000

The Company’s revenue from continuing operations for the fiscal year ended November 30, 2002 was $36.3 million, a decrease of 5.7% compared to the fiscal year ended November 30, 2001. Revenues from the Singapore strategic manufacturing venture grew to $11,739,000 in fiscal 2002 from $11,541,000 in fiscal 2001. Revenues in Ireland grew to $9,699,000 in fiscal 2002 from $9,060,000 in fiscal 2001. Revenues from U.S. operations decreased to $14,849,000 in fiscal 2002 from $17,882,000 in fiscal 2001. Revenue from continuing operations, for the fiscal year ended November 30, 2001 was $38.5 million, a decrease of 4.6% compared to fiscal 2000. Revenues from the Singapore strategic manufacturing venture grew to $11,541,000 in fiscal 2001 from $10,046,000 in fiscal 2000. Revenues in Ireland grew to $9,060,000 in fiscal 2001 from $6,979,000 in fiscal 2000. Revenues from U.S. operations decreased to $17,882,000 in fiscal 2001 from $23,304,000 in fiscal 2000. The decline in the Company’s U.S. revenues in fiscal 2002 and 2001 is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions.  The growth in foreign revenues is primarily due to increased demand from Hewlett Packard in those areas as well as the addition of new customers.  See Business Outlook section below.

Cost of sales in fiscal 2002 decreased to $32,412,000 from $35,102,000 in fiscal 2001 and $34,152,000 in fiscal 2000. Cost of sales as a percentage of net sales was 89.3% in fiscal 2002 compared to 91.2% and 84.7% in fiscal 2001 and fiscal 2000, respectively.  The Company’s gross profit percentage was 10.7% in fiscal 2002, compared to 8.8% in fiscal 2001 and 15.3% in fiscal 2000.  The Company has experienced significant pricing pressures during the past two years. Lower volumes at the Company’s domestic locations has led to lower capacity utilization and negatively impacted labor and overhead absorption for the domestic operations. The Company responded to declining U.S. volumes by relocating manufacturing capacity from plants in Texas, Oregon and Colorado to its California facilities during the second half of fiscal 2001.  The final closure of the Texas plant, which was the largest of the Company’s facilities, occurred in October 2001.  The improvement in the gross profit percentage during fiscal 2002 was primarily due to the benefits from the reduced overhead.

Selling, general and administrative (“SG&A”) expense decreased to $3,274,000 compared to $4,484,000 in fiscal 2001 and $4,463,000 in fiscal 2000.  SG&A costs decreased in fiscal 2002 due to the plant closures in late fiscal 2001 noted previously, and due to other overhead reductions including significant reductions in the number of employees during the past year.  SG&A as a percent of revenues decreased to approximately 9.0% in fiscal 2002 compared to approximately 11.7% in fiscal 2001 and 11.0% in fiscal 2000.

Write-down of goodwill of $387,000 was recorded in fiscal 2002.  Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets.  Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques.  During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill.  Amortization expense of approximately $60,000 recognized during 2001 and 2000 would not have been recognized under the new accounting rules.

Restructuring charges of $226,000 and $1,334,000 were recorded in fiscal 2002 and 2001, respectively, relating to the plant closures noted above.  During 2002, approximately $63,000 in severance costs and $334,000 in lease costs were charged against the reserve.  During fiscal 2001, approximately $135,000 in severance costs, $139,000 in lease costs and $7,000 in service contract costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $876,000 (net of probable lease revenue of $240,000) and severance costs of $6,000, which have been substantially classified as a long-term liability since the payments will be made through November 2005, with the exception of the severance costs which are expected to be paid within the next twelve fiscal months.

Interest expense in fiscal 2002 was $415,000 compared to$501,000 and  $523,000 in fiscal 2001 and 2000, respectively. The decrease was due primarily to lower interest rates.

Income taxes were a net benefit of $257,000 in fiscal 2002.  This benefit was due to a tax refund of $297,000 received during the period relating to a net operating loss carryback filed for federal tax purposes, partially offset by taxes payable for the period.  Income taxes were $66,000 in fiscal 2001 compared to $273,000 in fiscal 2000.  Income taxes were only $66,000 in fiscal 2001 due to operating losses offset by an increase in the valuation allowance relative to deferred tax assets.  The provision for income taxes in fiscal 2000 is the tax payable for the period less the change during the period in deferred tax assets.

Net loss from continuing operations for fiscal 2002 was $474,000 compared to $3,386,000 for fiscal 2001 and compared to income from continuing operations in fiscal 2000 of $506,000. Fiscal 2002 and 2001 results included non-recurring restructuring charges of $226,000 and $1,334,000, respectively.  Additionally, fiscal 2002 included  non-recurring costs for the write down of goodwill of $387,000 and a benefit for a tax refund of $297,000 as noted above.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore.  The Company entered into a ten-year agreement with Foamex Asia (“Foamex”) in January 1998.  Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex’s Singapore facility.  The manufacturing agreement has a profit sharing provision that changes annually.  The profit sharing split is as follows (in percentages):

Year	The Company	Foamex
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 – 2007	35	65

During 2001, Foamex agreed to maintain the year 2000 profit sharing split of 50/50.  However, in 2002 the profit sharing was changed to 45/55 and it is expected that the Company’s profit sharing split will continue to decrease to the 35% level over the next couple of years, and, accordingly, the Company’s gross margin related to this arrangement will decline (see note 12).  The continued success of the Company’s Singapore operations depends upon the continued relationship with Foamex.  The net income from operations provided by the Singapore operation was $1,206,000 and $1,471,000 for the fiscal years ended November 30, 2002 and 2001, respectively.

The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

Liquidity and Capital Resources

The Company’s operating activities used $419,000 of cash flows in fiscal 2002 compared to providing $2,157,000 in fiscal 2001.  In fiscal 2000, operating activities provided $1,525,000.  The cash flows for fiscal 2002 were primarily used to pay down accounts payable and accrued liabilities by $2,136,000.

Accounts receivable decreased $932,000 in fiscal 2002 primarily as a result of improved collections and lower sales.  Accounts receivable and inventories decreased $1,253,000 and $928,000, respectively, in fiscal 2001.  Funds were also provided by an increase in accounts payable and accrued liabilities of $441,000 in fiscal 2001. During the three-year period encompassing fiscal years 2000 through 2002, the Company experienced an increase in its concentration of credit risk as one customer, Hewlett Packard, accounted for 66%, 62% and 53% of revenue during fiscal 2002, 2001 and 2000, respectively. The same customer accounted for 51% and 47% of accounts receivable at the end of fiscal 2002 and 2001, respectively.

The Company invested $568,000, $566,000 and $1,107,000 in fiscal 2002, 2001 and 2000, respectively, in capital equipment.  The equipment purchased is primarily to automate the production of parts for Hewlett Packard in Ireland and to upgrade the computer systems throughout the Company.

The Company had $764,000 of cash and cash equivalents at November 30, 2002. The Company has a $4,500,000 operating credit line with its primary lenders with approximately $3,701,000 currently outstanding as of November 30, 2002, which expires in May 2003.  There was approximately $232,000 available under the line at November 30, 2002.  The line bears interest at prime plus 3.25% (7.5% at November 30, 2002). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short- and long-term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms.  (See discussion below).

At November 30, 2002, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to May 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through May 31, 2003.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Business Outlook

This Business Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company currently has sufficient orders from OEMs to believe that its sales will remain stable or grow slightly in fiscal 2003.  The Company expects gross profit and operating profit margins to improve in fiscal 2003, primarily due to effects of the cost reductions throughout 2001 and 2002.

The Company expects interest expense to remain relatively unchanged in fiscal 2003.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regards to payment of debts and lease arrangements.  See Notes 4, 5, 6 and 8 in the Notes to Consolidated Financial Statements for further description.

The following table aggregates the Company’s expected contractual obligations and commitments subsequent to November 30, 2002.

	Payments Due by Period
Contractual Obligations	2003	2004 – 2005	2006 – 2007	Beyond 2007	Total
Line of credit	$3,701,000				$3,701,000
Long-term debt (including debentures)	278,000	$405,000			683,000
Capital lease commitments(1)	182,000	132,000	$13,000		327,000
Operating lease commitments	854,000	1,417,000	480,000	$60,000	2,811,000
Retirement benefits to former employees	157,000	293,000	311,000	3,361,000	4,122,000
Employee contracts	250,000	145,000			395,000
Total contractual cash obligations	$5,422,000	$2,392,000	$804,000	$3,421,000	$12,039,000

(1)  Includes amounts classified as interest.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations and No. 142, “Goodwill and Other Intangible Assets”.  These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets.  Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques.  During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill.  Amortization expense of approximately $60,000 recognized during 2001 and 2000 would not have been recognized under the new accounting rules.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  AMG will adopt SFAS 144 beginning in the fiscal year 2003.  The Company does not believe that the adoption of SFAS 144 will materially impact the Company’s financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management currently believes that the adoption of SFAS No. 146 will not have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-

based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in the interim financial information.  The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A significant portion of the Company’s operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Ireland and Singapore and sells the products in those markets as well. As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s functional currency has been determined to be United States dollars since the parent company funds all the capital and start-up costs, ongoing capital expenditures as well as the operating losses of the foreign subsidiaries. In addition, the majority of the sales are also denominated in United States dollars.

The Company maintains the books of its Singapore operations in United States dollars and maintains the books of its Ireland operations in Euros. Accordingly, the financial statements of the Irish subsidiary are remeasured to United States dollars and the translation gains or losses are reflected in the Company’s statement of operations. The Company believes its exposure to translation gains and losses with respect to its foreign operations is minimal due to the stability of the foreign markets in which the Company operates.

The Company’s interest expense is most sensitive to changes in interest rates relating primarily to the Company’s current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt.

The following table provides information about the Company’s debt obligations that are sensitive to changes in interest rates (dollars in thousands):

	2003	2004	Total	Fair Value 11/30/02
Liabilities

Line of credit	$3,701		$3,701	$3,701
Avg. interest rate	P+3.25

Term loan	$278		$278	$278
Avg. interest rate	P+3.25

Conv. debentures		$405	$405	$405
Avg. interest rate		7.5%

Item 8. Financial Statements and Supplemental Data

(a)  Financial Statements

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements listed in the “Index to Financial Statements” are filed as part of this report.

(b)  Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ Charges to Expenses	Inventory/ Bad Debts Written Off	Balance at End of Period

Year Ended November 30, 2000
Allowance for doubtful accounts	$100,000	$—	$—	$100,000
Allowance for obsolete inventory	166,000	(10,000)	—	156,000

Total	$266,000	$(10,000)	$—	$256,000

Year Ended November 30, 2001
Allowance for doubtful accounts	$100,000	$99,000	$—	$199,000
Allowance for obsolete inventory	156,000	483,000	516,000	123,000

Total	$256,000	$582,000	$516,000	$322,000

Year Ended November 30, 2002
Allowance for doubtful accounts	$199,000	$5,000	$107,000	$97,000
Allowance for obsolete inventory	123,000	160,000	42,000	241,000

Total	$322,000	$165,000	$149,000	$338,000

Report of Independent Certified Public Accountants

Board of Directors

Advanced Materials Group, Inc.

The audits referred to in our report dated January 30, 2003, except as to notes 4 and 5 which are as of February 11, 2003, relating to the 2002, 2001 and 2000 consolidated financial statements of Advanced Materials, Group, Inc., which are contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedules listed in the accompanying index.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, the 2002, 2001 and 2000 consolidated financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

Costa Mesa, California
January 30, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified.  Officers are appointed by, and serve at the discretion of the Company’s Board of Directors, subject to the terms of any applicable employment agreements.  The directors and executive officers of the Company are as follows:

Directors

Timothy R. Busch, 48, was elected to the Company’s Board of Directors in September 1997 and was appointed Chairman in February 1998.  Mr. Busch is a tax attorney and is president and managing partner of a professional services practice, The Busch Firm, which he founded in 1979.  Until May 1999, he was a director of IMPAC Commercial Holdings, Inc., a publicly held company, and is currently a director for several privately held companies.  Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. as well as a licensed CPA in California and Michigan.

Steve F. Scott, 58, has been the President and a Director of the Company since June 1991, and was appointed Chief Executive Officer in July 1994.  He has been with the Company and its predecessors for a total of nearly 15 years, including previous positions as General Manager and Vice President of Sales.  Mr. Scott was President of Pleuss–Staufer, a Swiss-based mining company, from 1989 to 1991.  Mr. Scott has a B.S. in Chemical Engineering from the University of Cincinnati and an M.B.A. from California State University of Long Beach.

N. Price Paschall, 54, was elected to the Company’s Board of Directors in January 1994.  Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992.  Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992.  Mr. Paschall holds a degree in Business Administration from California Polytechnic University in Pomona.  In addition, he currently serves on the board of Biopool International, Inc. a publicly-held medical device company.

Maurice J. DeWald, 62, was elected to the Company’s Board of Directors in February 1998.  From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm.  Mr. DeWald is a former member of the KPMG Peat Marwick Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG Peat Marwick from 1986 to 1991.  He currently serves on the boards of two publicly held companies in the healthcare industry, Tenet Healthcare Corporation and ARV Assisted Living, Inc.  In addition, he currently serves on the boards of Dai-Ichi Kangyo Bank of California and Monarch Funds, a publicly held investment fund.

James R. Swartwout, 57, was elected to the Company’s Board of Directors in May 2001. From August 1990 to the present, Mr. Swartwout has been Chairman of the Board of Directors of Summa Industries, Inc., a publicly held manufacturer of proprietary engineered plastic products. He joined Summa Industries in October 1988 as its Executive Vice President and Chief Operating Officer, was promoted President and Chief Operating Officer in August 1989 and to Chief Executive Officer in July 1990.   Formerly, Mr. Swartwout was a principal in a private leveraged buyout venture. From April 1984 to December 1986, Mr. Swartwout was Executive Vice President of Delphian Corporation, Sunnyvale, California, a manufacturer of analytical instruments, and had held management positions at Farr Company, El Segundo, California, a manufacturer of industrial filtration systems. He earlier worked for American Air Filter Co. and Eastman Kodak Co., and is a former U.S. Navy officer. Mr. Swartwout holds a Bachelor of Science degree in Industrial Engineering from Lafayette College and a Masters in Business Administration from the University of Southern California.

Robert E. Delk, 52, was elected to the Company’s Board of Directors in January 2003.  Mr. Delk is a  private investor and has been a significant shareholder of the Company since 1996.  From 1980 to 1995, he was the Chairman and CEO of the Struckmeyer Corporation, a medical products manufacturing business whose products were made from similar raw materials to those used by Advanced Materials.  Struckmeyer Corporation was based in Dallas, Texas, and specialized in the product development and manufacture of disposable surgical products.  Mr. Delk holds a Bachelor of Science degree from Stephen F. Austin University, and has experience in the Banking, Consumer Products, and the Advertising industries.  He has served on numerous business and civic boards.

Executive Officers

Gayle Arnold, 41, joined the Company in February 2001 as Chief Financial Officer. Prior to joining the Company, Ms. Arnold was Chief Financial Officer and Treasurer for I-Flow Corporation, a publicly held manufacturer of medical devices. She joined I-Flow in April 1991 to serve as Controller and was promoted to Chief Financial Officer in February 1994.  Prior to joining I-Flow, Ms. Arnold served as a Manager with the accounting firm Deloitte & Touche LLP where she was employed from 1984 to 1991.  Ms. Arnold is a CPA in the state of California and received a Bachelor of Business Administration from the University of Texas in Austin in 1982.

Tom Lane, 39, has been Chief Executive, Europe, for Advanced Materials, Ltd., a subsidiary of the Company, since joining the Company in January 1998.  From 1993 to 1998 he was Chief Executive of Killeen SBU, a group of Jefferson Smurfit companies in the corrugated packaging industry in Ireland.  Mr. Lane received a BCL degree from the University College in Dublin in 1984.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company as well as persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and grater-than-10% shareholders are required by the regulations of the Securities and Exchange Commission to furnish the company with copies of all Section 16(a) forms that they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and grater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2002.

Item 11. Executive Compensation.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its Chief Executive Officer and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2002 (the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary(1)	Bonus(2)	Other Compensation (3)	Securities Underlying Options Granted
Steve F. Scott	2002	$187,144	—	$17,980	10,000
President and Chief	2001	$243,526	—	$12,947	10,000
Executive Officer	2000	$234,429	—	$18,771	10,000
David Lasnier(4)	2002	$131,750	—	$12,421	25,000
Senior Vice President	2001	$155,745	—	$14,425	—
	2000	$153,363	$30,000	$11,901	—
Tom Lane	2002	$155,475	$28,947	$14,524	—
Chief Executive, Europe	2001	$116,618	$35,073	$11,662	100,000
	2000	$129,210	$37,175	$12,138	—

(1)               Mr. Scott and Mr. Lasnier received voluntary salary reductions of 25% and 15%, respectively, in October 2001.  These voluntary reductions were done to help facilitate the current operations of the Company and will be reviewed on a periodic basis.

(2)               Bonuses levels for each indicated fiscal year were determined and paid in the first quarter of the following fiscal year.  Thus, fiscal 2000 bonuses levels were actually determined and paid in fiscal 2001 but were based on the Company’s performance in the preceding year.  See “Report of the Compensation Committee.”

(3)               For Mr. Scott, includes an allowance of $10,350 for automobile expenses and an allowance of $7,630, $2,597 and $8,421 for 2002, 2001 and 2000, respectively, for medical insurance.  For Mr. Lasnier, includes an allowance of $8,401 for automobile expenses and an allowance of $4,020, $6,024 and $3,500 for fiscal 2002, 2001 and 2000, respectively, for medical insurance.  For Mr. Lane, includes pension contributions of  $14,524, $12,138 and $12,591 for fiscal 2002, 2001 and 2000, respectively.

(4)               As of February 2003, Mr. Lasnier is no longer with the Company.

Stock Option Grants

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended November 30, 2002.  This information includes hypothetical potential gains from stock options granted during the fiscal year ended November 30, 2002.  These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the Company’s common stock price over the 10-year life of the stock options granted during this fiscal year.  These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company’s future performance and prospects.  The Company granted options to purchase at total of 50,000 shares of common stock during fiscal 2002, all of which were options granted as director compensation.  See “Director Compensation.”

Option Grants in Last Fiscal Year

Award Recipient	Number of Securities Underlying Options Granted	% of Total Options Granted During FY 02	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					0%	5%	10%
Steve F. Scott	10,000	20%	$0.17	1/18/2007	$0	$470	$1,038
David Lasnier	—	—	—	—	—	—	—
Tom Lane	—	—	—	—	—	—	—

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding the exercise of options by the Named Executive Officers during fiscal 2002 and unexercised stock options held by each of the Named Executive Officers as of November 30, 2002.

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Shares Underlying Unexercised Options at November 30, 2002		Value of Unexercised In-The-Money Options at November 30, 2002(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Steve F. Scott	—	—	475,500	—	$900	—
David Lasnier	—	—	180,000	20,000	—	—
Tom Lane	—	—	170,000	80,000	—	—

(1)           Market value of underlying securities on the date of exercise, minus the exercise price.

(2)           Based on the Nasdaq last reported sale price on November 30, 2002  ($0.26 per share).

Employment Contract, Termination of Employment and Change-in-Control Arrangements

The Company is party to an employment agreement with Steve F. Scott, its President and Chief Executive Officer, dated July 1, 1998, which currently provides Mr. Scott with an annual salary of $250,000 per year.  The employment agreement is effective through June 30, 2004.  Upon termination by the Company, Mr. Scott will be entitled to any unpaid compensation accrued through the effective date of his termination.  In addition, if he is terminated by the Company other than for cause (as defined in the agreement), the Company will provide Mr. Scott with a severance payment equivalent to two times his most recent annual base salary plus the aggregate annual cash value of his automobile allowance and health insurance.  Upon a change in control of the Company (as defined Mr. Scott’s employment agreement), Mr. Scott may receive a severance payment equal to five times his most recent annual salary plus the remaining value of his automobile allowance and health insurance payable under this contract.

The Company is party to an employment agreement with Tom Lane, Chief Executive of Advanced Materials, Ltd., dated November 4, 1997 that provides Mr. Lane with an annual salary of EUR 167,110 (approximately $179,000 as of February 20, 2003).  Pursuant to this agreement, The Company may be obligated to pay Mr. Lane a severance payment equal to two years of his base salary if his employment is terminated without cause (as defined in the employment agreement).

Director Compensation

All non-employee directors are entitled to receive $500 and reimbursement for out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.  In addition, each director is entitled to receive non-qualified stock options, pursuant to the Company’s 1998 Stock Option Plan, to purchase 20,000 shares of the Company’s common stock at fair market value when first elected to the Board, and 10,000 shares of common stock at fair market value each January subsequent to their re-election to the Board.

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder returns on the Company’s common stock, based on its market price, over a five-year period with the cumulative total return of the Nasdaq Composite Index and the S&P 600 Small Cap Index as a peer group comparison, assuming reinvestment of dividends.  The Company has selected the S&P 600 Small Cap Index on the basis that it believes that it cannot reasonably identify a reasonable pool of peer issuers in the same line of business.  This graph assumes that the value of the investment in the Company’s common stock and each of the comparison groups was $100 at the beginning of the measurement period.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of the following non-employee directors during fiscal 2002: Messrs. Paschall, Busch and DeWald.

Report of the Compensation Committee

The compensation committee of the Board of Directors, composed of Messrs. Paschall, Busch and DeWald, has the authority to administer the Company’s executive compensation programs, including the Company’s stock incentive plans.  The Company’s executive compensation program is designed to provide competitive levels of base compensation in order to attract, retain and motivate high quality employees, tie individual total compensation to individual performance and success of the Company, and align the interests of the Company’s executive officers with those of its stockholders.

Executive Compensation Programs

The Company’s executive compensation program consists of three principal elements: base salary, cash bonus, and stock options. The Board of Directors sets the annual base salary for executives after consideration of the recommendations of the Compensation Committee. Prior to making its recommendations, the Compensation Committee reviews historical compensation levels of the executives, evaluates past performance, and assesses expected future contributions of the executives. In making the determinations regarding base salaries, the Company considers generally available information regarding the salaries prevailing in the industry.

The Company maintains incentive plans under which executive officers may be paid cash bonuses at the end of each fiscal year.  The bonuses under these incentive plans depend upon individual performance and the achievement by the Company of certain financial targets established by the Board of Directors prior to the start of each fiscal year.

Total compensation for executive officers also includes long-term incentives offered in the form of stock options, which are generally provided through initial stock option grants at the date of hire and periodic additional stock options grants. Stock options align the interests of the executive officer with the interests of stockholders due to the fact that the executive can realize a gain only if the Company’s stock appreciates in value. In determining the amount of such grants, the Compensation Committee considers the contributions of each executive to the overall success of the Company in the past fiscal year, the responsibilities to be assumed in the upcoming fiscal year, appropriate incentives for the promotion of the long-term growth of the Company, and grants to other executives in the industry holding comparable positions as well as the executive’s position within the Company.

Chief Executive Officer Compensation

Mr. Scott’s employment contract provides for a current base salary of $250,000 and he is eligible for the grant of stock options and a cash bonus awarded at the discretion of the Compensation Committee.  Option grants and cash bonus awards granted by the Company in fiscal 2002 are based upon the Company’s performance in that year.  In determining Mr. Scott’s total compensation, the Compensation Committee considers the Company’s overall performance, as measured by sales revenue, profitability, earnings per share and share valuation.  After considering these indicia of performance, the Compensation Committee awarded no cash bonus in fiscal 2002, 2001 or 2000.  In each of these years, Mr. Scott received an option purchase up to 10,000 shares of common stock as compensation for his services as a director of the Company.

This report was furnished by
Messrs. Paschall, Busch and DeWald

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the common stock beneficially owned as of February 21, 2003 by: (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the common stock; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares(2)

Dito Caree LP, Dito Devcar LP and Richard H. Pickup c/o David Hehn 3753 Howard Hughes Parkway #200 Las Vegas, NV 89109-0938	1,186,300	(3)	13.7%

Gregory J. Spagna 201 E. 45th Street, 18th Floor New York, NY 10017	904,500	(4)	10.4%

Delk Partners Ltd. 4040 Grassmere Lane Dallas, TX 75205	834,300	(5)	9.6%

Timothy R. Busch and the Lenawee Trust	835,307	(6)	9.6%
Steve F. Scott	495,500	(7)	5.4%
N. Price Paschall	250,000	(8)	2.8%
Maurice J. DeWald	60,000	(9)	*
James Swartwout	20,000	(10)	*
David Lasnier	180,000	(11)	2.0%
Tom Lane	205,000	(12)	2.1%

All officers and directors as a group (8 persons)	2,880,107	(13)	29.0%

(1)                                  Unless otherwise indicated, the address of each beneficial owner is care of Advanced Materials Group, Inc., 20211 South Susana Road, Rancho Dominguez, California 90221.

(2)                                  Ownership of less than one percent is indicated by the mark “*”.

(3)                                  Comprised of 986,300 shares held by Dito Caree LP and 200,000 shares held by Dito Devcar LP.   Mr. Pickup does not directly own any shares, but he indirectly controls both Dito Caree LP and Dito Devcar LP as general partner of each of those two entities.  Mr. Pickup, Dito Caree, LP and Dito Devcar, LP acknowledge that they are a “group” with respect to the referenced shares.

(4)                                  Based solely on that certain Form 13G/A filed with the Securities and Exchange Commission February 14, 2003 and comprised of 617,000 shares held by Mr. Spagna and 287,500 shares held jointly by Mr. Spagna and his wife and children.

(5)                                  Comprised of 814,300 shares held by Delk Partners, Ltd. and 20,000 shares which Mr. Delk has the right to acquire upon exercise of stock options presently exercisable or exercisable with 60 days of February 21, 2003.  As the general partners of Delk Partners, Ltd., Mr. Robert Delk and Mrs. Ann Struckmeyer Delk may be deemed, for purposes of determining beneficial ownership pursuant to Rule 13d-3, to have shared power to vote, or direct the vote of, or dispose of, or direct the disposition of, the 814,300 shares of common stock owned directly by Delk Partners, Ltd.

(6)                                  Comprised of 765,307 shares held by the Lenawee Trust, of which Mr. Busch and his spouse are beneficiaries; and 70,000 shares issuable upon exercise of options held by Mr. Busch that are presently exercisable or exercisable within 60 days of February 21, 2003.  Mr. Busch and the Lenawee Trust acknowledge that they are a “group,” as that term is used under Section 13(d)(3) of the Exchange Act, with respect to the referenced shares.

(7)                                  Comprised of 20,000 shares, which Mr. Scott owns, and 475,500 shares which Mr. Scott has the right to acquire upon exercise of stock options presently exercisable or exercisable within 60 days of February 21, 2003.

(8)                                  Comprised of 250,000 shares which Mr. Paschall has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2003.

(9)                                  Comprised of 60,000 shares which Mr. DeWald has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2003.

(10)                            Comprised of 20,000 shares which Mr. Swartwout has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2003.

(11)                            Comprised of 180,000 shares which Mr. Lasnier has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2003.

(12)                            Comprised of 35,000 shares, which Mr. Lane owns, and 170,000 shares, which Mr. Lane has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2003.

(13)                            Comprised of 1,634,607 shares owned by the directors and Named Executive Officers and 1,240,500 shares, which the directors and Named Executive Officers have the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of February 21, 2003.

Item 13. Certain Relationships and Related Transactions.

The Company is or has been a party to employment and consulting arrangements with related parties, as more particularly described above under the headings “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Compensation of Directors.”

Item 14. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of February 20, 2003 (“Evaluation Date”), that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements, included in Part II of this report:

Report of Independent Certified Public Accountants

Consolidated Statements of Operations for the years ended November 30, 2002, 2001 and 2000

Consolidated Balance Sheets for the years ended November 30, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended November 30, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

(a)(3)	Index to Exhibits:

See Index to Exhibits included herein.

(b)	Reports on Form 8-K

None

(c)	Index to Exhibits. See Index to Exhibits included herein.

ADVANCED MATERIALS GROUP, INC.

Report of Independent Certified Public Accountants

Board of Directors

Advanced Materials Group, Inc.

Rancho Dominguez, California

We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the “Company”) as of November 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended November 30, 2002. These consolidated financial statements are the  responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.

The Company is currently in technical default under the compliance provisions of its bank line of credit and term loan.  See Notes 1, 4 and 5 to these consolidated financial statements.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

January 30, 2003,

   except as to notes 4 and 5

   which are as of February 11, 2003

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30,	2002	2001	2000

Net sales	$36,287,000	$38,483,000	$40,329,000
Cost of sales (including depreciation of $571,000, $553,000 and $592,000 for the years ended November 30, 2002, 2001 and 2000, respectively)	32,412,000	35,102,000	34,152,000

Gross profit	3,875,000	3,381,000	6,177,000

Operating expenses:
Selling, general and administrative	3,274,000	4,484,000	4,463,000
Restructuring charges	226,000	1,334,000	—
Write-down of goodwill	387,000	—	—
Depreciation and amortization	268,000	344,000	286,000

Total operating expenses	4,155,000	6,162,000	4,749,000

Income (loss) from operations	(280,000)	(2,781,000)	1,428,000

Other (expense) income:
Interest expense	(415,000)	(501,000)	(523,000)
Foreign exchange gain (loss)	44,000	13,000	(67,000)
Other, net	(80,000)	(51,000)	(59,000)

Total other expense, net	(451,000)	(539,000)	(649,000)

Income (loss) from continuing operations before income taxes	(731,000)	(3,320,000)	779,000
Income tax (benefit) expense	(257,000)	66,000	273,000

Income (loss) from continuing operations	(474,000)	(3,386,000)	506,000

Discontinued operations:
Estimated gain on disposal of Condor Utility Products, Inc.	—	—	667,000

Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000)

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$(0.39)	$0.06
Estimated gain on disposal of Condor Utility Products, Inc	—	—	0.08

Net income (loss) per share	$(0.05)	$(0.39)	$0.14

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.05)	$(0.39)	$0.06
Estimated gain on disposal of Condor Utility Products, Inc	—	—	0.07

Net income (loss) per share	$(0.05)	$(0.39)	$0.13

Basic weighted average common shares outstanding	8,671,272	8,671,272	8,599,723

Diluted weighted average common shares outstanding	8,671,272	8,671,272	8,784,412

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED BALANCE SHEETS

November 30,	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$764,000	$1,303,000
Accounts receivable, net of allowance for doubtful accounts of $97,000 and $199,000 as of November 30, 2002 and 2001, respectively	5,464,000	6,401,000
Inventories, net of allowance for obsolescence of $241,000 and $123,000 as of November 30, 2002 and 2001, respectively	3,456,000	3,551,000
Prepaid expenses and other	143,000	308,000

Total current assets	9,827,000	11,563,000

Property and equipment, net	2,485,000	2,654,000
Goodwill, net of accumulated amortization of $568,000 as of November 30, 2001	—	387,000
Other assets	199,000	168,000

Total assets	$12,511,000	$14,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,387,000	$6,457,000
Accrued liabilities	772,000	838,000
Restructuring reserve	378,000	406,000
Deferred income	97,000	255,000
Line of credit	3,701,000	2,788,000
Current portion of long-term obligations	599,000	708,000

Total current liabilities	9,934,000	11,452,000

Convertible debentures	405,000	405,000
Restructuring reserve	504,000	647,000
Retirement benefit to former employees, net of current portion of $157,000 and $154,000 and of discount of $2,871,000 and $2,994,000 at November 30, 2002 and 2001, respectively	1,094,000	1,129,000
Capital lease obligations, net of current portion of $164,000 and $146,000 at November 30, 2002 and 2001, respectively	143,000	234,000

Total liabilities	12,080,000	13,867,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at November 30, 2002 and 2001	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,661,000)	(6,187,000)

Total stockholders’ equity	431,000	905,000

Total liabilities and stockholders’ equity	$12,511,000	$14,772,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount

Balances, November 30, 1999	8,519,055	$9,000	$6,987,000	$(4,009,000)	$2,987,000

Stock options exercised	152,217	—	96,000	—	96,000
Subsidiary year end change	—	—	—	35,000	35,000
Net income	—	—	—	1,173,000	1,173,000

Balances, November 30, 2000	8,671,272	9,000	7,083,000	(2,801,000)	4,291,000

Net loss	—	—	—	(3,386,000)	(3,386,000)

Balances, November 30, 2001	8,671,272	9,000	7,083,000	(6,187,000)	905,000

Net loss	—	—	—	(474,000)	(474,000)

Balances, November 30, 2002	8,671,272	$9,000	$7,083,000	$(6,661,000)	$431,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30,	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	839,000	897,000	878,000
Provision for bad debt	5,000	99,000	—
Provision for obsolete inventory	160,000	483,000	(10,000)
Write-off of goodwill	387,000	—	—
Change in restructuring reserve	(171,000)	1,053,000	—
Deferred tax provision	—	—	267,000
Interest and other on deferred compensation	141,000	125,000	160,000
Gain (loss) on disposal of fixed assets	(13,000)	(25,000)	(25,000)
Discontinued operations:
Write-off of property and equipment	—	—	308,000
Reversal of litigation accrual	—	—	(975,000)
Effect of November 2000 cash flow activity for a subsidiary year end change	—	—	35,000
Changes in operating assets and liabilities:
Accounts receivable	932,000	1,253,000	(515,000)
Income taxes	—	264,000	229,000
Inventories	(65,000)	928,000	(1,095,000)
Prepaid expenses and other	165,000	59,000	(192,000)
Other assets	(31,000)	(16,000)	85,000
Accounts payable and other accrued liabilities	(2,136,000)	441,000	1,266,000
Deferred income	(158,000)	(18,000)	(64,000)

Net cash (used in) provided by operating activities	(419,000)	2,157,000	1,525,000

Cash flows from investing activities:
Purchases of property and equipment	(568,000)	(566,000)	(1,107,000)
Proceeds from sale of property and equipment	13,000	150,000	54,000

Net cash used in investing activities	(555,000)	(416,000)	(1,053,000)

Cash flows from financing activities:
Exercise of common stock options	—	—	96,000
Net borrowings (repayments) under line of credit	913,000	(667,000)	(238,000)
Borrowings (repayments) under term loans	(127,000)	(614,000)	496,000
Payments on capital lease obligations	(175,000)	(126,000)	(92,000)
Payments on deferred compensation	(176,000)	(132,000)	(129,000)

Net cash (used in) provided by financing activities	435,000	(1,539,000)	133,000

Net change in cash and cash equivalents	(539,000)	202,000	605,000

Cash and cash equivalents, beginning of year	1,303,000	1,101,000	496,000

Cash and cash equivalents, end of year	$764,000	$1,303,000	$1,101,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$501,000	$524,000	$445,000

Income taxes	$(220,000)	$29,000	$(229,000)

Fixed assets acquired under capital leases	$102,000	$39,000	$237,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Advanced Materials Group, Inc. and its subsidiaries (collectively, the “Company”), engage in the conversion of specialty materials, including foams, films and adhesive composites into components and finished products for the computer peripheral, medical, automotive, aerospace and consumer products markets. The Company has manufacturing facilities in the United States and in Ireland, as well as strategic manufacturing alliances in Puerto Rico and Singapore.

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. and its wholly owned subsidiaries, Advanced Materials, Inc. and Advanced Materials Ltd. All significant intercompany accounts and transactions have been eliminated.

Liquidity

The Company has incurred substantial losses from operations, has a working capital deficit and is currently in technical default under the compliance provisions of its bank line of credit and term loan (see notes 4 and 5). In order to fund present and future operations, the Company needs to cure its covenant violations with its lender and extend the terms of such line, or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease  its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Reclassifications

Certain fiscal 2001 and 2000 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation.

Fiscal Year Change

During calendar 2000, the Company’s Ireland subsidiary, Advanced Materials Ltd., changed its fiscal year end from October 31 to November 30.  The consolidated statement of operations for the year ended November 30, 2000 includes the results of this subsidiary’s operations for the twelve months ended October 31, 2000.  The results of operations for the transition period of November 1 to November 30, 2000 for this subsidiary were charged to retained earnings in order to report only twelve months of operating results.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents at November 30, 2002 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2002 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2002 due to the Company’s ability to obtain financing at similar interest rates from other lenders.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.  Cost includes raw materials, labor, manufacturing overhead and purchased products.  Market is determined by comparison with recent purchases or net realizable value.  Net realizable value is based on forecasts for sales of the Company’s products in the ensuing years. Should demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation expense was approximately $839,000, $833,000, and $815,000 for the years ended November 30, 2002, 2001, and 2000, respectively, of which $571,000, $553,000, and $592,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived and certain intangible assets, including goodwill, by determining whether the related asset balance can be recovered through projected undiscounted cash flows.  The amount of impairment, if any is measured based on projected discounted future cash flows (fair value) and charged to operations in the period in which impairment is determined by management.

Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets.  Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques.  During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill.  Amortization expense of approximately $60,000 recognized during 2001 and 2000 would not have been recognized under the new accounting rules.

There were no impairment charges for the year ended November 30, 2001.

During fiscal year 2000, the Company wrote down equipment with a carrying value of $308,000 relating to the discontinued operations of one of its subsidiaries.

Revenue Recognition

The Company recognizes revenue upon shipment of product at which time title passes to the customer.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $25,000, $27,000, and $22,000, for the years ended November 30, 2002, 2001, and 2000, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

Cash and Cash Equivalents

At November 30, 2002, the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

Customers

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  The Company performs ongoing credit evaluations of its customers.  The Company maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses.

Hewlett Packard accounted for 66%, 62% and 53% of consolidated revenues for the years ended November 30, 2002, 2001 and 2000, respectively.  Hewlett Packard accounted for 51% and 47% of consolidated accounts receivable as of November 30, 2002 and 2001, respectively.  The loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard would have a material adverse effect on the Company’s consolidated financial position and results of operations.

Suppliers

Foamex accounted for 50%, 68% and 62% of consolidated purchases for the years ended November 30, 2002, 2001 and 2000, respectively.   Foamex accounted for 43% and 22% of consolidated accounts payable at November 30, 2002 and 2001, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company’s business.  If another supplier’s products were to be substituted by our customers in critical applications, there are no assurances that AMG would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore.  The Company entered into a ten-year agreement with Foamex Asia (“Foamex”) in January 1998.  Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex’s Singapore facility.  The manufacturing agreement has a profit sharing provision that changes annually.  The profit sharing split is as follows (in percentages):

Year	The Company	Foamex
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 – 2007	35	65

During 2001, Foamex agreed to maintain the year 2000 profit sharing split of 50/50.  However, in 2002 the profit sharing was changed to 45/55 and it is expected that the Company’s profit sharing split will continue to decrease to the 35% level over the next couple of years, and, accordingly, the Company’s gross margin related to this arrangement will decline (see note 12).  The continued success of the Company’s Singapore operations depends upon the continued relationship with Foamex.  The net income from operations provided by the Singapore operation was $1,206,000 and $1,471,000 for the fiscal years ended November 30, 2002 and 2001, respectively.

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment.  The Federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates the generation, governed by the law, which contains the California counterparts of CERCLA and RCRA.  The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal, State, EU, and Irish laws and regulations governing their respective operations.  Amendments to existing statutes and regulations could require the Company or its subsidiaries to modify or alter methods of operations at costs, which could be substantial.  There can be no assurance that the Company or its subsidiaries will be able, for financial or other reasons, to comply with applicable laws and regulations.

The Company believes that it currently conducts, and in the past has conducted, its activities and operations in substantial compliance with applicable environmental laws, and believes that costs arising from existing environmental laws will not have a material adverse effect on the Company’s consolidated financial condition or results of operations. There can be no assurance, however, that environmental laws will not become more stringent in the future or that the Company will not incur costs in the future in order to comply with such laws.

Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act (“OSHA”), are also applicable to the Company and its subsidiaries.  The Company believes it and its subsidiaries are in substantial compliance with all material Federal, state, local, EU and Irish laws and regulations regarding safe working conditions.

Foreign Currency Transactions

The functional currency of foreign subsidiaries is considered to be the United States dollar. Foreign translation gains and losses from remeasurement are included in the consolidated statements of operations. Foreign exchange (gains) losses for the years ended November 30, 2002, 2001 and 2000 were approximately $(44,000), $(13,000) and $67,000, respectively.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates expected to apply when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to amounts, which are more likely than not to be realized. The provision for income taxes is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Stock-based Compensation

The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”), which requires the disclosure of pro forma net income and earnings per share as if the Company adopted the fair value-based method in measuring compensation expense.

Earnings (Loss) per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares including stock options, warrants, and convertible debentures have been excluded for the years ended November 30, 2002 and 2001 as their effect would be antidilutive.

Basic and Diluted net income (loss) per share computed in accordance with SFAS 128 for the years ended November 30 are as follows:

	2002	2001	2000

BASIC EPS:
Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000
Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,599,723

Net income (loss) per share - basic	$(0.05)	$(0.39)	$0.14

DILUTED EPS:
Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000
Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,599,723
Common equivalent shares outstanding:
Options	—	—	162,870
Warrants	—	—	21,819

Total shares	8,671,272	8,671,272	8,784,412

Net income (loss) per share - diluted	$(0.05)	$(0.39)	$0.13

There were 1,717,000 and 1,735,000 potentially dilutive options, exclusive of effect of convertible debentures, outstanding at November 30, 2002 and 2001, respectively, that were not included above because they would be anti-dilutive.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations and No. 142, “Goodwill and Other Intangible Assets”.  These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life.  Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment.  Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets.  Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques.  During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill.  Amortization expense of approximately $60,000 recognized during 2001 and 2000 would not have been recognized under the new accounting rules.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.”  SFAS 144 is effective for fiscal years beginning after December 15, 2001.  AMG will adopt SFAS 144 beginning in the fiscal year 2003.  The Company does not believe that the adoption of SFAS 144 will materially impact the Company’s financial position or results of operations.

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that  was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management currently believes that the adoption of SFAS No. 146 will not have a material impact on the financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in the interim financial information.  The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the financial statements.

NOTE 2–INVENTORIES

Inventories consist of the following at November 30:

	2002	2001

Raw materials	$2,051,000	$2,235,000
Work-in-progress	170,000	209,000
Finished goods	1,476,000	1,230,000

	3,697,000	3,674,000

Less allowance for obsolete inventory	(241,000)	(123,000)

	$3,456,000	$3,551,000

NOTE 3–PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

	2002	2001

Machinery and equipment	$4,548,000	$4,016,000
Furniture and fixtures	1,672,000	1,633,000
Transportation equipment	171,000	198,000
Leasehold improvements	527,000	476,000
Construction in progress	28,000	31,000

	6,946,000	6,354,000

Less accumulated depreciation	(4,461,000)	(3,700,000)

	$2,485,000	$2,654,000

The assets held under capital leases have been included in property and equipment and total  $694,000 and $626,000 with accumulated depreciation of $297,000 and $286,000 for the years ended November 30, 2002 and 2001, respectively.

NOTE 4–LINE OF CREDIT

The line of credit consists of the following at November 30:

	2001	2000

Revolving line of credit agreement with a bank, which provides for borrowings up to $4,500,000, as defined. The line bears interest at prime plus 3.25% (7.5% and 8.0% at November 30, 2002 and 2001, respectively). The line of credit is secured by substantially all of the assets of the Company and expires in May 2003. There was approximately $232,000 available under the line at November 30, 2002.	$3,701,000	$2,788,000

This line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios.   The line of credit is secured by substantially all of the assets of the Company and expires in May 2003 (extended on February 11, 2003).  At November 30, 2002, the Company was not in compliance with these covenants and therefore is in technical default under the compliance provisions of its bank line of credit and has not received a waiver for such non-compliance.  The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to May 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through May 31, 2003.

Interest expense related to the line of credit totaled approximately $349,000, $494,000, and $361,000 for the years ended November 30, 2002, 2001, and 2000, respectively.

NOTE 5–TERM LOAN

The Company has an outstanding term loan of $278,000 and $408,000 as of November 30, 2002 and 2001, respectively.  The term loan bears interest at prime plus 3.25% (7.5% and 8% at November 30, 2002 and 2001, respectively).  The term loan is secured by substantially all of the assets of the Company and expires in May 2003 (extended on February 11th, 2003).  The loan is payable to the same bank as the Company’s line of credit, for which the Company is in technical default under the compliance provisions (See Note 4).

Advanced Materials Limited, the Company’s Ireland subsidiary, was party to a term loan agreement with a bank which provided for borrowings up to 592,000 Irish Pounds (approximately $652,000 at November 30, 2000), as defined, and bore interest at 2.5% over 3 month LIBOR (6.74% at November 30, 2000).  There was $470,000 outstanding under this term loan at November 30, 2000.  During fiscal year 2001, the outstanding balance was repaid and the loan was retired. Interest expense related to this term loan was approximately $29,000 and $41,000 for the years ended November 30, 2001 and 2000, respectively.

NOTE 6–CONVERTIBLE DEBENTURES

The Company had outstanding convertible debentures totaling $405,000 at November 30, 2002 and 2001. The debentures bear interest at 7.5% per annum, with interest payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, are convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share). The debentures mature in March 2004. The debentures may be prepaid for cash at the option of the Company upon 20 days prior notice, in whole or in part, at the offering price plus accrued and unpaid dividends to the prepayment date. If the Company’s stock trades at a price equal to 150% of the closing bid price of its common stock on the date prior to the effective date of the original offering, for 10 consecutive trading days, the Company will have the right to force conversion. The debentures carry no voting rights. The common stock underlying the debentures was registered pursuant to a registration statement that was effective January 17, 1995.

Interest expense related thereto totaled approximately $30,000 for each of the years ended November 30, 2002, 2001, and 2000.

NOTE 7–RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado.  The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001.  The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales.  Restructuring charges of $226,000 and $1,334,000 were recorded during the years ended November 30, 2002 and 2001, respectively, relating to the plant closures.  During 2002, approximately $63,000 in severance costs and $334,000 in lease costs were charged against the reserve.  During fiscal 2001, approximately $135,000 in severance costs, $139,000 in lease costs and $7,000 in service contract costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $876,000 (net of probable lease revenue of $240,000) and severance costs of $6,000, which have been substantially classified as a long-term liability since the lease payments will be made through November 2005.

The following table summarizes the changes in the restructuring reserve during the fiscal year ended November 30, 2002:

Beginning Balance, November 30, 2001	1,053,000.00
Additional reserve—change in estimate	226,000.00
Less: Cash paid	(397,000.00)
Balance, November 30, 2002	882,000.00

NOTE 8–COMMITMENTS AND CONTINGENCIES

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

The present value of the estimated future non-contingent payments under the above–mentioned agreements is approximately $1,251,000, net of a discount of approximately $2,871,000.  Estimated future payments are due as follows:

Years Ending November 30,

2003	$157,000
2004	144,000
2005	149,000
2006	153,000
Thereafter	3,519,000

$4,122,000

Leases

The Company and its subsidiaries lease facilities and equipment under non-cancelable operating leases, which expire at various dates through February 2008.  The Company and its subsidiaries also lease certain machinery and equipment under capital lease obligations, which expire in 2007.

Approximate future minimum operating and capital lease obligations, including the Texas facility, at November 30, 2002 are as follows:

	Operating Leases	Capital Leases

2003	$854,000	$182,000
2004	847,000	85,000
2005	570,000	47,000
2006	240,000	11,000
2007	240,000	2,000
Thereafter	60,000	—

Total minimum lease obligations	$2,811,000	327,000

Less amounts representing interest		(20,000)

Present value of capital lease payments		307,000
Current portion		(164,000)

Long-term portion		$143,000

Lease expense (not including the lease for the Texas facility) for the years ended November 30, 2002, 2001, and 2000 was $685,000, $819,000, and $684,000, respectively.

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2002, 2001, and 2000.

Employment Contracts

The Company entered into an employment contract with an officer, which expires in June 2004. Under terms of the agreement, the Company is to pay a base salary of $250,000 per year.  In October 2001, the officer received a voluntary reduction of 25%.  This reduction was done to help facilitate the operations of the Company and will be periodically reviewed.

The Company is party to an employment agreement with Tom Lane, Chief Executive of Advanced Materials, Ltd., dated November 4, 1997 that provides Mr. Lane with an annual salary of EUR 167,110 (approximately $179,000 as of February 20, 2003).  Pursuant to this agreement, The Company may be obligated to pay Mr. Lane a severance payment equal to two years of his base salary if his employment is terminated without cause (as defined in the employment agreement).

Litigation

In October 1996, the Company, and Wilshire Technologies, Inc. (“WTI”), were notified that they had been named in a bodily injury lawsuit pending in the 192nd Judicial District Court of Dallas County Texas, involving silicon breast implants. Such suit alleges that AM supplied certain foam “wipers” which were incorporated into certain implants by manufacturers also named in the suit, which had allegedly caused adverse effects to the plaintiffs. The suit asks for unspecified damages. The Company believes it has no exposure in this case as: (1) Advanced Materials (“AM”) was not incorporated at the time of such implants; (2) AM has had no involvement with silicone or other breast implants; (3) AM has never marketed such “wipers”; and, (4) there exists two indemnification agreements that provide protection to the Company. The Company believes the aforementioned provide several layers of protection in the event this case progresses. Accordingly, no provision for any liability has been made in the accompanying consolidated financial statements. An adverse ruling could, however, have a marked adverse effect on the Company’s financial condition.

NOTE 9–STOCKHOLDERS’ EQUITY

Stock Options

1993 Stock Option Plan

The 1993 Stock Option Plan (“1993 Plan”), approved by the stockholders of the Company, authorizes the granting of various options and rights to purchase 1,250,000 shares of common stock of the Company. The 1993 Plan was effectively completed during 1997.

The 1993 Plan provided for the grant by the Company of options to purchase common stock to employees, consultants, officers and directors of the Company. Options granted under the 1993 Plan could be either “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code, or “non-qualified stock options”. Options could be granted for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which were limited to 5 years. The exercise price in the case of incentive stock options granted under the 1993 Plan had to be at least equal to the fair market value of the common stock as of the date of grant.

1997 Stock Option Plan

On May 4, 1997, the 1997 Stock Option Plan (“1997 Plan”) was adopted, effective January 1, 1997, and approved by the Board of Directors of the Company. The 1997 Plan authorized the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company. The 1997 Plan was terminated on August 25, 1997.

The 1997 Plan provided for the grant by the Company of options to purchase shares of the Company’s common stock to employees, consultants, officers and directors of the Company. Options granted under the 1997 Plan could only be “non-qualified stock options”. No “incentive stock options”, within the meaning of Section 422 of the Internal Revenue Code, could be granted.

1998 Stock Option Plan

In April 1998, the stockholders of the Company approved the 1998 Stock Option Plan (“1998 Plan”). The Plan authorizes the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company.

The 1998 Plan provides for the grant by the Company of options to purchase shares of the Company’s common stock to its officers, directors, employees and consultants. The 1998 Plan provides that it is to be administered by a committee consisting of two or more members of the Board of Directors. The Committee has discretion, subject to the terms of the 1998 Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

Options granted under the 1998 Plan may be either “incentive stock options”, within the meaning of Section 422 of the Internal Revenue Code, or “non-qualified stock options”. No incentive stock option may be granted to any person who is not an employee of the Company at the date of grant. Options may be granted under the 1998 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which are limited to 5-year terms. The exercise price in the case of incentive stock options granted under the 1998 Plan has to be at least equal to the fair market value of the common stock as of the date of grant.

During 2000, the Company issued non-qualifying options to its directors to purchase 60,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.94.  The options vested immediately and expire in January 2005. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

During 2001, the Company issued non-qualifying options to its directors to purchase 60,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.53.  The options vested immediately and expire in January 2006. Additionally, during 2001, the Company issued non-qualifying options to employees to purchase 255,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.30, with vesting over five years and expiring in June 2011.  No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

During 2002, the Company issued non-qualifying options to its directors to purchase 50,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.17.  The options vested immediately and expire in January 2007. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

Other Stock Options

During 1998, the Company issued options to purchase 301,000 shares of the Company’s common stock outside of the 1998 Plan, at exercise prices ranging from $3.38 to $4.00 per share, with vesting periods up to four years and expiring through December 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the dates of grant.

Warrants

On December 22, 1995, in connection with an amendment to a line of credit agreement with a stockholder, the lender/stockholder was granted a warrant to purchase 90,000 shares of the Company’s common stock exercisable for 5 years at an exercise price of $0.75 per share.  These warrants expired in December 2000.

The following table summarizes the options granted and outstanding:

	Number of Shares	Weighted Average Exercise Price

Outstanding, November 30, 1999 (1,312,000 exercisable at a weighted average price of $1.70)	1,776,000	$1.63
Granted (weighted average fair value of $0.63)	60,000	0.94
Exercised	(152,000)	0.60
Canceled/Expired	(100,000)	1.14

Outstanding, November 30, 2000 (1,417,000 exercisable at a weighted average price of $1.66	1,584,000	1.64
Granted (weighted average fair value of $0.25)	335,000	0.34
Canceled/Expired	(164,000)	1.57

Outstanding, November 30, 2001 (1,437,000 exercisable at a weighted average price of $1.60)	1,755,000	1.41
Granted (weighted average fair value of $0.11)	50,000	0.17
Canceled/Expired	(88,000)	1.85

Outstanding, November 30, 2002 (1,506,000 exercisable at a weighted average price of $1.48)	1,717,000	$1.34

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options at November 30, 2002.

Exercise Price	Outstanding	Exercisable	Weighted Average Contractual Life Remaining
	Number of Options

$0.00 — 0.50	490,500	294,500	5.0	years
0.51 — 1.00	475,000	475,000	3.4
1.01 — 1.50	365,000	365,000	3.9
1.51 — 2.00	111,500	96,700	5.4
3.01 — 3.50	75,000	75,000	5.2
3.51 — 4.00	200,000	200,000	3.9

	1,717,000	1,506,200	4.2

SFAS 123 Pro forma Information

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended November 30, 2002, 2001, and 2000:

	Years Ending November 30:
	2002	2001	2000

Interest rate	3.5%	3.5%	6.50%
Dividend yield	0.00%	0.00%	0.00%
Expected life of options (years)	5	5	5
Volatility factor	99.00%	79.00%	78.00%

For purposes of pro forma disclosures, the estimated fair value of the options granted after December 15, 1995, is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per share had compensation costs for the Company’s stock option plans been determined based on the fair value method at the date of grant consistent with the provisions of SFAS 123, for the years ended November 30:

	Years ended November 30:
	2002	2001	2000

Net income (loss), as reported	$(474,000)	$(3,386,000)	$1,173,000

Net income (loss), pro forma	$(498,000)	$(3,443,000)	$943,000

Earnings per share, as reported
Basic	$(0.05)	$(0.39)	$0.14

Diluted	$(0.05)	$(0.39)	$0.13

Earnings per share, pro forma
Basic	$(0.05)	$(0.40)	$0.11

Diluted	$(0.05)	$(0.40)	$0.11

NOTE 10–INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

	Years ended November 30:
	2002	2001	2000

Current:
Federal	$(297,000)	$—	$5,000
State	2,000	1,000	1,000
Foreign	38,000	65,000	—

(257,000)	66,000	6,000

Deferred:
Federal	—	—	227,000
State	—	—	40,000

Total income tax provision	$(257,000)	$66,000	$273,000

The components of deferred tax assets and liabilities at November 30 are as follows:

	2002	2001

Deferred tax assets:
Tax (under) over book depreciation	$(311,000)	$(190,000)
Accounts receivable	39,000	79,000
Inventory	141,000	103,000
Accrued expenses	81,000	81,000
Federal net operating loss carryforwards	1,486,000	878,000
State net operating loss carryforwards	161,000	136,000
Goodwill and other intangible assets	662,000	644,000
Restructuring reserve	351,000	420,000

Total deferred tax assets	2,610,000	2,151,000
Less valuation allowance for deferred tax assets	(2,610,000)	(2,151,000)

Net deferred tax assets	$—	$—

At November 30, 2002 and 2001, the Company had a valuation allowance of $2,610,000 and $2,151,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2002, the Company has net tax operating loss carryforwards of approximately $4,531,000, available to offset future Federal tax liabilities.  The carryforwards expire in 2022.  As of November 30, 2002, the Company has net operating tax loss carryforwards of approximately $1,820,000 available to offset future state income tax liabilities, which expire through 2014.

On September 11, 2002, California Governor Gray Davis signed one of the budget trailer bills that implement the state’s 2002-2003 Budget Bill (A425).  The new law suspends the net operating loss (“NOL”) carryover deduction for tax years 2002 and 2003.  To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended by up to two years.

The Company has adopted the position under APB 23 that earnings of its foreign subsidiaries will be permanently reinvested outside of the United States.  As such, United States deferred taxes have not been provided for on these earnings.

United States and Foreign income (loss) from continuing operations before income taxes are as follows:

	Years Ended November 30:
	2002	2001	2000

Pretax income (loss)
Domestic	$(2,521,000)	$(4,605,000)	$176,000
Foreign	1,790,000	1,285,000	603,000

Total	$(731,000)	$(3,320,000)	$779,000

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	Years Ended November 30:
	2002	2001	2000

Income tax (benefit) at statutory rates	$(249,000)	$(1,129,000)	$265,000
Change in federal valuation allowance and other permanent items	(48,000)	997,000	(352,000)
Foreign income/losses recorded without tax (expense) benefit and other	38,000	65,000	368,000
Foreign Sales Corporation	—	—	(9,000)
State and Local income taxes, net of federal income tax	2,000	1,000	1,000

Total	$(257,000)	$66,000	$273,000

NOTE 11–EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company’s domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The plan requires the Company to make a matching contribution of 33% of the first 6% of the voluntary employee contribution. The Company may also contribute an additional amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $0, $44,000 and $51,000 for the years ended November 30, 2002, 2001 and 2000, respectively.

NOTE 12–FASB 131 SEGMENT REPORTING

The Company’s foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of their sales are made to unaffiliated customers.  Discontinued operations are included within AMI-US operations for all years presented.  The following is a summary of operations by entities within geographic areas for the year ending November 30, 2002, 2001, and 2000:

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated

NET SALES

2002	$14,849,000	$11,739,000	$9,699,000	$36,287,000

2001	$17,882,000	$11,541,000	$9,060,000	$38,483,000

2000	$23,304,000	$10,046,000	$6,979,000	$40,329,000

LONG-LIVED ASSETS

2002	$1,663,000	$19,000	$803,000	$2,485,000

2001	$2,379,000	$30,000	$800,000	$3,209,000

NOTE 13–QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2002 and 2001 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

2002

Net sales	$8,660,000	$9,258,000	$9,555,000	$8,814,000	$36,287,000
Gross profit	799,000	880,000	1,081,000	1,115,000	3,875,000
Net loss	(283,000)	(111,000)	27,000	(107,000)	(474,000)
Loss per share:
Basic, continuing operations	$(0.03)	$(0.01)	$0.00	$(0.01)	$(0.05)
Diluted, continuing operations	$(0.03)	$(0.01)	$0.00	$(0.01)	$(0.05)

2001

Net sales	$9,949,000	$9,955,000	$9,379,000	$9,200,000	$38,483,000
Gross profit	1,090,000	1,081,000	778,000	432,000	3,381,000
Net loss	(393,000)	(1,726,000)	(426,000)	(841,000)	(3,386,000)
Loss per share:
Basic, continuing operations	$(0.05)	$(0.20)	$(0.05)	$(0.09)	$(0.39)
Diluted, continuing operations	$(0.05)	$(0.20)	$(0.05)	$(0.09)	$(0.39)

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Advanced Materials Group, Inc.
Dated: February 27, 2003
By:
/s/ STEVE F. SCOTT
Steve F. Scott
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ STEVE F. SCOTT	Chief Executive Officer, President and Director (Principal Executive Officer)	February 27, 2003
Steve F. Scott

/s/ GAYLE L. ARNOLD	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2003
Gayle L. Arnold

/s/ TIMOTHY R. BUSCH	Chairman and Director	February 27, 2003
Timothy R. Busch

/s/ ROBERT E. DELK	Director	February 27, 2003
Robert E. Delk

/s/ MAURICE J. DEWALD	Director	February 27, 2003
Maurice J. DeWald

/s/ N. PRICE PASCHALL	Director	February 27, 2003
N. Price Paschall

/s/ JAMES SWARTWOUT	Director	February 27, 2003
James Swartwout

CERTIFICATIONS

I, Steve F. Scott, certify that:

1.  I have reviewed this annual report on Form 10-K of Advanced Materials Group, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ STEVE F. SCOTT
Steve F. Scott
Chief Executive Officer

I, Gayle L. Arnold, certify that:

1.  I have reviewed this annual report on Form 10-K of Advanced Materials Group, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 28, 2003

/s/ GAYLE L. ARNOLD
Gayle L. Arnold
Chief Financial Officer

EXHIBITS FILED WITH THIS ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS

No	Exhibits

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

10.25	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior Vice President, General Manager. (24)
10.26	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice President, Chief Financial Officer. (25)

16.1	Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group, Inc.’s statement regarding change of accountants. (26)
21.1	List of Subsidiaries. (27)
99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Filed as a like-numbered exhibit to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(2)                                  Filed as Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(3)                                  Filed as Exhibit 10.18 to Amendment No. 1 dated March 1, 1994 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(4)                                  Filed as Exhibit 10.23 to Amendment No. 2 dated May 6, 1994 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(5)                                  Filed as Exhibit 10.24 to Amendment No. 2 dated May 6, 1994 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

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

(16)                            Filed as Exhibit 10.23 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(17)                            Filed as Exhibit 10.24 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(18)                            Filed as Exhibit 10.1 to Form 8-K filed February 27, 1998, incorporated herein by reference.

(19)                            Filed as Exhibit A to Form DEF-14A dated April 8, 1998, incorporated herein by reference.

7(20)                      Filed as Exhibit 10.21 to Form 10-KSB filed March 1, 1999, incorporated herein by reference.

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