Form 10-Q
period 2003-02-28
ADVANCED MATERIALS GROUP INC
filed 2003-04-14
CIK 806514

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-16401

ADVANCED MATERIALS GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	33-0215295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20211 S. Susana Road, Rancho Dominguez, California 90221
(Address of principal executive offices)

(310) 537-5444
(Registant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.) ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES OUTSTANDING AS OF APRIL 11, 2003.

ADVANCED MATERIALS GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002

Net sales	$7,480,000	$8,660,000
Cost of sales	6,498,000	7,861,000
Gross profit	982,000	799,000

Operating expenses:
Selling, general and administrative	803,000	879,000
Depreciation and amortization	67,000	84,000
Total operating expenses	870,000	963,000
Income (loss) from operations	112,000	(164,000)

Other income (expense):
Interest expense	(95,000)	(99,000)
Foreign exchange gain (loss)	6,000	(2,000)
Other, net	(27,000)	(10,000)
Total other expenses, net	(116,000)	(111,000)

Loss before income taxes	(4,000)	(275,000)
Income tax expense	(12,000)	(8,000)
Net loss	$(16,000)	$(283,000)

Basic and diluted loss per common share	$(0.00)	$(0.03)

Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272

See accompanying notes to condensed consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2003	November 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$341,000	$764,000
Accounts receivable, net of allowance of $164,000 and $155,000 at February 28, 2003 and November 30, 2002, respectively	5,196,000	5,464,000
Inventories, net	3,889,000	3,456,000
Prepaid expenses and other	385,000	143,000
Total current assets	9,811,000	9,827,000

Property and equipment, net	2,292,000	2,485,000
Other assets	160,000	199,000
Total assets	$12,263,000	$12,511,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,416,000	$4,387,000
Accrued liabilities	603,000	772,000
Restructuring reserve, current	378,000	378,000
Deferred income	155,000	97,000
Line of credit	2,738,000	3,701,000
Current portion of long-term obligations	562,000	599,000
Total current liabilities	9,852,000	9,934,000

Convertible debentures	405,000	405,000
Deferred compensation, net of current protion	1,094,000	1,094,000
Restructuring reserve, net of current portion	392,000	504,000
Capital leases, net of current portion	105,000	143,000
Total liabilities	11,848,000	12,080,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at February 28, 2003 and November 30, 2002	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,677,000)	(6,661,000)
Total stockholders’ equity	415,000	431,000
Total liabilities and stockholders’ equity	$12,263,000	$12,511,000

See accompanying notes to condensed consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	February 28, 2003	February 28, 2002
Cash flows from operating activities:
Net loss	$(16,000)	$(283,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	218,000	218,000
Provision for bad debt	9,000	15,000
Provision for obsolete inventory	—	24,000
Interest on deferred compensation	37,000	35,000
Gain on disposal of fixed assets	—	(13,000)
Changes in operating assets and liabilities:
Accounts receivable	259,000	1,154,000
Inventories	(433,000)	(64,000)
Prepaid expenses and other	(203,000)	(15,000)
Accounts payable and accrued liabilities	860,000	(1,178,000)
Restructuring reserve	(112,000)	(95,000)
Deferred income	58,000	(40,000)
Net cash (used in) provided by operating activities	677,000	(242,000)

Cash flows from investing activities:
Purchases of property and equipment	(25,000)	(132,000)
Proceeds from the sale of property and equipment	—	13,000
Net cash used in investing activities	(25,000)	(119,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(963,000)	(114,000)
Repayments of other long-term obligations	(112,000)	(99,000)
Net cash used in financing activities	(1,075,000)	(213,000)

Net change in cash and cash equivalents	(423,000)	(574,000)

Cash and cash equivalents, beginning of period	764,000	1,303,000

Cash and cash equivalents, end of period	$341,000	$729,000

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest	$95,000	$97,000
Income taxes	$12,000	$—

See accompanying notes to condensed consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 28, 2003 and November 30, 2002 and the results of operations and cash flows for the related interim periods ended February 28, 2003 and 2002.  However, these results are not necessarily indicative of results for any other interim period or for the year.  It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K filed on February 28, 2003 for the fiscal year ended November 30, 2002.

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

2)             INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market.  Inventories consisted of the following:

	February 28, 2003	November 30, 2002
	(unaudited)

Raw Materials	$2,311,000	$2,051,000
Work-in-process	178,000	170,000
Finished Goods	1,632,000	1,476,000
	4,121,000	3,697,000
Less allowance for obsolete inventory	(232,000)	(241,000)

	$3,889,000	$3,456,000

3)             BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is computed in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”). In the computations for the three month periods ended February 28, 2002 and 2002, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and diluted loss for the three months ended February 28, 2003 and 2002 are as follows:

	Three Months Ended
	February 28, 2003	February 28, 2002

Net loss	$(16,000)	$(283,000)

Denominator: Weighted average common shares outstanding	8,671,272	8,671,272

Basic and diluted net loss per common share	$(0.00)	$(0.03)

4)             SEGMENT REPORTING

The Company’s foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three months ended February 28, 2003 and 2002.

Three Months Ended February 28, 2003 and 2002

Revenue:

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2003	$3,027,000	$2,265,000	$2,188,000	$7,480,000
2002	$3,290,000	$3,142,000	$2,228,000	$8,660,000

Long Lived Assets: As of February 28, 2003 and November 30, 2002

	AMI-US Operations	AMI-Singapore	AMI Ireland	Consolidated
2003	$1,546,000	$17,000	$729,000	$2,292,000
2002	$1,663,000	$19,000	$803,000	$2,485,000

5)             DEBT

The Company has a revolving line of credit agreement with a bank, which provides for borrowings up to $4,500,000, as defined. The line bears interest at prime plus 3.25% (7.5% at February 28, 2003).  The line of credit is secured by substantially all of the assets of the Company and expires in May 2003.

This line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios.   The line of credit is secured by substantially all of the assets of the Company and expires in May 2003 (extended on February 11, 2003).  At February 28, 2003, the Company was not in compliance with these covenants and therefore is in technical default under the compliance provisions of its bank line of credit and has not received a waiver for such non-compliance.  The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to May 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through May 31, 2003.

The Company has an outstanding term loan of $238,000 as of February 28, 2003.  The term loan bears interest at prime plus 3.25% (7.5% at February 28, 2003).  The term loan is secured by substantially all of the assets of the Company and expires in May 2003 (extended on February 11, 2003.)  The loan is payable to the same bank as the Company’s line of credit, for which the Company is in technical default under the compliance provisions.

6)             RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado.  The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001.  The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales.  During the three month period ended February 28, 2003, approximately $6,000 in severance costs and $63,000 in lease costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $770,000 (net of probable lease revenue of $240,000), which have been substantially classified as a long-term liability since the lease payments will be made through November 2005.

7)             CONTINGENT LIABILITIES

Material legal proceedings to which the Company is a party are discussed in Part 1, Item 3, in the Company’s latest Annual Report on Form 10-K and in Part II, Item 1 of this Form 10-Q.

8)             RECENT ACCOUNTING PRONOUNCEMENTS

On July 30, 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management currently believes that the adoption of SFAS No. 146 will not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this

Statement amends Accounting Principles Bulletin Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in the interim financial information.  The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No. 123 relating to disclosure and the amendment to Opinion No.28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Early application is encouraged.  Management currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company’s financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2002 and in “Factors That Could Affect Future Results” below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Results of Operations
FY 03 Current Three Months Versus FY 02

Net sales for the quarter ended February 28, 2003 were $7,480,000, versus $8,660,000 for the same period of fiscal 2002, a  decrease of $1,180,000 or 13.6%.  This decrease in net sales is primarily attributable to lower sales prices and lower sales volumes for the Company’s Singapore operation.

Cost of sales for the quarters ended February 28, 2003 and 2002 were $6,498,000 and $7,861,000, respectively. Cost of sales as a percentage of net sales was 87% for the first quarter of fiscal 2003, compared to 91% for the first quarter of fiscal 2002.  Cost of sales as a percentage of net sales decreased primarily due to lower labor and overhead costs due to the optimizing of manufacturing processes and consolidation of domestic operations.

Selling, general and administrative expenses for the first quarter of fiscal 2003 and 2002 were $803,000 and $879,000, respectively, a decrease of $76,000 or 9%. This decrease was due primarily to a reduction in the number of employees as the Company continues to focus on reducing expenses in order to improve operating results.

Interest expense for the first quarter of fiscal 2003 and 2002 was $95,000 and $99,000, repectively.  Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net loss for the first quarter of fiscal 2003 was $16,000, compared to a net loss of $283,000 for the first quarter of fiscal 2002. Basic and diluted loss per share for the first quarter of fiscal 2003 was $0.00 per share on a weighted average of 8.7 million shares, compared to a net loss of $0.03 per share on a weighted average of 8.7 million shares for the first quarter of fiscal 2002. The reduction in net loss was primarily attributable to reduced cost of sales and operating expenses for domestic operations.

Segment Information

The following is a discussion of operating results for each of the Company’s business segments. Quarterly financial data for each segment can be found in Note 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q. The reportable segments disclosed in this Form 10-Q are based on the Company’s internal management responsibility.

FY 03 Current Three Months Versus FY 02

AMI-U.S. Operations

Net sales for the quarter ended February 28, 2003 were $3,027,000, compared to net sales for the quarter ended February, 2002 of $3,290,000, a decrease of $263,000 or 7%. The decrease in net sales is primarily attributable to lower sales volumes as some existing customers moved their operations to overseas locations which made it impractical for them to purchase their products from the Company.  The net loss for the quarter ended February 28, 2003 was $94,000, compared to the net loss for the quarter ended February 28, 2002 of $429,000. The decrease in the net loss is primarily attributable to lower operating costs and a reduction in the number of employees as the Company continues to focus on the reduction of operating expenses in order to improve profitability.

AMFSC-Singapore

Net sales for the quarter ended February 28, 2003 were $2,265,000, compared to net sales for the quarter ended February 28, 2002 of $3,142,000, a decrease of $877,000 or 28%. This decrease in net sales for the first quarter of fiscal 2003 is primarily attributable to lower sales prices and sales volumes for component sales to computer printer manufacturers.  Net income for the quarter ended February 28, 2003 was $42,000, compared to net income for the quarter ended February 28, 2002 of $172,000. The decrease in net income is primarily attributable to the reduction in the sales and the reduction in the Company’s share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

AML-Ireland

Net sales for the quarter ended February 28, 2003 were $2,188,000, compared to net sales for the quarter ended February 28, 2002 of $2,228,000, a decrease of $40,000 or 2%. The decrease in net sales for the first quarter of fiscal 2003 is primarily attributable to lower sales volumes to existing customers.  The net income for the quarter ended February 28, 2003 was $36,000 compared to a net loss for the quarter ended February 28, 2002 of $26,000.  The increase in net income is primarily due to improved gross margins as AML was able to automate some of its manufacturing operations in late 2002.

Liquidity and Capital Resources

Cash and cash equivalents were $341,000 at February 28, 2003, compared with $764,000 at November 30, 2002. During the first quarter of fiscal year 2003, cash flows from operating activities of $677,000 were used primarily to reduce the line of credit and make payments on long term liabilities.

Operating activities generated $677,000 of cash during the first quarter of fiscal 2003, compared with using $242,000 in the corresponding period of fiscal 2002. The increase in cash generated from operating activities in fiscal 2003 resulted primarily from a decrease in accounts receivable and an increase in accounts payable and accrued liabilities of $259,000 and $860,000, respectively, net of an increase in inventory of $433,000.

Inventory at February 28, 2003 was $3,889,000, compared to $3,456,000 at November 30, 2002. This increase was primarily due to higher inventory levels in Ireland at the request of a significant customer.

Net trade receivables at February 28, 2003 were $5,196,000, compared to $5,464,000 at November 30, 2002. The decrease is due to the lower sales volumes during the quarter ended February 28, 2003 compared to the period ended November 30, 2002.

Capital expenditures were $25,000 for the three months ended February 28, 2003, compared to $132,000 for the corresponding period in fiscal 2002. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the nine months of 2003 decreased by $963,000.

The Company had $341,000 of cash and cash equivalents at February 28, 2003. The Company has a $4,500,000 operating credit line with its primary lenders with $2,738,000 outstanding as of February 28, 2003, which expires in May 2003. The Company had an outstanding term loan of $245,000 as of February 28, 2003 with the same bank. The term loan bears interest at prime plus 3.25% (7.5% at February 28, 2003). The Company anticipates that existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short- and long-term projected needs for operations as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms.  (See discussion below).

At February 28, 2003, the Company had a working capital deficit and was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore was in technical default under the compliance provisions of its bank line of credit and term loan.  The line of credit is secured by substantially all of the assets of the Company and expires in May 2003 (extended on February 11, 2003).  The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to May 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through May 31, 2003. In order to fund present and future operations, the Company needs to return to profitability and to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Factors That Could Affect Future Results

Banking – The Company has incurred substantial losses from operations, has a working capital deficit and has not been in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

Competition – The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. There is also the risk that a supplier to the Company could become a competitor.  The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In some of its markets, the Company may not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the Company’s business and prospects.

New Product Introductions - If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, it may lose market share and future revenue and earnings may suffer. The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this it must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers’ demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.

Short Product Life Cycles - The short life cycles of many of the Company’s products pose a challenge to the Company’s ability to effectively manage the transition from existing products to new products. If the Company does not manage the transition effectively, future revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in the customer decision-making process, development of manufacturing processes, long lead times for the delivery of raw materials and variations in product costs. The Company’s future revenues and earnings could also suffer due to the timing and introduction of new product offerings that compete directly or indirectly with its customers’ products and new product offerings by its competitors.

Reliance on Suppliers - The Company’s manufacturing operations depend on its suppliers’ ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company’s future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases.

International - Sales outside the United States make up more than 60% of the Company’s revenues. Manufacturing for these products are also located outside of the United States. The Company’s future earnings or financial position could be adversely affected by a variety of international factors, including:

•                  Changes in a country or region’s political or economic conditions,

•                  Trade protection measures,

•                  Import or export licensing requirements,

•                  The overlap of different tax structures,

•                  Unexpected changes in regulatory requirements,

•                  Problems caused by the conversion of various European currencies to the Euro, and

•                  Natural disasters.

Market Risk - The majority of the Company’s sales are denominated in U.S. dollars. All costs in Singapore and the majority of direct material costs in Ireland are also denominated in U.S. dollars. However, the Company is exposed to foreign currency exchange risk inherent in the sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s 2002 Annual Report on Form 10-K for more detailed information.

Earthquake - The corporate offices and manufacturing division in California are located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

Environmental - Some of the Company’s operations use substances regulated under various federal, state and international laws governing the environment. It is the Company’s policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. The Company has not been notified of any environmental infractions.

Profit Margin - The Company’s profit margins vary somewhat among its products and geographic markets. Consequently, the overall profitability in any given period is partially dependent on the product, customer and geographic mix reflected in that period’s net sales.

Stock Price - The Company’s stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect the stock price are:

•                  The Company’s, its customer’s or its competitor’s announcement of new or discontinued products,

•                  Quarterly increases or decreases in earnings,

•                  Changes in revenue or earnings estimates by the investment community, and

•                  Speculation in the press or investment community.

General market conditions and domestic or international macroeconomic factors unrelated to the Company’s performance may also affect the stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company’s securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

Earnings Fluctuations - Although management believes the Company has products and resources needed for successful results, it cannot reliably predict future revenue and margin trends. Actual trends may cause it to adjust its operations, which could cause period-to-period fluctuations in earnings.

The Company’s common stock traded on The Nasdaq SmallCap Stock Market (“Nasdaq”) under the symbol “ADMG” from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company’s common stock was delisted from Nasdaq and has traded on the NASD-regulated OTC Bulletin Board (“Bulletin Board”) under the symbol “ADMG.OB.”

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A discussion of the Company’s exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading “Factors That Could Affect Future Results” and in Item 7A of the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended November 30, 2002. There have been no material changes in the Company’s market risks during the three months ended February 28, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of March 31, 2003 (“Evaluation Date”), that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company has a $4,500,000 operating credit line with its primary lenders, with $2,738,000 outstanding as of February 28, 2003, which expires in May 2003. The Company had an outstanding term loan of $245,000 as of February 28, 2003 with the same bank. The term loan bears interest at prime plus 3.25% (7.5% at February 28, 2003). At February 28, 2003, the Company had a working capital deficit and was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore was in technical default under the compliance provisions of its bank line of credit and term loan. The Company is in the process of attempting to cure its line of credit violations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)          Exhibits.

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 11, 2003	ADVANCED MATERIALS GROUP, INC.

By:	/s/ STEVE F. SCOTT
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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

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

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 11, 2003

/s/ Gayle L. Arnold
Gayle L. Arnold Chief Financial Officer