Form 10-Q
period 2003-05-31
ADVANCED MATERIALS GROUP INC
filed 2003-07-15
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 31, 2003
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
(Address of principal executive offices)(Zip code)

(310) 537-5444
(Registant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES OUTSTANDING AS OF JULY 11, 2003.

ADVANCED MATERIALS GROUP, INC.
FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1.—FINANCIAL STATEMENTS.

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net sales	$6,744,000	$9,258,000	$14,226,000	$17,918,000
Cost of sales	5,902,000	8,378,000	12,400,000	16,239,000

Gross profit	842,000	880,000	1,826,000	1,679,000

Operating expenses:
Selling, general and administrative	781,000	783,000	1,584,000	1,667,000
Depreciation and amortization	66,000	93,000	133,000	177,000

Total operating expenses	847,000	876,000	1,717,000	1,844,000

Income (loss) from operations	(5,000)	4,000	109,000	(165,000)
Other income (expense):
Interest expense	(76,000)	(96,000)	(172,000)	(189,000)
Foreign exchange gain	21,000	18,000	27,000	21,000
Other, net	(9,000)	(26,000)	(36,000)	(41,000)

Total other expenses, net	(64,000)	(104,000)	(181,000)	(209,000)

Loss before income taxes	(69,000)	(100,000)	(72,000)	(374,000)
Income tax expense	(9,000)	(11,000)	(21,000)	(20,000)

Net loss	$(78,000)	$(111,000)	$(93,000)	$(394,000)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

See accompanying notes to condensed consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	May 31, 2003	November 30, 2002
Current assets:
Cash and cash equivalents	$654,000	$764,000
Accounts receivable, net of allowance of $159,000 and $155,000 at May 31, 2003 and November 30, 2002, respectively	3,371,000	5,464,000
Inventories, net	3,788,000	3,456,000
Prepaid expenses and other	553,000	143,000

Total current assets	8,366,000	9,827,000
Property and equipment, net	2,203,000	2,485,000
Other assets	71,000	199,000

Total assets	$10,640,000	$12,511,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,075,000	$4,387,000
Accrued liabilities	901,000	772,000
Restructuring reserve, current	378,000	378,000
Deferred income	137,000	97,000
Line of credit	1,420,000	3,701,000
Convertible debentures	405,000	—
Current portion of long-term obligations	533,000	599,000

Total current liabilities	8,849,000	9,934,000
Convertible debentures	—	405,000
Deferred compensation, net of current protion	1,094,000	1,094,000
Restructuring reserve, net of current portion	289,000	504,000
Capital leases, net of current portion	70,000	143,000

Total liabilities	10,302,000	12,080,000

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at May 31, 2003 and November 30, 2002	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,754,000)	(6,661,000)

Total stockholders' equity	338,000	431,000

Total liabilities and stockholders' equity	$10,640,000	$12,511,000

See accompanying notes to condensed consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 31, 2003	May 31, 2002
Cash flows from operating activities:
Net loss	$(93,000)	$(394,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	431,000	449,000
Provision for bad debt	4,000	90,000
Provision for obsolete inventory	—	24,000
Interest on deferred compensation	48,000	70,000
Gain on disposal of fixed assets	—	(13,000)
Changes in operating assets and liabilities:
Accounts receivable	2,089,000	824,000
Inventories	(332,000)	(55,000)
Prepaid expenses and other	(282,000)	(15,000)
Accounts payable and accrued liabilities	817,000	(985,000)
Restructuring reserve	(215,000)	(208,000)
Deferred income	40,000	(103,000)

Net cash (used in) provided by operating activities	2,507,000	(316,000)

Cash flows from investing activities:
Purchases of property and equipment	(149,000)	(182,000)
Proceeds from the sale of property and equipment	—	13,000

Net cash used in investing activities	(149,000)	(169,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(2,281,000)	70,000
Repayments of other long-term obligations	(187,000)	(228,000)

Net cash used in financing activities	(2,468,000)	(158,000)

Net change in cash and cash equivalents	(110,000)	(643,000)
Cash and cash equivalents, beginning of period	764,000	1,303,000

Cash and cash equivalents, end of period	$654,000	$660,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$172,000	$193,000

Income taxes	$21,000	$—

See accompanying notes to condensed consolidated financial statements.

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

        The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the consolidated financial position as of May 31, 2003 and November 30, 2002 and the results of operations and cash flows for the related interim periods ended May 31, 2003 and 2002. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

        The Company has incurred substantial losses from operations, has a working capital deficit and has not been in compliance with minimum net income and minimum book net worth covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. The current covenants call for the Company to have a net income per fiscal quarter of no less than $450,000 and to maintain a minimum book net worth of no less than $3,450,000. For the fiscal quarter ended May 31, 2003, the Company had a net loss of $78,000 and as of May 31, 2003 the Company's book net worth was $338,000. The bank line of credit originally was set to expire in February 2003 and has been extended until August 31, 2003. The Company is currently in the process of renegotiating the bank covenants.

        As described in Note 9, Subsequent Events, the Company has recently signed a non-binding letter of intent to sell its subsidiary in Ireland and has amended the structure of its manufacturing agreement in Singapore. These transactions, if consummated, are expected to generate proceeds of approximately $1,100,000 and significantly reduce the Company's liabilities and increase its book net worth. The Company anticipates these funds along with existing cash, cash from operations and existing lines of credit, will supply sufficient cash for its short- and long-term projected needs for operations, as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. While the Company is in the process of renegotiating its bank covenants and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

2) INVENTORIES

        Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	May 31, 2003	November 30, 2002
	(unaudited)
Raw Materials	$2,485,000	$2,051,000
Work-in-process	81,000	170,000
Finished Goods	1,307,000	1,476,000

	3,873,000	3,697,000
Less allowance for obsolete inventory	(85,000)	(241,000)

	$3,788,000	$3,456,000

3) BASIC AND DILUTED LOSS PER COMMON SHARE

        Basic and diluted loss per share is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128. In the computations for the three and six-month periods ended May 31, 2003 and 2002, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive. Basic and diluted loss for the three and six months ended May 31, 2003 and 2002 are as follows:

	Three Months Ended		Six Months Ended
	May 31, 2003	May 31, 2002	May 31, 2003	May 31, 2002
Net loss	$(78,000)	$(111,000)	$(93,000)	$(394,000)

Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

Basic and diluted net loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.05)

4) SEGMENT REPORTING

        The Company's foreign operations include both manufacturing and sales. The manufacturing facility is located in Ireland and the sales joint venture is located in Singapore. Both facilities began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three and six months ended May 31, 2003 and 2002. Revenues for each segment are based upon the location from which the sale originated.

  Three Months Ended May 31, 2003 and 2002
  Revenue:

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2003	$2,620,000	$1,674,000	$2,450,000	$6,744,000
2002	$3,633,000	$3,111,000	$2,514,000	$9,258,000

  Six Months Ended May 31, 2003 and 2002
  Revenue:

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2003	$5,648,000	$3,940,000	$4,638,000	$14,226,000
2002	$6,923,000	$6,252,000	$4,743,000	$17,918,000

  Long Lived Assets: As of May 31, 2003 and November 30, 2002

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated
2003	$1,473,000	$14,000	$715,000	$2,202,000
2002	$1,663,000	$19,000	$803,000	$2,485,000

5) DEBT

        The Company has a revolving line of credit agreement with a bank, which provides for borrowings up to $4,500,000, as defined. The line bears interest at prime plus 3.25% (7.5% at May 31, 2003). This line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios. The line of credit is secured by substantially all of the assets of the Company and expires in August 2003 (extended on February 11, 2003 and on May 28, 2003). At May 31, 2003, the Company was not in compliance with these covenants and therefore is in technical default under the compliance provisions of its bank line of credit and has not received a waiver for such non-compliance. The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to August 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through August 31, 2003.

        The Company has an outstanding term loan of $213,000 as of May 31, 2003. The term loan bears interest at prime plus 3.25% (7.5% at May 31, 2003). The term loan is secured by substantially all of the assets of the Company and expires in August 2003 (extended on February 11, 2003 and May 28, 2003.) The loan is payable to the same bank as the Company's line of credit, for which the Company is in technical default under the compliance provisions.

6) RESTRUCTURING CHARGES

        In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During the three month period ended May 31, 2003, approximately $103,000 in lease costs were charged against the reserve. The remainder of the restructuring reserve consists of lease abandonment costs of $667,000 (which is net of probable lease revenue of $240,000), which have been substantially classified as a long-term liability since the lease payments will be made through November 2005.

7) DEFERRED COMPENSATION

        The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals as the Company believes it has fulfilled its obligation. The Company is currently in discussions with the parties involved regarding its obligations per the underlying agreement. As of May 31, 2003, it had not reversed the reserve for deferred compensation of $1,251,000.

8) RECENT ACCOUNTING PRONOUNCEMENTS

        On July 30, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management currently believes that the adoption of SFAS No. 146 will not have a material impact on the Company's financial statements.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends Accounting Principles Bulletin Opinion ("APB") No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No.123 relating to disclosure and the amendment to APB No.28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a significant effect on the Company's consolidated financial statements. There was no compensation expense related to stock based compensation plans for any period presented.

        In May 2003, SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" was issued. This statement establishes standards for how an isuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 is not expected to have a significant effect on the Copmpany's consolidated financial statements.

9) SUBSEQUENT EVENTS

        On June 17, 2003, the Company signed a non-binding letter of intent to sell the stock of its wholly-owned subsidiary in Ireland, Advanced Materials Ltd. ("AML-Ireland") to a group of investors headed by the management of AML-Ireland. The sale is expected to close in August 2003 and is subject to conditions, including receipt of necessary consents, compliance with all applicable laws and receipt of financing by the buyer. The total consideration for the sale is expected to be approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash. Revenues for AML-Ireland for the three and six month periods ended May 31, 2003 were $2,450,000 and $4,638,000, respectively. Revenues for AML-Ireland for the three and six month periods ended May 31, 2002 were $2,514,000 and $4,742,000, respectively. Net income before corporate overhead allocations for AML-Ireland for the three and six month periods ended May 31, 2003 were $127,000 and $283,000, respectively. Net income before corporate overhead allocations for AML-Ireland for the three and six month periods ended May 31, 2002 were $111,000 and $186,000, respectively.

        On June 20, 2003, the Company signed an amendment to its manufacturing agreement in Singapore with Foamex Asia ("Foamex") to change the vendor of record for the customer supplied under the agreement from the Company to Foamex. Although this change will not affect the company's share of the profitability under the agreement, it will cause a significant reduction in its future reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.

        Revenues as reported relating to the Singapore manufacturing agreement were $1,674,000 and $3,940,000 for the three- and six-month periods ended May 31, 2003, respectively. Revenues as reported relating to the Singapore manufacturing agreement were $3,110,000 and $6,252,000 for the three- and six-month periods ended May 31, 2002, respectively. Under the amended agreement, only the Company's share of the profit would have been reported as revenue. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $143,000 for the three-month period ended May 31, 2003 and $341,000 for the six-month period ended May 31, 2003. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $247,000 for the three-month period ended May 31, 2002 and $567,000 for the six-month period ended May 31, 2002.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

        This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues, and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2002 and in "Factors That Could Affect Future Results" below.

        Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

Critical Accounting Policies

        The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, the Company is required to make estimates, judgments and assumptions that the Company believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The critical accounting policies which the Company believes are the most important to aid in fully understanding and evaluating its reported financial results include the following:

Revenue Recognition

        The Company recognizes revenue from product sales at the time of shipment and passage of title.

Inventory Valuation

        The Company values inventory at the lower of the actual cost to purchase or manufacture the inventory and the current estimated market value of the inventory. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory on specifically identified items based primarily upon the estimated forecast of product demand and production requirements for the next two years. A significant increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate such that the Company may have understated or overstated the provision required for excess and obsolete inventory. In the future, if inventory were determined to be overvalued, the Company would be required to recognize such costs in cost of goods sold at the time of such determination. Likewise, if inventory is determined to be undervalued, the Company may have over-reported cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company seeks to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of its inventory and reported operating results.

Deferred Taxes

        The Company recognizes deferred tax assets and liabilities based upon the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based upon historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. If the Company operates at a profit in the future and generates sufficient future taxable income, it could be required to reverse the current valuation allowance against the deferred tax assets.

Intangible Assets

        Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, required the Company to cease amortizing goodwill and indefinite life intangibles effective January 1, 2002. Any goodwill and indefinite life intangibles resulting from acquisitions completed after June 30, 2001 will not be amortized. The Company's business combinations have at various times resulted in the acquisition of goodwill and other intangible assets, which may affect the amount of future period amortization expense and impairment expense that the Company may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect its consolidated financial statements. The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently if an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The Company compares market value to book value of each reporting unit to determine whether or not any potential impairment of goodwill exists.

        The Company also reviews the recoverability of the carrying value of other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating

Results of Operations

FY 03 Current Three Months Versus FY 02

        Net sales for the quarter ended May 31, 2003 were $6,744,000, versus $9,258,000 for the same period of fiscal 2002, a decrease of $2,514,000 or 27.2%. This decrease in net sales is attributable to both lower sales prices and lower sales volumes. The Company has continued to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia. For the shipping cost sensitive foam commodities that the Company primarily sells, it is very difficult to be competitive with the local fabricators in Asia.

        Cost of sales for the quarters ended May 31, 2003 and 2002 were $5,902,000 and $8,378,000, respectively. Cost of sales as a percentage of net sales was 88% for the second quarter of fiscal 2003, compared to 90% for the second quarter of fiscal 2002. Cost of sales as a percentage of net sales decreased primarily due to lower labor and overhead costs due to the optimizing of manufacturing processes and consolidation of domestic operations. These cost reductions more than offset the price reductions noted above.

        Selling, general and administrative expenses were relatively stable for the second quarter of fiscal 2003 compared to the same period in the prior year at $781,000 and $783,000, respectively.

        Interest expense for the second quarters of fiscal 2003 and 2002 was $76,000 and $96,000, repectively. The reduction in interest expense is primarily due to lower balances outstanding on the Company's line of credit and lower interest rates.

        Net loss for the second quarter of fiscal 2003 was $78,000, compared to a net loss of $111,000 for the second quarter of fiscal 2002. Basic and diluted loss per share for the second quarters of fiscal 2003 and 2002 was $0.01 per share on a weighted average of 8.7 million shares. The improvement in the net loss is primarily due to the cost reductions noted above.

FY 03 Current Six Months Versus FY 02

        Net sales for the six months ended May 31, 2003 were $14,226,000, versus $17,918,000 for the same period of fiscal 2002, a decrease of $3,692,000 or 20.6%. This decrease in net sales is attributable to both lower sales prices and lower sales volumes. The Company has continued to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia. For the shipping cost sensitive foam commodities that the Company primarily sells, it is very difficult to be competitive with the local fabricators in Asia.

        Cost of sales for the six-month periods ended May 31, 2003 and 2002 were $12,400,000 and $16,239,000, respectively. Cost of sales as a percentage of net sales was 87% for the six months ended May 31, 2003, compared to 91% for the six months ended May 31, 2002. Cost of sales as a percentage of net sales decreased primarily due to lower labor and overhead costs due to the optimizing of manufacturing processes and consolidation of domestic operations.

        Selling, general and administrative expenses were $1,584,000 for the six months ended May 31, 2003 compared to $1,667,000 for the same period in the prior fiscal year, a decrease of $83,000 or 5%. This decrease is due to cost reductions put in place during the second quarter of fiscal 2002, which have carried forward through fiscal 2003.

        Interest expense for the six months ended May 31, 2003 and 2002 was $172,000 and $189,000, repectively. The reduction in interest expense is primarily due to lower balances outstanding on the Company's line of credit and lower interest rates.

        Net loss for the six months ended May 31, 2003 was $93,000, compared to a net loss of $394,000 for the six months ended May 31, 2002. Basic and diluted loss per share for the six-month periods ended May 31, 2003 and 2002 was $0.01 and $0.05 per share, respectively, on a weighted average of 8.7 million shares. The reduction in net loss was primarily attributable to reduced operating expenses for domestic operations.

Segment Information

        The following is a discussion of operating results for each of the Company's business segments. Quarterly financial data for each segment can be found in Note 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q. The reportable segments disclosed in this Form 10-Q are based on the Company's internal management responsibility.

FY 03 Current Three Months Versus FY 02

AMI-U.S. Operations

        Net sales for the quarter ended May 31, 2003 were $2,620,000, compared to net sales for the quarter ended May 31, 2002 of $3,633,000, a decrease of $1,013,000 or 27.9%. The decrease in net sales is primarily attributable to lower sales volumes, as some existing customers moved their operations to overseas locations which made it impractical for them to purchase their products from the Company. The net loss for the quarter ended May 31, 2003 was $96,000, compared to the net loss for the quarter ended May 31, 2002 of $216,000. The decrease in the net loss is primarily attributable to lower operating costs and a reduction in the number of employees as the Company continues to focus on the reduction of operating expenses in order to improve profitability.

AMFSC-Singapore

        Net sales for the quarter ended May 31, 2003 were $1,674,000, compared to net sales for the quarter ended May 31, 2002 of $3,111,000, a decrease of $1,437,000 or 46.2%. This decrease in net sales for the second quarter of fiscal 2003 is primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore.

        On June 20, 2003, the Company signed an amendment to its manufacturing agreement in Singapore with Foamex Asia ("Foamex") to change the vendor of record for the customer supplied under the agreement from the Company to Foamex. Although this change will not affect the Company's share of the profitability under the agreement, it will cause a significant reduction in its future reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.

        Revenues as reported relating to the Singapore manufacturing agreement were $1,674,000 and $3,110,000 for the three-month periods ended May 31, 2003 and 2002, respectively. Under the amended agreement, only the Company's share of the profit would have been reported as revenue. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $143,000 and $247,000 for the three-month periods ended May 31, 2003 and 2002, respectively.

        Management believes this change is beneficial to the Company as it will still maintain a share of the profits from the Singapore agreement, while significantly reducing its capital requirements since it will no longer need to purchase raw materials several months in advance of realizing sales.

AML-Ireland

        Net sales for the quarter ended May 31, 2003 were $2,450,000, compared to net sales for the quarter ended May 31, 2002 of $2,514,000, a decrease of $64,000 or 2.5%. The decrease in net sales for the second quarter of fiscal 2003 is primarily attributable to lower sales volumes to existing customers. The net loss for the quarter ended May 31, 2003 was $6,000 compared to a net loss for the quarter ended May 31, 2002 of $2,000.

        On June 17, 2003, the Company signed a non-binding letter of intent to sell the stock of AML-Ireland to a group of investors headed by the management of AML-Ireland. The sale is expected to close in August 2003 and is subject to conditions, including receipt of necessary consents, compliance with all applicable laws and receipt of financing by the buyer. The total consideration for the sale is expected to be approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash. Net income before corporate overhead allocations for AML-Ireland for the three-month period ended May 31, 2003 was $127,000. Net income before corporate overhead allocations for AML-Ireland for the three-month period ended May 31, 2002 was $111,000.

        The Company established AML-Ireland in 1998 to enable it to solidify its relationship with a key U.S.-based customer who was expanding to Ireland by having local manufacturing support in Ireland. This model of supporting local production in Ireland for U.S.-headquartered companies was envisioned to have great potential. The idea was that the U.S.-based parent could do product development at the U.S. headquarters, which would translate smoothly into production for various customers in Europe through AML-Ireland. However, this model has not resulted in a significantly expanded customer base beyond the original customer.

        Management believes the sale of AML-Ireland will allow the Company to obtain needed cash to sustain and potentially improve the domestic operations. Additionally, it will make the Company considerably less dependent on a single customer.

FY 03 Current Six Months Versus FY 02

AMI-U.S. Operations

        Net sales for the six-month period ended May 31, 2003 were $5,648,000, compared to net sales for the six-month period ended May 31, 2002 of $6,923,000, a decrease of $1,275,000 or 18.4%. The decrease in net sales is primarily attributable to lower sales volumes as some existing customers moved their operations to overseas locations which made it impractical for them to purchase their products from the Company. The net loss for the six-month period ended May 31, 2003 was $188,000, compared to the net loss for the six-month period ended May 31, 2002 of $621,000. The decrease in the net loss is primarily attributable to lower operating costs and a reduction in the number of employees as the Company continues to focus on the reduction of operating expenses in order to improve profitability.

AMFSC-Singapore

        Net sales for the six-month period ended May 31, 2003 were $3,940,000, compared to net sales for the six-month period ended May 31, 2002 of $6,252,000, a decrease of $2,312,000 or 37%. This decrease in net sales for the six-month period ended May 31, 2003 is primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore. Net income for the six-month period ended May 31, 2003 was $66,000, compared to net income for the six-month period ended May 31, 2002 of $269,000. The decrease in net income is primarily attributable to the reduction in the sales and the reduction in the Company's share of the gross profit per its agreement with its strategic manufacturing partner in Singapore.

        As discussed above, on June 20, 2003, the Company signed an amendment to its manufacturing agreement in Singapore with Foamex to change the vendor of record for the customer supplied under the agreement from the Company to Foamex. Although this change will not affect the company's share of the profitability under the agreement, it will cause a significant reduction in its future reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.

        Revenues as reported relating to the Singapore manufacturing agreement were $3,940,000 and $6,252,000 for the six-month periods ended May 31, 2003 and 2002, respectively. Under the amended agreement, only the Company's share of the profit would have been reported as revenue. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $341,000 and $567,000 for the six-month periods ended May 31, 2003 and 2002, respectively.

        Management believes this change is beneficial to the Company as it will still maintain a share of the profits from the Singapore agreement, while significantly reducing its capital requirements since it will no longer need to purchase raw materials several months in advance of realizing sales.

AML-Ireland

        Net sales for the six-month period ended May 31, 2003 were $4,638,000, compared to net sales for the six-month period ended May 31, 2002 of $4,743,000, a decrease of $105,000 or 2.2%. The decrease in net sales for the six-month period ended May 31, 2003 is primarily attributable to lower sales volumes to existing customers. The net income for the six-month period ended May 31, 2003 was $30,000 compared to a net loss for the six-month period ended May 31, 2002 of $42,000.

        On June 17, 2003, the Company signed a non-binding letter of intent to sell the stock of AML-Ireland to a group of investors headed by the management of AML-Ireland. The sale is expected to close in August 2003 and is subject to conditions, including receipt of necessary consents, compliance with all applicable laws and receipt of financing by the buyer. The total consideration for the sale is expected to be approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash. Net income before corporate overhead allocations for AML-Ireland for the six-month period ended May 31, 2003 was $283,000. Net income before corporate overhead allocations for AML-Ireland for the six-month period ended May 31, 2002 was $186,000.

        The Company established AML-Ireland in 1998 to enable it to solidify its relationship with a key U.S.-based customer who was expanding to Ireland by having local manufacturing support in Ireland. This model of supporting local production in Ireland for U.S.-headquartered companies was envisioned to have great potential. The idea was that the U.S.-based parent could do product development at the U.S. headquarters, which would translate smoothly into production for various customers in Europe through AML-Ireland. However, this model has not resulted in a significantly expanded customer base beyond the original customer.

        Management believes the sale of AML-Ireland will allow the Company to obtain needed cash to sustain and potentially improve the domestic operations. Additionally, it will make the Company considerably less dependent on a single customer.

Liquidity and Capital Resources

        Cash and cash equivalents were $654,000 at May 31, 2003, compared with $764,000 at November 30, 2002. During the six-month period ended May 31, 2003, cash flows from operating activities of $2,507,000 were used primarily to reduce the line of credit and make payments on long-term liabilities.

        Operating activities generated $2,507,000 of cash during the six-month period ended May 31, 2003 compared with using $316,000 in the corresponding period of fiscal 2002. The increase in cash generated from operating activities in fiscal 2003 resulted primarily from a decrease in accounts receivable and an increase in accounts payable and accrued liabilities of $2,089,000 and $817,000, respectively.

        Inventory at May 31, 2003 was $3,788,000, compared to $3,456,000 at November 30, 2002.

        Net trade receivables at May 31, 2003 were $3,371,000, compared to $5,464,000 at November 30, 2002. The decrease is due to the lower sales volumes during the six-month period ended May 31, 2003 compared to the period ended November 30, 2002.

        Capital expenditures were $149,000 for the six months ended May 31, 2003, compared to $182,000 for the corresponding period in fiscal 2002. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

        The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the six months of 2003 decreased by $2,468,000.

        The Company had $654,000 of cash and cash equivalents at May 31, 2003. The Company has a $4,500,000 operating credit line with its primary lenders, with $1,420,000 outstanding as of May 31, 2003. The credit line expires in August 2003. The Company had an outstanding term loan of $213,000 as of May 31, 2003 with the same bank. The term loan bears interest at prime plus 3.25% (7.5% at May 31, 2003).

        The Company has incurred substantial losses from operations, has a working capital deficit and has not been in compliance with minimum net income and minimum book net worth covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. The current covenants call for the Company to have a net income per fiscal quarter of no less than $450,000 and to maintain a minimum book net worth of no less than $3,450,000. For the fiscal quarter ended May 31, 2003, the Company had a net loss of $78,000, and as of May 31, 2003 the Company's book net worth was $338,000. The bank line of credit originally was set to expire in February 2003 and has been extended until August 31, 2003. The Company is currently in the process of renegotiating the bank covenants.

        As described in Note 9 of the Notes to Condensed Consolidated Financial Statements included herein, the Company has recently signed a non-binding letter of intent to sell its subsidiary in Ireland and has amended the structure of its manufacturing agreement in Singapore. These transactions, if consummated, are expected to generate proceeds of approximately $1,100,000 and significantly reduce the Company's liabilities and increase its book net worth. The Company anticipates these funds along with existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short- and long-term projected needs for operations, as long as the Company is successful in curing its covenant violations or finding a replacement lender with acceptable terms. While the Company is in the process of renegotiating its bank covenants and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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

        Competition—The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. There is also the risk that a supplier to the Company could become a competitor. The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In some of its markets, the Company may not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the Company's business and prospects.

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

        Short Product Life Cycles—The short life cycles of many of the Company's products pose a challenge to the Company's ability to effectively manage the transition from existing products to new products. If the Company does not manage the transition effectively, future revenue and earnings could suffer. Among the factors that make a smooth transition from current products to new products difficult are delays in the customer decision-making process, development of manufacturing processes, long lead times for the delivery of raw materials and variations in product costs. The Company's future revenues and earnings could also suffer due to the timing and introduction of new product offerings that compete directly or indirectly with its customers' products and new product offerings by its competitors.

        Reliance on Suppliers—The Company's manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases.

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

  •
  Unexpected changes in regulatory requirements,

  •
  Problems caused by the conversion of various European currencies to the Euro, and

  •
  Natural disasters.

        Market Risk—The majority of the Company's sales are denominated in U.S. dollars. All costs in Singapore and the majority of direct material costs in Ireland are also denominated in U.S. dollars. However, the Company is exposed to foreign currency exchange risk inherent in the sales commitments, anticipated sales and assets and liabilities denominated in currencies other than the U.S. dollar. See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2002 Annual Report on Form 10-K for more detailed information.

        Earthquake—The corporate offices and manufacturing division in California are located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

        Environmental—Some of the Company's operations use substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. The Company has not been notified of any environmental infractions.

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

        Stock Price—The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect the stock price are:

  •
  The Company's, its customers' or its competitors' announcement of new or discontinued products,

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

        The Company's common stock traded on The Nasdaq SmallCap Stock Market ("Nasdaq") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company's common stock was delisted from Nasdaq and has traded on the NASD-regulated OTC Bulletin Board under the symbol "ADMG.OB."

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        A discussion of the Company's exposure to, and management of, market risk appears in Part I, Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results" and in Part II, Item 7A of the Company's 2002 Annual Report on Form 10-K for the fiscal year ended November 30, 2002. There have been no material changes in the Company's market risks during the six months ended May 31, 2003.

ITEM 4—CONTROLS AND PROCEDURES.

        The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of May 31, 2003 ("Evaluation Date"), that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any material pending legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        The Company has a $4,500,000 operating credit line with its primary lenders, with $1,420,000 outstanding as of May 31, 2003. The credit line expires on August 31, 2003. The Company had an outstanding term loan of $213,000 as of May 31, 2003 with the same bank. The term loan bears interest at prime plus 3.25% (7.5% at May 31, 2003). At May 31, 2003, the Company had a working capital deficit and was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio covenants, and therefore was in technical default under the compliance provisions of its bank line of credit and term loan. The Company is in the process of attempting to cure its line of credit violations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)
  Exhibits.

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

      On April 22, 2003 the Company filed a report on Form 8-K for April 15, 2003 regarding its earnings release for the first quarter of fiscal 2003. The report contained a press releaase under Item 7—Financial Statements and Exhibits and a reference to the press release under Item 12—Disclosure of Results of Operations and Finanical Condition.

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 11, 2003	ADVANCED MATERIALS GROUP, INC.
	By:	/s/ STEVE F. SCOTT Steve F. Scott President and CEO
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
Date: July 11, 2003
/s/ STEVE F. SCOTT
Steve F. Scott Chief Executive Officer (principal executive officer)

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
Date: July 11, 2003
/s/ GAYLE L. ARNOLD
Gayle L. Arnold Chief Financial Officer (principal financial officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1.—FINANCIAL STATEMENTS.
  ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4—CONTROLS AND PROCEDURES.
  PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.