Form 10-K/A
period 2002-11-30
ADVANCED MATERIALS GROUP INC
filed 2003-08-18
CIK 806514

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT No. 1 to FORM 10-K

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

There were 8,671,272 shares of the registrant’s voting common stock with a par value of $0.001 outstanding at August 13, 2003. The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant on August 13, 2002 was $1,407,333.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,452,000	$1.35	713,500
Equity compensation plans not approved by security holders	265,000	1.30	—
Total	1,717,000	$1.33	713,500

Item 6. Selected Financial Data

Years Ended November 30,	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Net sales	$36,287,000	$38,483,000	$40,329,000	$34,798,000	$28,916,000

Cost and expenses:
Cost of sales	32,412,000	35,102,000	34,152,000	30,257,000	22,513,000
Selling, general and administrative	3,274,000	4,484,000	4,463,000	4,528,000	4,027,000
Write-off of start-up costs	—	—	—	—	608,000
Write-off of capitalized license	—	—	—	—	158,000
Restructuring charges	226,000	1,334,000	—	—	—
Interest expense	415,000	501,000	523,000	504,000	298,000
Depreciation and amortization	268,000	344,000	286,000	220,000	322,000
Write-down of goodwill	387,000	—	—	—	909,000
Other, net	36,000	38,000	126,000	163,000	247,000
Total costs and expenses	37,018,000	41,803,000	39,550,000	35,672,000	29,052,000

Income (loss) from continuing operations before income taxes	(731,000)	(3,320,000)	779,000	(874,000)	(166,000)
Income tax (benefit) expense, net	(257,000)	66,000	273,000	—	538,000
Income (loss) from continuing operations	(474,000)	(3,386,000)	506,000	(874,000)	(704,000)
Net income (loss) from discontinued operations	—	—	667,000	—	(1,627,000)

Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000	$(874,000)	$(2,331,000)

Net income (loss) per share from continuing operations:
Basic	$(0.05)	$(0.39)	$0.06	$(0.10)	$(0.08)
Diluted	$(0.05)	$(0.39)	$0.06	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding
Basic	8,671,272	8,671,272	8,599,721	8,581,630	8,717,609
Diluted	8,671,272	8,671,272	8,784,412	8,581,630	8,717,609

Net income (loss) per share:
Basic	$(0.05)	$(0.39)	$0.14	$(0.10)	$(0.27)
Diluted	$(0.05)	$(0.39)	$0.13	$(0.10)	$(0.27)

Consolidated Balance Sheet Data:
Working capital (deficit)	$(107,000)	$111,000	$3,375,000	$1,356,000	$2,055,000
Total assets	$12,511,000	$14,772,000	$18,057,000	$16,092,000	$12,682,000
Total liabilities	$12,080,000	$13,867,000	$13,766,000	$13,105,000	$8,565,000
Stockholders’ equity	$431,000	$905,000	$4,291,000	$2,987,000	$4,117,000

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

At November 30, 2002, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to August 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through August 31, 2003.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations. On August 18, 2003, the Company received a commitment letter from another lender to take over the Company’s line of credit.  The new proposed line of credit is to expire two years from the date of closing and bear interest at prime plus 1.5%.

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

The following table aggregates the Company’s expected contractual obligations and commitments subsequent to November 30, 2002.

	Payments Due by Period
Contractual Obligations	2003	2004 – 2005	2006 – 2007	Beyond 2007	Total

Line of credit	$3,701,000				$3,701,000
Long-term debt (including debentures)	278,000	$405,000			683,000
Capital lease commitments (1)	182,000	132,000	$13,000		327,000
Operating lease commitments	854,000	1,417,000	480,000	$60,000	2,811,000
Retirement benefits to former employees	157,000	293,000	311,000	3,361,000	4,122,000
Employee contracts	250,000	145,000			395,000
Total contractual cash obligations	$5,422,000	$2,392,000	$804,000	$3,421,000	$12,039,000

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

Report of Independent Certified Public Accountants

Board of Directors
Advanced Materials Group, Inc.

The audits referred to in our report dated January 30, 2003, except as to notes 4 and 5 which are as of August 18, 2003, relating to the 2002, 2001 and 2000 consolidated financial statements of Advanced Materials, Group, Inc., which are contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedules listed in the accompanying index.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

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

Summary Compensation Table

					Long-Term Compensation
Name and Principal Position	Fiscal Year	Annual Compensation			Securities Underlying Options Granted
		Salary (1)	Bonus (2)	Other Compensation (3)

Steve F. Scott	2002	$187,144	—	$17,980	10,000
President and Chief	2001	$243,526	—	$12,947	10,000
Executive Officer	2000	$234,429	—	$18,771	10,000
David Lasnier (4)	2002	$131,750	—	$12,421	—
Senior Vice President	2001	$155,745	—	$14,425	25,000
	2000	$153,363	$30,000	$11,901	—
Tom Lane	2002	$155,475	$28,947	$14,524	—
Chief Executive, Europe	2001	$116,618	$35,073	$11,662	100,000
	2000	$129,210	$37,175	$12,138	—

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

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Shares Underlying Unexercised Options at November 30, 2002		Value of Unexercised In-The-Money Options at November 30, 2002 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable

Steve F. Scott	—	—	475,500	—	$900	—
David Lasnier	—	—	180,000	20,000	—	—
Tom Lane	—	—	170,000	80,000	—	—

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares(2)

Dito Caree LP, Dito Devcar LP and Richard H. Pickup	1,186,300	(3)	13.7%
c/o David Hehn
3753 Howard Hughes Parkway #200
Las Vegas, NV 89109-0938

Gregory J. Spagna	904,500	(4)	10.4%
201 E. 45th Street, 18th Floor
New York, NY 10017

Delk Partners Ltd.	834,300	(5)	9.6%
4040 Grassmere Lane
Dallas, TX 75205

Timothy R. Busch and the Lenawee Trust	835,307	(6)	9.6%
Steve F. Scott	495,500	(7)	5.4%
N. Price Paschall	250,000	(8)	2.8%
Maurice J. DeWald	60,000	(9)	*
James Swartwout	20,000	(10)	*
David Lasnier	180,000	(11)	2.0%
Tom Lane	205,000	(12)	2.1%

All officers and directors as a group (8 persons)	2,880,107	(13)	29.0%

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

ADVANCED MATERIALS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

January 30, 2003,
  except as to notes 4 and 5
  which are as of August 18, 2003

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30,	2002	2001	2000

Net sales	$36,287,000	$38,483,000	$40,329,000
Cost of sales (including depreciation of $571,000, $553,000 and $592,000 for the years ended November 30, 2002, 2001 and 2000, respectively)	32,412,000	35,102,000	34,152,000

Gross profit	3,875,000	3,381,000	6,177,000

Operating expenses:
Selling, general and administrative	3,274,000	4,484,000	4,463,000
Restructuring charges	226,000	1,334,000	—
Write-down of goodwill	387,000	—	—
Depreciation and amortization	268,000	344,000	286,000

Total operating expenses	4,155,000	6,162,000	4,749,000

Income (loss) from operations	(280,000)	(2,781,000)	1,428,000

Other (expense) income:
Interest expense	(415,000)	(501,000)	(523,000)
Foreign exchange gain (loss)	44,000	13,000	(67,000)
Other, net	(80,000)	(51,000)	(59,000)

Total other expense, net	(451,000)	(539,000)	(649,000)

Income (loss) from continuing operations before income taxes	(731,000)	(3,320,000)	779,000
Income tax (benefit) expense	(257,000)	66,000	273,000

Income (loss) from continuing operations	(474,000)	(3,386,000)	506,000

Discontinued operations:
Estimated gain on disposal of Condor Utility Products, Inc.	—	—	667,000

Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$(0.39)	$0.06
Estimated gain on disposal of Condor Utility Products, Inc	—	—	0.08

Net income (loss) per share	$(0.05)	$(0.39)	$0.14

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.05)	$(0.39)	$0.06
Estimated gain on disposal of Condor Utility Products, Inc	—	—	0.07

Net income (loss) per share	$(0.05)	$(0.39)	$0.13

Basic weighted average common shares outstanding	8,671,272	8,671,272	8,599,723

Diluted weighted average common shares outstanding	8,671,272	8,671,272	8,784,412

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

November 30,	2002	2001
ASSETS

Current assets:
Cash and cash equivalents	$764,000	$1,303,000
Accounts receivable, net of allowance for doubtful accounts of $97,000 and $199,000 as of November 30, 2002 and 2001, respectively	5,464,000	6,401,000
Inventories, net of allowance for obsolescence of $241,000 and $123,000 as of November 30, 2002 and 2001, respectively	3,456,000	3,551,000
Prepaid expenses and other	143,000	308,000

Total current assets	9,827,000	11,563,000

Property and equipment, net	2,485,000	2,654,000
Goodwill, net of accumulated amortization of $568,000 as of November 30, 2001	—	387,000
Other assets	199,000	168,000

Total assets	$12,511,000	$14,772,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,387,000	$6,457,000
Accrued liabilities	772,000	838,000
Restructuring reserve	378,000	406,000
Deferred income	97,000	255,000
Line of credit	3,701,000	2,788,000
Current portion of long-term obligations	599,000	708,000

Total current liabilities	9,934,000	11,452,000

Convertible debentures	405,000	405,000
Restructuring reserve	504,000	647,000
Retirement benefit to former employees, net of current portion of $157,000 and $154,000 and of discount of $2,871,000 and $2,994,000 at November 30, 2002 and 2001, respectively	1,094,000	1,129,000
Capital lease obligations, net of current portion of $164,000 and $146,000 at November 30, 2002 and 2001, respectively	143,000	234,000

Total liabilities	12,080,000	13,867,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at November 30, 2002 and 2001	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,661,000)	(6,187,000)

Total stockholders’ equity	431,000	905,000

Total liabilities and stockholders’ equity	$12,511,000	$14,772,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balances, November 30, 1999	8,519,055	$9,000	$6,987,000	$(4,009,000)	$2,987,000

Stock options exercised	152,217	—	96,000	—	96,000
Subsidiary year end change	—	—	—	35,000	35,000
Net income	—	—	—	1,173,000	1,173,000

Balances, November 30, 2000	8,671,272	9,000	7,083,000	(2,801,000)	4,291,000

Net loss	—	—	—	(3,386,000)	(3,386,000)

Balances, November 30, 2001	8,671,272	9,000	7,083,000	(6,187,000)	905,000

Net loss	—	—	—	(474,000)	(474,000)

Balances, November 30, 2002	8,671,272	$9,000	$7,083,000	$(6,661,000)	$431,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30,	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	839,000	897,000	878,000
Provision for bad debt	5,000	99,000	—
Provision for obsolete inventory	160,000	(483,000)	(10,000)
Write-off of goodwill	387,000	—	—
Change in restructuring reserve	(171,000)	1,053,000	—
Deferred tax provision	—	—	267,000
Interest and other on deferred compensation	141,000	125,000	160,000
Gain (loss) on disposal of fixed assets	(13,000)	(25,000)	(25,000)
Discontinued operations:
Write-off of property and equipment	—	—	308,000
Reversal of litigation accrual	—	—	(975,000)
Effect of November 2000 cash flow activity for a subsidiary year end change	—	—	35,000
Changes in operating assets and liabilities:
Accounts receivable	932,000	1,253,000	(515,000)
Income taxes	—	264,000	229,000
Inventories	(65,000)	928,000	(1,095,000)
Prepaid expenses and other	165,000	59,000	(192,000)
Other assets	(31,000)	(16,000)	85,000
Accounts payable and other accrued liabilities	(2,136,000)	441,000	1,266,000
Deferred income	(158,000)	(18,000)	(64,000)

Net cash (used in) provided by operating activities	(419,000)	2,157,000	1,525,000

Cash flows from investing activities:
Purchases of property and equipment	(568,000)	(566,000)	(1,107,000)
Proceeds from sale of property and equipment	13,000	150,000	54,000

Net cash used in investing activities	(555,000)	(416,000)	(1,053,000)

Cash flows from financing activities:
Exercise of common stock options	—	—	96,000
Net borrowings (repayments) under line of credit	913,000	(667,000)	(238,000)
Borrowings (repayments) under term loans	(127,000)	(614,000)	476,000
Payments on capital lease obligations	(175,000)	(126,000)	(92,000)
Payments on deferred compensation	(176,000)	(132,000)	(129,000)

Net cash (used in) provided by financing activities	435,000	(1,539,000)	133,000

Net change in cash and cash equivalents	(539,000)	202,000	605,000

Cash and cash equivalents, beginning of year	1,303,000	1,101,000	496,000

Cash and cash equivalents, end of year	$764,000	$1,303,000	$1,101,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$501,000	$524,000	$445,000

Income taxes	$(220,000)	$29,000	$(229,000)

Fixed assets acquired under capital leases	$102,000	$39,000	$237,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1–ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

The Company recognizes revenue from product sales when it is realized or realizable and earned, which is generally at the time of shipment and passage of title. Revenue is considered to be realized or realizable and earned when there is persuasive evidence of a sales arrangement in the form of a contract or a purchase order, the product has been shipped, the sales price is fixed or determinable and collectibility is reasonably assured. The Company records revenue for shipping costs charged to customers. The related shipping costs incurred are recorded in cost of sales.

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

NOTE 4–LINE OF CREDIT

The line of credit consists of the following at November 30:

	2002	2001

Revolving line of credit agreement with a bank, which provides for borrowings up to $4,500,000, as defined. The line bears interest at prime plus 3.25% (7.5% and 8.0% at November 30, 2002 and 2001, respectively). The line of credit is secured by substantially all of the assets of the Company and expires in May 2003. There was approximately $232,000 available under the line at November 30, 2002.	$3,701,000	$2,788,000

This line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios.   The line of credit is secured by substantially all of the assets of the Company and expires on August 31, 2003 (extended on February 11, 2003 and on May 28, 2003).  At November 30, 2002, the Company was not in compliance with these covenants and therefore is in technical default under the compliance provisions of its bank line of credit and has not received a waiver for such non-compliance.  The lender has amended its agreement to extend the termination date of the line of credit from February 28, 2003 to August 31, 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through August 31, 2003.  On August 18, 2003, the Company received a commitment letter from another lender to take over the Company’s line of credit.  The new proposed line of credit is to expire two years from the date of closing and bear interest at prime plus 1.5%.

Interest expense related to the line of credit totaled approximately $349,000, $494,000, and $361,000 for the years ended November 30, 2002, 2001, and 2000, respectively.

NOTE 5–TERM LOAN

The Company has an outstanding term loan of $278,000 and $408,000 as of November 30, 2002 and 2001, respectively.  The term loan bears interest at prime plus 3.25% (7.5% and 8% at November 30, 2002 and 2001, respectively).  The term loan is secured by substantially all of the assets of the Company and expires in August 2003 (extended on February 11, 2003 and on May 28, 2003.)  The loan is payable to the same bank as the Company’s line of credit, for which the Company is in technical default under the compliance provisions (See Note 4).  On August 18, 2003, the Company received a commitment letter from another lender to take over the Company’s term loan.  The new proposed term loan is to amortize straight line over 60 months with a balloon due two years from the date of closing.   It will bear interest at prime plus 2.0%.

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

The following table summarizes the changes in the restructuring reserve during the fiscal year ended November 30, 2002:

Beginning Balance, November 30, 2001	$1,053,000
Additional reserve – change in estimate	226,000
Less: cash paid	(397,000)
Balance, November 30, 2002	$882,000

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

The present value of the estimated future non-contingent payments under the above-mentioned agreements is approximately $1,251,000, net of a discount of approximately $2,871,000.  Estimated future payments are due as follows:

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

Exercise Price	Outstanding	Exercisable	Weighted Average Contractual Life Remaining
	Number of Options

$0.00 – 0.50	490,500	294,500	5.0 years
0.51 – 1.00	475,000	475,000	3.4
1.01 – 1.50	365,000	365,000	3.9
1.51 – 2.00	111,500	96,700	5.4
3.01 – 3.50	75,000	75,000	5.2
3.51 – 4.00	200,000	200,000	3.9

	1,717,000	1,506,200	4.2

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

NOTE 10-INCOME TAXES

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

NOTE 11-EMPLOYEE BENEFIT PLAN

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

	AMI-US Operations	AMI-Singapore	AML Ireland	Consolidated

NET SALES

2002	$14,849,000	$11,739,000	$9,699,000	$36,287,000

2001	$17,882,000	$11,541,000	$9,060,000	$38,483,000

2000	$23,304,000	$10,046,000	$6,979,000	$40,329,000

NET INCOME (LOSS) BEFORE CORPORATE ALLOCATIONS

2002	$(671,000)	$1,206,000	$547,000	$1,082,000

2001	$(3,514,000)	$1,471,000	$521,000	$1,522,000

2000	$859,000	$1,686,000	$603,000	$3,148,000

NET INCOME (LOSS)

2002	$(1,383,000)	$651,000	$258,000	$(474,000)

2001	$(4,578,000)	$1,001,000	$191,000	$(3,386,000)

2000	$(383,000)	$1,300,000	$256,000	$1,173,000

LONG-LIVED ASSETS

2002	$1,663,000	$19,000	$803,000	$2,485,000

2001	$2,379,000	$30,000	$800,000	$3,209,000

NOTE 13–QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2002 and 2001 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

2002

Net sales	$8,660,000	$9,258,000	$9,555,000	$8,814,000	$36,287,000
Gross profit	799,000	880,000	1,081,000	1,115,000	3,875,000
Net loss	(283,000)	(111,000)	27,000	(107,000)	(474,000)
Loss per share:
Basic, continuing operations	$(0.03)	$(0.01)	$0.00	$(0.01)	$(0.05)
Diluted, continuing operations	$(0.03)	$(0.01)	$0.00	$(0.01)	$(0.05)

2001

Net sales	$9,949,000	$9,955,000	$9,379,000	$9,200,000	$38,483,000
Gross profit	1,090,000	1,081,000	778,000	432,000	3,381,000
Net loss	(393,000)	(1,726,000)	(426,000)	(841,000)	(3,386,000)
Loss per share:
Basic, continuing operations	$(0.05)	$(0.20)	$(0.05)	$(0.09)	$(0.39)
Diluted, continuing operations	$(0.05)	$(0.20)	$(0.05)	$(0.09)	$(0.39)

SIGNATURES

Pursuant to the requirements of  Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MATERIALS GROUP, INC.
Dated: August 18, 2003
By:
/s/ ROBERT E. DELK
Robert F. Delk President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT E. DELK	Chief Executive Officer, President and Director (Principal Executive Officer)	August 18, 2003
Robert E. Delk

/s/ GAYLE L. ARNOLD	Chief Financial Officer (Principal Financial and Accounting Officer)	August 18, 2003
Gayle L. Arnold

/s/ TIMOTHY R. BUSCH	Chairman and Director	August 18, 2003
Timothy R. Busch

/s/ MAURICE J. DEWALD	Director	August 18, 2003
Maurice J. DeWald

/s/ N. PRICE PASCHALL	Director	August 18, 2003
N. Price Paschall

/s/ JAMES SWARTWOUT	Director	August 18, 2003
James Swartwout

INDEX TO EXHIBITS

No.	Exhibits

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
10.25	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior Vice President, General Manager. (24)
10.26	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice President, Chief Financial Officer. (25)

16.1	Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group, Inc.’s statement regarding change of accountants. (26)
21.1	List of Subsidiaries. (27)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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