Form 10-K/A
period 2002-11-30
ADVANCED MATERIALS GROUP INC
filed 2003-09-22
CIK 806514

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT No. 2 to FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended November 30, 2002.
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File No. 0-16401

ADVANCED MATERIALS GROUP, INC.
(Exact name of registrant as specified in charter)

Nevada (State or other jurisdiction of incorporation or organization)	33-0215295 (I.R.S. Employer Identification No.)
20211 S. Susana Road, Rancho Dominguez, California (Address of principal executive offices)	90221 (Zip Code)

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

        There were 8,671,272 shares of the registrant's voting common stock with a par value of $0.001 outstanding at September 17, 2003. The aggregate market value of the shares of voting common stock held by non-affiliates of the registrant on September 17, 2003 was $1,548,066.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

		Page
PART I
Item 1.	Business	2
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 8.	Financial Statements and Supplementary Data	17
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A.	Controls and Procedures	19
PART III
Item 10.	Directors and Executive Officers of the Registrant	20
Item 11.	Executive Compensation	21
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions	27
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	28
Index to Financial Statements and Financial Statement Schedule		F-1
Signatures
Exhibits Filed with this Report
Index to Exhibits

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

Manufacturing

        AM's corporate headquarters and fabrication facility is located in Rancho Dominguez, California. This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM.

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

Suppliers

        AMG purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AMG's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2002, 2001 and 2000 supplied approximately 50%, 68% and 62%, respectively, of AMG's raw materials' requirements. Materials purchased from Foamex are used to produce the products for AMG's most significant customer, Hewlett Packard. See Customers below.

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

        Management believes that the loss of either Foamex or Voltek as a major supplier of foam could adversely affect the Company's business. If another supplier's products were to be substituted by our customers in critical applications, there are no assurances that AMG would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

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

        AMG's domestic sales as a percentage of the Company's consolidated sales were approximately 41%, 46% and 58% for fiscal years 2002, 2001 and 2000, respectively. AMG currently does business in a number of foreign regions including Asia, Europe, South America and the Middle East. Foreign sales, which accounted for approximately 67%, 54% and 42% of fiscal 2002, 2001 and 2000 sales, respectively, are made both directly and through sales agents who receive commissions.

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

Backlog

        AMG manufactures all of its products pursuant to customer purchase orders. Backlog is comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders included in the Company's backlog may be cancelled under certain conditions without significant penalty. At February 20, 2003, AMG's backlog of orders was $12,424,000 compared to $11,912,000 at approximately the same time in the prior year.

Customers

        AMG generally sells its products pursuant to customer purchase orders. There can be no assurance that any customers will continue to purchase products from AMG. AMG's customers are in the computer printer, medical disposables, automotive air conditioning and consumer cleaning supply markets. Management believes that this diversity spreads the risk of dependence on one customer or one market sector. However, one customer, Hewlett Packard, accounted for 66%, 62% and 53% of consolidated revenues for the years ended November 30, 2002, 2001 and 2000, respectively. While AMG has acquired new customers as well as orders for new products from existing customers, the loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard would have a material adverse effect on the Company's consolidated financial position and results of operations.

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

Employees

        As of November 30, 2002, the Company and its subsidiaries had 102 full-time employees, of whom 50 were located at AM's Rancho Dominguez, California facility and 52 were located at the Company's Ireland subsidiary. Of the Company's full-time employees, 73 are employed in manufacturing, 9 are in sales, 17 perform general and administrative functions and 3 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of November 30, 2002, the Company utilized approximately 47 contract workers.

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

        The Company's Ireland subsidiary, AM Ltd., leases approximately 36,000 square feet of manufacturing and office space outside of Dublin, Ireland. AM Ltd. pays rent of EUR 18,570 per month (equivalent to approximately $19,970 per month at February 20, 2003) and the lease expires in February 2008.

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

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

        The Company's common stock traded on The Nasdaq Small-Cap Stock Market ("Nasdaq") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company's common stock was delisted from Nasdaq and has traded on the NASD-regulated OTC-Bulletin Board under the symbol "ADMG.OB." The high and low closing prices for the common stock for the past two fiscal years as reported by The Pink Sheets, LLC are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal 2002	High	Low	Fiscal 2001	High	Low
Fourth Quarter	$0.23	$0.14	Fourth Quarter	$0.39	$0.23
Third Quarter	$0.20	$0.11	Third Quarter	$0.53	$0.25
Second Quarter	$0.30	$0.15	Second Quarter	$0.50	$0.35
First Quarter	$0.29	$0.15	First Quarter	$0.91	$0.41

Holders

        There were approximately 1,200 shareholders of record as of February 21, 2003.

Dividend Policy

        The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future. The Company's line of credit agreement with its bank currently prohibits the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of November 30, 2002 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance. Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,452,000	$1.35	713,500
Equity compensation plans not approved by security holders	265,000	1.30	—

Total	1,717,000	$1.33	713,500

Item 6. Selected Financial Data

Years Ended November 30,	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Revenues:
Net sales	$36,287,000	$38,483,000	$40,329,000	$34,798,000	$28,916,000

Cost and expenses:
Cost of sales	32,412,000	35,102,000	34,152,000	30,257,000	22,513,000
Selling, general and administrative	3,274,000	4,484,000	4,463,000	4,528,000	4,027,000
Write-off of start-up costs	—	—	—	—	608,000
Write-off of capitalized license	—	—	—	—	158,000
Restructuring charges	226,000	1,334,000	—	—	—
Interest expense	415,000	501,000	523,000	504,000	298,000
Depreciation and amortization	268,000	344,000	286,000	220,000	322,000
Write-down of goodwill	387,000	—	—	—	909,000
Other, net	36,000	38,000	126,000	163,000	247,000

Total costs and expenses	37,018,000	41,803,000	39,550,000	35,672,000	29,052,000

Income (loss) from continuing operations before income taxes	(731,000)	(3,320,000)	779,000	(874,000)	(166,000)
Income tax (benefit) expense, net	(257,000)	66,000	273,000	—	538,000

Income (loss) from continuing operations	(474,000)	(3,386,000)	506,000	(874,000)	(704,000)
Net income (loss) from discontinued operations	—	—	667,000	—	(1,627,000)

Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000	$(874,000)	$(2,331,000)

Net income (loss) per share from continuing operations:
Basic	$(0.05)	$(0.39)	$0.06	$(0.10)	$(0.08)

Diluted	$(0.05)	$(0.39)	$0.06	$(0.10)	$(0.08)

Weighted Average Common Shares Outstanding
Basic	8,671,272	8,671,272	8,599,721	8,581,630	8,717,609

Diluted	8,671,272	8,671,272	8,784,412	8,581,630	8,717,609

Net income (loss) per share:
Basic	$(0.05)	$(0.39)	$0.14	$(0.10)	$(0.27)

Diluted	$(0.05)	$(0.39)	$0.13	$(0.10)	$(0.27)

Consolidated Balance Sheet Data:
Working capital (deficit)	$(107,000)	$111,000	$3,375,000	$1,356,000	$2,055,000
Total assets	$12,511,000	$14,772,000	$18,057,000	$16,092,000	$12,682,000
Total liabilities	$12,080,000	$13,867,000	$13,766,000	$13,105,000	$8,565,000
Stockholders' equity	$431,000	$905,000	$4,291,000	$2,987,000	$4,117,000

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

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Item 8 of this report. The Company's management believes the Company's most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, restructuring reserves and income tax assets and liabilities.

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

Results of Operations for Fiscal 2002 Compared with 2001 and 2001 Compared with 2000

        The Company's revenue from continuing operations for the fiscal year ended November 30, 2002 was $36.3 million, a decrease of 5.7% compared to the fiscal year ended November 30, 2001. Revenues from the Singapore strategic manufacturing venture grew to $11,739,000 in fiscal 2002 from $11,541,000 in fiscal 2001. Revenues in Ireland grew to $9,699,000 in fiscal 2002 from $9,060,000 in fiscal 2001. Revenues from U.S. operations decreased to $14,849,000 in fiscal 2002 from $17,882,000 in fiscal 2001. Revenue from continuing operations, for the fiscal year ended November 30, 2001 was $38.5 million, a decrease of 4.6% compared to fiscal 2000. Revenues from the Singapore strategic manufacturing venture grew to $11,541,000 in fiscal 2001 from $10,046,000 in fiscal 2000. Revenues in Ireland grew to $9,060,000 in fiscal 2001 from $6,979,000 in fiscal 2000. Revenues from U.S. operations decreased to $17,882,000 in fiscal 2001 from $23,304,000 in fiscal 2000. The decline in the Company's U.S. revenues in fiscal 2002 and 2001 is primarily attributable to lower domestic sales prices and volumes relating to the slowdown in domestic economic conditions. The growth in foreign revenues is primarily due to increased demand from Hewlett Packard in those areas as well as the addition of new customers. See Business Outlook section below.

        Cost of sales in fiscal 2002 decreased to $32,412,000 from $35,102,000 in fiscal 2001 and $34,152,000 in fiscal 2000. Cost of sales as a percentage of net sales was 89.3% in fiscal 2002 compared to 91.2% and 84.7% in fiscal 2001 and fiscal 2000, respectively. The Company's gross profit percentage was 10.7% in fiscal 2002, compared to 8.8% in fiscal 2001 and 15.3% in fiscal 2000. The Company has experienced significant pricing pressures during the past two years. Lower volumes at the Company's domestic locations has led to lower capacity utilization and negatively impacted labor and overhead absorption for the domestic operations. The Company responded to declining U.S. volumes by relocating manufacturing capacity from plants in Texas, Oregon and Colorado to its California facilities during the second half of fiscal 2001. The final closure of the Texas plant, which was the largest of the Company's facilities, occurred in October 2001. The improvement in the gross profit percentage during fiscal 2002 was primarily due to the benefits from the reduced overhead.

        Selling, general and administrative ("SG&A") expense decreased to $3,274,000 compared to $4,484,000 in fiscal 2001 and $4,463,000 in fiscal 2000. SG&A costs decreased in fiscal 2002 due to the plant closures in late fiscal 2001 noted previously, and due to other overhead reductions including significant reductions in the number of employees during the past year. SG&A as a percent of revenues decreased to approximately 9.0% in fiscal 2002 compared to approximately 11.7% in fiscal 2001 and 11.0% in fiscal 2000.

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

Year	The Company	Foamex
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

        During 2001, Foamex agreed to maintain the year 2000 profit sharing split of 50/50. However, in 2002 the profit sharing was changed to 45/55 and it is expected that the Company's profit sharing split will continue to decrease to the 35% level over the next couple of years, and, accordingly, the Company's gross margin related to this arrangement will decline (see note 12). The continued success of the Company's Singapore operations depends upon the continued relationship with Foamex. The net income from operations provided by the Singapore operation was $1,206,000 and $1,471,000 for the fiscal years ended November 30, 2002 and 2001, respectively.

        The Company has not received any notice of investigation, claim or proceeding relating environmental liability nor is the Company aware of any environmental litigation, investigation or unasserted claim involving the Company or its subsidiaries.

Liquidity and Capital Resources

        The Company's operating activities used $419,000 of cash flows in fiscal 2002 compared to providing $2,157,000 in fiscal 2001. In fiscal 2000, operating activities provided $1,525,000. The cash flows for fiscal 2002 were primarily used to pay down accounts payable and accrued liabilities by $2,136,000.

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

        At November 30, 2002, the Company was not in compliance with minimum net income, minimum book net worth and debt service coverage ratio and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. The lender has amended its agreement to extend the termination date of the line of credit from February 2003 to August 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through August 31, 2003. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender or find a replacement lender with acceptable terms. While the Company is in the process of attempting to cure its line of credit violations, and has initiated plans to return to profitability, there are no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations. On August 18, 2003, the Company received a commitment letter from another lender to take over the Company's line of credit. The new proposed line of credit is to expire two years from the date of closing and bear interest at prime plus 1.5%.

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

        The following table aggregates the Company's expected contractual obligations and commitments subsequent to November 30, 2002.

	Payments Due by Period
Contractual Obligations	2003	2004 - 2005	2006 - 2007	Beyond 2007	Total
Line of credit	$3,701,000				$3,701,000
Long-term debt (including debentures)	278,000	$405,000			683,000
Capital lease commitments(1)	182,000	132,000	$13,000		327,000
Operating lease commitments	854,000	1,417,000	480,000	$60,000	2,811,000
Retirement benefits to former employees	157,000	293,000	311,000	3,361,000	4,122,000
Employee contracts	250,000	145,000			395,000

Total contractual cash obligations	$5,422,000	$2,392,000	$804,000	$3,421,000	$12,039,000

(1)
Includes amounts classified as interest.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill. Amortization expense of approximately $60,000 recognized during 2001 and 2000 would not have been recognized under the new accounting rules.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. AMG will adopt SFAS 144 beginning in the fiscal year 2003. The Company does not believe that the adoption of SFAS 144 will materially impact the Company's financial position or results of operations.

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

Item 8. Financial Statements and Supplemental Data

(a)    Financial Statements

        The Report of Independent Certified Public Accountants and the Consolidated Financial Statements listed in the "Index to Financial Statements" are filed as part of this report.

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

/s/ BDO SEIDMAN, LLP BDO SEIDMAN, LLP

Costa Mesa, California
January 30, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of November 30, 2003, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company's management, including the Company's principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        During the quarter ended November 30, 2002, there were no changes in our "internal controls over financial reporting" (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of the Company's Board of Directors, subject to the terms of any applicable employment agreements. The directors and executive officers of the Company are as follows:

Directors

        Timothy R. Busch, 48, was elected to the Company's Board of Directors in September 1997 and was appointed Chairman in February 1998. Mr. Busch is a tax attorney and is president and managing partner of a professional services practice, The Busch Firm, which he founded in 1979. Until May 1999, he was a director of IMPAC Commercial Holdings, Inc., a publicly held company, and is currently a director for several privately held companies. Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. as well as a licensed CPA in California and Michigan.

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

        N. Price Paschall, 54, was elected to the Company's Board of Directors in January 1994. Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992. Mr. Paschall holds a degree in Business Administration from California Polytechnic University in Pomona. In addition, he currently serves on the board of Biopool International, Inc. a publicly-held medical device company.

        Maurice J. DeWald, 62, was elected to the Company's Board of Directors in February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG Peat Marwick Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG Peat Marwick from 1986 to 1991. He currently serves on the boards of two publicly held companies in the healthcare industry, Tenet Healthcare Corporation and ARV Assisted Living, Inc. In addition, he currently serves on the boards of Dai-Ichi Kangyo Bank of California and Monarch Funds, a publicly held investment fund.

        James R. Swartwout, 57, was elected to the Company's Board of Directors in May 2001. From August 1990 to the present, Mr. Swartwout has been Chairman of the Board of Directors of Summa Industries, Inc., a publicly held manufacturer of proprietary engineered plastic products. He joined Summa Industries in October 1988 as its Executive Vice President and Chief Operating Officer, was promoted President and Chief Operating Officer in August 1989 and to Chief Executive Officer in July 1990. Formerly, Mr. Swartwout was a principal in a private leveraged buyout venture. From April 1984 to December 1986, Mr. Swartwout was Executive Vice President of Delphian Corporation, Sunnyvale, California, a manufacturer of analytical instruments, and had held management positions at Farr Company, El Segundo, California, a manufacturer of industrial filtration systems. He earlier worked for American Air Filter Co. and Eastman Kodak Co., and is a former U.S. Navy officer. Mr. Swartwout holds a Bachelor of Science degree in Industrial Engineering from Lafayette College and a Masters in Business Administration from the University of Southern California.

        Robert E. Delk, 52, was elected to the Company's Board of Directors in January 2003. Mr. Delk is a private investor and has been a significant shareholder of the Company since 1996. From 1980 to 1995, he was the Chairman and CEO of the Struckmeyer Corporation, a medical products manufacturing business whose products were made from similar raw materials to those used by Advanced Materials. Struckmeyer Corporation was based in Dallas, Texas, and specialized in the product development and manufacture of disposable surgical products. Mr. Delk holds a Bachelor of Science degree from Stephen F. Austin University, and has experience in the Banking, Consumer Products, and the Advertising industries. He has served on numerous business and civic boards.

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

Item 11. Executive Compensation.

        The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its Chief Executive Officer and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2002 (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation						Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary(1)		Bonus(2)		Other Compensation(3)		Securities Underlying Options Granted
Steve F. Scott President and Chief Executive Officer	2002 2001 2000	$ $ $	187,144 243,526 234,429		— — —	$ $ $	17,980 12,947 18,771	10,000 10,000 10,000
David Lasnier(4) Senior Vice President	2002 2001 2000	$ $ $	131,750 155,745 153,363	$	— — 30,000	$ $ $	12,421 14,425 11,901	— 25,000 —
Tom Lane Chief Executive, Europe	2002 2001 2000	$ $ $	155,475 116,618 129,210	$ $ $	28,947 35,073 37,175	$ $ $	14,524 11,662 12,138	— 100,000 —

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

			Number of Shares Underlying Unexercised Options at November 30, 2002
					Value of Unexercised In-The-Money Options at November 30, 2002(2)
Name	Shares Acquired on Exercise	Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Steve F. Scott	—	—	475,500	—	$900	—
David Lasnier	—	—	180,000	20,000	—	—
Tom Lane	—	—	170,000	80,000	—	—

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

	1998	1999	2000	2001	2002
Nasdaq Stock Market (Composite Index)	100	171.1255	133.258615	99.027463	75.852765
S&P 600 Small Cap Index	100	109.66795	117.262047	130.43035	122.06305
Advanced Materials Group, Inc.	100	58.695652	68.115942	17.391304	18.84058

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

Chief Executive Officer Compensation

        Mr. Scott's employment contract provides for a current base salary of $250,000 and he is eligible for the grant of stock options and a cash bonus awarded at the discretion of the Compensation Committee. Option grants and cash bonus awards granted by the Company in fiscal 2002 are based upon the Company's performance in that year. In determining Mr. Scott's total compensation, the Compensation Committee considers the Company's overall performance, as measured by sales revenue, profitability, earnings per share and share valuation. After considering these indicia of performance, the Compensation Committee awarded no cash bonus in fiscal 2002, 2001 or 2000. In each of these years, Mr. Scott received an option purchase up to 10,000 shares of common stock as compensation for his services as a director of the Company.

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

Item 13. Certain Relationships and Related Transactions.

        The Company is or has been a party to employment and consulting arrangements with related parties, as more particularly described above under the headings "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Page
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Certified Public Accountants	F-2
	Consolidated Statements of Operations for the years ended November 30, 2002, 2001 and 2000	F-3
	Consolidated Balance Sheets for the years ended November 30, 2002 and 2001	F-4
	Consolidated Statements of Stockholders' Equity for the years ended November 30, 2002, 2001 and 2000	F-5
	Consolidated Statements of Cash Flows for the years ended November 30, 2002, 2001 and 2000	F-6
	Notes to Consolidated Financial Statements	F-7
(a)(2)	Financial Statement Schedules:
Schedule II—Valuation and Qualifying Accounts
(a)(3)	Index to Exhibits:
See Index to Exhibits included herein.
(b)	Reports on Form 8-K
None
(c)	Index to Exhibits. See Index to Exhibits included herein.

ADVANCED MATERIALS GROUP, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Board of Directors
Advanced Materials Group, Inc.
Rancho Dominguez, California

        We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

/s/ BDO SEIDMAN, LLP BDO SEIDMAN, LLP
January 30, 2003, except as to notes 4 and 5 which are as of August 31, 2003

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30,	2002	2001	2000
Net sales	$36,287,000	$38,483,000	$40,329,000
Cost of sales (including depreciation of $571,000, $553,000 and $592,000 for the years ended November 30, 2002, 2001 and 2000, respectively)	32,412,000	35,102,000	34,152,000

Gross profit	3,875,000	3,381,000	6,177,000

Operating expenses:
Selling, general and administrative	3,274,000	4,484,000	4,463,000
Restructuring charges	226,000	1,334,000	—
Write-down of goodwill	387,000	—	—
Depreciation and amortization	268,000	344,000	286,000

Total operating expenses	4,155,000	6,162,000	4,749,000

Income (loss) from operations	(280,000)	(2,781,000)	1,428,000
Other (expense) income:
Interest expense	(415,000)	(501,000)	(523,000)
Foreign exchange gain (loss)	44,000	13,000	(67,000)
Other, net	(80,000)	(51,000)	(59,000)

Total other expense, net	(451,000)	(539,000)	(649,000)
Income (loss) from continuing operations before income taxes	(731,000)	(3,320,000)	779,000
Income tax (benefit) expense	(257,000)	66,000	273,000

Income (loss) from continuing operations	(474,000)	(3,386,000)	506,000
Discontinued operations:
Estimated gain on disposal of Condor Utility Products, Inc.	—	—	667,000

Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$(0.05)	$(0.39)	$0.06
Estimated gain on disposal of Condor Utility Products, Inc	—	—	0.08

Net income (loss) per share	$(0.05)	$(0.39)	$0.14

Diluted earnings per common share:
Income (loss) from continuing operations	$(0.05)	$(0.39)	$0.06
Estimated gain on disposal of Condor Utility Products, Inc	—	—	0.07

Net income (loss) per share	$(0.05)	$(0.39)	$0.13

Basic weighted average common shares outstanding	8,671,272	8,671,272	8,599,723

Diluted weighted average common shares outstanding	8,671,272	8,671,272	8,784,412

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

November 30,	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$764,000	$1,303,000
Accounts receivable, net of allowance for doubtful accounts of $97,000 and $199,000 as of November 30, 2002 and 2001, respectively	5,464,000	6,401,000
Inventories, net of allowance for obsolescence of $241,000 and $123,000 as of November 30, 2002 and 2001, respectively	3,456,000	3,551,000
Prepaid expenses and other	143,000	308,000

Total current assets	9,827,000	11,563,000
Property and equipment, net	2,485,000	2,654,000
Goodwill, net of accumulated amortization of $568,000 as of November 30, 2001	—	387,000
Other assets	199,000	168,000

Total assets	$12,511,000	$14,772,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,387,000	$6,457,000
Accrued liabilities	772,000	838,000
Restructuring reserve	378,000	406,000
Deferred income	97,000	255,000
Line of credit	3,701,000	2,788,000
Current portion of long-term obligations	599,000	708,000

Total current liabilities	9,934,000	11,452,000
Convertible debentures	405,000	405,000
Restructuring reserve	504,000	647,000
Retirement benefit to former employees, net of current portion of $157,000 and $154,000 and of discount of $2,871,000 and $2,994,000 at November 30, 2002 and 2001, respectively	1,094,000	1,129,000
Capital lease obligations, net of current portion of $164,000 and $146,000 at November 30, 2002 and 2001, respectively	143,000	234,000

Total liabilities	12,080,000	13,867,000

Commitments and contingencies
Stockholders' equity:
Preferred stock—$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock—$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at November 30, 2002 and 2001	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,661,000)	(6,187,000)

Total stockholders' equity	431,000	905,000

Total liabilities and stockholders' equity	$12,511,000	$14,772,000

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

NOTE—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company's cash equivalents at November 30, 2002 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

        The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2002 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2002 due to the Company's ability to obtain financing at similar interest rates from other lenders.

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

        Hewlett Packard accounted for 66%, 62% and 53% of consolidated revenues for the years ended November 30, 2002, 2001 and 2000, respectively. Hewlett Packard accounted for 51% and 47% of consolidated accounts receivable as of November 30, 2002 and 2001, respectively. The loss of Hewlett Packard as a customer or a decline in the economic prospects of Hewlett Packard would have a material adverse effect on the Company's consolidated financial position and results of operations.

  Suppliers

        Foamex accounted for 50%, 68% and 62% of consolidated purchases for the years ended November 30, 2002, 2001 and 2000, respectively. Foamex accounted for 43% and 22% of consolidated accounts payable at November 30, 2002 and 2001, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business. If another supplier's products were to be substituted by our customers in critical applications, there are no assurances that AMG would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

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

Year	The Company	Foamex
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

        During 2001, Foamex agreed to maintain the year 2000 profit sharing split of 50/50. However, in 2002 the profit sharing was changed to 45/55 and it is expected that the Company's profit sharing split will continue to decrease to the 35% level over the next couple of years, and, accordingly, the Company's gross margin related to this arrangement will decline (see note 12). The continued success of the Company's Singapore operations depends upon the continued relationship with Foamex. The net income from operations provided by the Singapore operation was $1,206,000 and $1,471,000 for the fiscal years ended November 30, 2002 and 2001, respectively.

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

        Basic and Diluted net income (loss) per share computed in accordance with SFAS 128 for the years ended November 30 are as follows:

	2002	2001	2000
BASIC EPS:
Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000
Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,599,723

Net income (loss) per share—basic	$(0.05)	$(0.39)	$0.14

DILUTED EPS:
Net income (loss)	$(474,000)	$(3,386,000)	$1,173,000
Denominator: Weighted average common shares outstanding	8,671,272	8,671,272	8,599,723
Common equivalent shares outstanding:
Options	—	—	162,870
Warrants	—	—	21,819

Total shares	8,671,272	8,671,272	8,784,412

Net income (loss) per share—diluted	$(0.05)	$(0.39)	$0.13

        There were 1,717,000 and 1,735,000 potentially dilutive options, exclusive of effect of convertible debentures, outstanding at November 30, 2002 and 2001, respectively, that were not included above because they would be anti-dilutive.

Recent Accounting Pronouncements

        In July 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations and No. 142, "Goodwill and Other Intangible Assets". These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets. Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill. Amortization expense of approximately $60,000 recognized during 2001 and 2000 would not have been recognized under the new accounting rules.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." SFAS 144 is effective for fiscal years beginning after December 15, 2001. AMG will adopt SFAS 144 beginning in the fiscal year 2003. The Company does not believe that the adoption of SFAS 144 will materially impact the Company's financial position or results of operations.

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

NOTE 2—INVENTORIES

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

NOTE 4—LINE OF CREDIT

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

        This line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of working capital and tangible net worth ratios. The line of credit is secured by substantially all of the assets of the Company and expires on September 30, 2003 (extended on February 11, 2003, May 28, 2003 and August 31, 2003). At November 30, 2002, the Company was not in compliance with these covenants and therefore is in technical default under the compliance provisions of its bank line of credit and has not received a waiver for such non-compliance. The lender has amended its agreement to extend the termination date of the line of credit from February 28, 2003 to September 30, 2003 and to decrease the availability under the line by $10,000 per week during the period from March 1, 2003 through August 31, 2003. The Company is in negotiations with another lender to take over its line of credit, and, on August 18, 2003, the Company received a nonbinding commitment letter from the proposed lender. The new proposed line of credit is to expire two years from the date of closing and bear interest at prime plus 1.5%. Should a definitive agreement not be concluded with the new lender by September 30, 2003, the Company will seek to further extend its existing line of credit agreement.

        Interest expense related to the line of credit totaled approximately $349,000, $494,000, and $361,000 for the years ended November 30, 2002, 2001, and 2000, respectively.

NOTE 5—TERM LOAN

        The Company has an outstanding term loan of $278,000 and $408,000 as of November 30, 2002 and 2001, respectively. The term loan bears interest at prime plus 3.25% (7.5% and 8% at

November 30, 2002 and 2001, respectively). The term loan is secured by substantially all of the assets of the Company and expires in August 2003 (extended on February 11, 2003, May 28, 2003 and August 31, 2003.) The loan is payable to the same bank as the Company's line of credit, for which the Company is in technical default under the compliance provisions (See Note 4). The Company is in negotiations with another lender to take over its term loan, and, on August 18, 2003, the Company received a nonbinding commitment letter from the proposed lender. The new proposed term loan is to amortize straight line over 60 months with a balloon due two years from the date of closing. It will bear interest at prime plus 2.0%. Should a definitive agreement not be concluded with the new lender by September 30, 2003, the Company will seek to further extend its existing term loan.

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

        The following table summarizes the changes in the restructuring reserve during the fiscal year ended November 30, 2002:

Beginning Balance, November 30, 2001	$1,053,000
Additional reserve—change in estimate	226,000
Less: cash paid	(397,000)

Balance, November 30, 2002	$882,000

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

NOTE 9—STOCKHOLDERS' EQUITY

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

        During 2002, the Company issued non-qualifying options to its directors to purchase 50,000 shares of the Company's common stock under the 1998 plan, at an exercise price of $0.17. The options vested immediately and expire in January 2007. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

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

        The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2002.

Exercise Price	Outstanding	Exercisable	Weighted Average Contractual Life Remaining
Number of Options
$0.00 - 0.50	490,500	294,500	5.0 years
0.51 - 1.00	475,000	475,000	3.4
1.01 - 1.50	365,000	365,000	3.9
1.51 - 2.00	111,500	96,700	5.4
3.01 - 3.50	75,000	75,000	5.2
3.51 - 4.00	200,000	200,000	3.9

	1,717,000	1,506,200	4.2

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

        On September 11, 2002, California Governor Gray Davis signed one of the budget trailer bills that implement the state's 2002-2003 Budget Bill (A425). The new law suspends the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended by up to two years.

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

	AMG-US Operations	AMI-US Operations	AMI- Singapore	AML Ireland	Consolidated
NET SALES
2002	$—	$14,849,000	$11,739,000	$9,699,000	$36,287,000
2001	$—	$17,882,000	$11,541,000	$9,060,000	$38,483,000
2000	$—	$23,304,000	$10,046,000	$6,979,000	$40,329,000
SEGMENT INCOME (LOSS) BEFORE CORPORATE ALLOCATION
2002	$(1,556,000)	$(671,000)	$1,206,000	$547,000	$(474,000)
2001	$(1,864,000)	$(3,514,000)	$1,471,000	$521,000	$(3,386,000)
2000	$(1,975,000	$859,000	$1,686,000	$603,000	$1,173,000
CORPORATE ALLOCATION(1)
2002	$1,556,000	$(712,000)	$(555,000)	$(289,000)	$—
2001	$1,864,000	$(1,064,000)	$(470,000)	$(330,000)	$—
2000	$1,975,000	$(1,242,000)	$(386,000)	$(347,000)	$—
NET INCOME (LOSS)
2002	$—	$(1,383,000)	$651,000	$258,000	$(474,000)
2001	$—	$(4,578,000)	$1,001,000	$191,000	$(3,386,000)
2000	$—	$(383,000)	$1,300,000	$256,000	$1,173,000
DEPRECIATION AND AMORTIZAITON
2002	$—	$(527,000)	$(10,000)	$(302,000)	$(839,000)
2001	$—	$(558,000)	$(10,000)	$(265,000)	$(833,000)
2000	$—	$(582,000)	$(10,000)	$(223,000)	$(815,000)
INCOME TAXES
2002	$—	$294,000	$—	$(37,000)	$257,000
2001	$—	$—	$—	$(66,000)	$(66,000)
2000	$—	$(273,000)	$—	$—	$(273,000)
TOTAL ASSETS
2002	$167,000	$6,912,000	$2,032,000	$3,400,000	$12,511,000
2001	$288,000	$7,032,000	$3,755,000	$3,697,000	$14,772,000

(1)
Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

NOTE 13—QUARTERLY FINANCIAL DATA (Unaudited)

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

ADVANCED MATERIALS GROUP, INC.
Dated: September 17, 2003
	By:	/s/ ROBERT E. DELK Robert E. Delk President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT E. DELK Robert E. Delk	Chief Executive Officer, President and Director (Principal Executive Officer)	September 17, 2003
/s/ GAYLE L. ARNOLD Gayle L. Arnold	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2003
/s/ TIMOTHY R. BUSCH Timothy R. Busch	Chairman and Director	September 17, 2003
/s/ MAURICE J. DEWALD Maurice J. DeWald	Director	September 17, 2003
/s/ N. PRICE PASCHALL N. Price Paschall	Director	September 17, 2003
/s/ JAMES SWARTWOUT James Swartwout	Director	September 17, 2003

EXHIBITS FILED WITH THIS AMENDMENT NO 2 TO ANNUAL REPORT ON FORM 10-K

Exhibit No.	Description
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO EXHIBITS

No.	Exhibits
2.1	Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire Advanced Materials, Inc.(1)
3.1	Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.).(1)
3.2	Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc.(1)
3.3	Bylaws, as amended, of Advanced Materials Group, Inc.(1)
10.1	Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc.(1)
10.2	Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc. dated December 2, 1992.(1)
10.3	Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc.(2)
10.4	The 1993 Stock Option Plan of Advanced Materials Group, Inc.(3)(*)
10.5	Form of Convertible Debenture.(4)
10.6	Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618.(5)
10.7	Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson.(6)
10.8	Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity Corporation, as Landlord and Advanced Materials, Inc., as Tenant.(7)
10.9	Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C.(8)
10.10	Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC.(9)
10.11	Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo National Association.(10)
10.12	First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Wells Fargo National Association.(11)
10.13	Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Gasket and Molded Products, Inc. and Shareholders.(12)
10.14	Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And Riggs National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust.(13)
10.15	The 1997 Stock Option Plan of Advanced Materials Group, Inc.(14)
10.16	Industrial Sublease Agreement executed September 1, 1997 between Advanced Material, Inc. as landlord and S-Line as tenant.(15)
10.17	Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte. Ltd.(16)
10.18	Form of Warrant Assignment Agreement dated September 15, 1997 between Trilon Dominion Partners, LLC. and certain individuals.(17)

10.19	Credit Agreement dated as of February 27, 1998 between Advanced Materials Group, Inc. and Wells Fargo Bank, National Association.(18)
10.20	The 1998 Stock Option Plan of Advanced Materials Group, Inc.(19)(*)
10.21
Agreement of Settlement and General Release, dated October 20, 1998, by and among Advanced Materials Group, Inc., Condor Utility Products, Inc. and Gary and Dora Valiska, former employees of Condor Utility Products, Inc.(20)
10.22	Employment agreement dated September 11, 1998 between Advanced Materials Group, Inc. and Steve F. Scott, Chief Executive Officer, President and Director.(21)(*)
10.23	Consulting Agreement dated March 31, 1997, by and between Advanced Materials Group, Inc. and Paschall and Company.(22)
10.24
Industrial Lease Agreement, including addenda and additional provisions, executed June 30, 1999, by and between Riggs & Company, a division of Riggs Bank N.A., as Trustee of the Multi-Employer Property Trust, as Landlord, and Advanced Materials, Inc., as Tenant.(23)
10.25	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior Vice President, General Manager.(24)(*)
10.26	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice President, Chief Financial Officer.(25)(*)
16.1	Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group, Inc.'s statement regarding change of accountants.(26)
21.1	List of Subsidiaries.(27)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)
Management contract or compensatory plan or arrangement required to be filed as an exhibit.

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

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplemental Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
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
SIGNATURES
EXHIBITS FILED WITH THIS AMENDMENT NO 2 TO ANNUAL REPORT ON FORM 10-K
INDEX TO EXHIBITS