Form 10-Q
period 2003-08-31
ADVANCED MATERIALS GROUP INC
filed 2003-10-20
CIK 806514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.) ☐Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

COMMON STOCK, $.001 PAR VALUE, 8,671,272 SHARES OUTSTANDING AS OF OCTOBER 10, 2003.

ADVANCED MATERIALS GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Net sales	$2,587,000	$7,100,000	12,175,000	$20,274,000
Cost of sales	2,296,000	6,459,000	10,980,000	18,602,000
Gross profit	291,000	641,000	1,195,000	1,672,000
Operating expenses:
Selling, general and administrative	279,000	426,000	998,000	1,427,000
Depreciation and amortization	53,000	56,000	158,000	173,000
Total operating expenses	332,000	482,000	1,156,000	1,600,000
Income (loss) from continuing operations	(41,000)	159,000	39,000	72,000
Other income (expense):
Interest expense	(44,000)	(106,000)	(211,000)	(300,000)
Other, net	—	(42,000)	(36,000)	(115,000)
Total other expenses, net	(44,000)	(148,000)	(247,000)	(415,000)
Income (loss) from continuing operations before income taxes	(85,000)	11,000	(208,000)	(343,000)
Income tax expense	—	—	—	—
Net income (loss) from continuing operations	(85,000)	11,000	(208,000)	(343,000)

Discontinued operations:
Income (loss) from operations of AML-Ireland	(70,000)	16,000	(40,000)	(26,000)

Net income (loss)	$(155,000)	$27,000	$(248,000)	$(369,000)
Basic and diluted loss per common share:
Income (loss) from continuing operations	$(0.01)	$—	$(0.02)	$(0.04)
Income (loss) from discontinued operations	(0.01)	—	—	—
Basic and diluted loss per common share	$(0.02)	$0.00	(0.02)	$(0.04)
Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

See accompanying notes to condensed consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2003	November 30, 2002

ASSETS

Current assets:
Cash and cash equivalents	$64,000	$639,000
Accounts receivable, net of allowance of $89,000 and $69,000 at August 31, 2003 and November 30, 2002, respectively	1,514,000	4,284,000
Inventories, net	1,570,000	2,310,000
Prepaid expenses and other	193,000	136,000
Discontinued operations	601,000	1,690,000
Total current assets	3,942,000	9,059,000

Property and equipment, net	1,407,000	1,683,000
Other assets	54,000	58,000
Total assets	$5,403,000	$10,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,259,000	$3,081,000
Accrued liabilities	313,000	367,000
Restructuring reserve, current	378,000	378,000
Deferred income	—	97,000
Line of credit	1,044,000	3,701,000
Convertible debentures	405,000	-
Current portion of long-term obligations	493,000	599,000

Total current liabilities	3,892,000	8,223,000

Convertible debentures	—	405,000
Deferred compensation, net of current protion	1,094,000	1,094,000
Restructuring reserve, net of current portion	196,000	504,000
Capital leases, net of current portion	38,000	143,000

Total liabilities	5,220,000	10,369,000

Stockholders’ equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at August 31, 2003 and November 30, 2002	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(6,909,000)	(6,661,000)

Total stockholders’ equity	183,000	431,000

Total liabilities and stockholders’ equity	$5,403,000	$10,800,000

See accompanying notes to condensed consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net loss from continuing operations	$(208,000)	$(343,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	383,000	385,000
Provision for bad debt	—	18,000
Interest on deferred compensation	48,000	109,000
Changes in operating assets and liabilities:
Accounts receivable	3,253,000	266,000
Inventories	740,000	(155,000)
Prepaid expenses and other	(47,000)	(25,000)
Accounts payable and accrued liabilities	(1,876,000)	(960,000)
Restructuring reserve	(308,000)	(306,000)
Deferred income	(97,000)	(137,000)
Net cash provided by (used in) operating activities	1,888,000	(1,148,000)

Cash flows from investing activities:
Purchases of property and equipment	(108,000)	(207,000)
Net cash used in investing activities	(108,000)	(207,000)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(2,657,000)	930,000
Repayments of other long-term obligations	(260,000)	(236,000)
Net cash (used in) provided by financing activities	(2,917,000)	694,000

Net change in cash and cash equivalents from continuing operations	(1,137,000)	(661,000)

Cash provided by discontinued operations	1,045,000	485,000
Cash and cash equivalents, beginning of period	156,000	275,000

Cash and cash equivalents, end of period	$64,000	$99,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$220,000	$305,000
Income taxes	$—	$—

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

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of August 31, 2003 and November 30, 2002 and the results of operations and cash flows for the related interim periods ended August 31, 2003 and 2002.  However, these results are not necessarily indicative of results for any other interim period or for the year.  It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2002.

The Company has incurred substantial losses from operations, has a working capital deficit and has not been in compliance with minimum net income and minimum book net worth covenants, and therefore was in technical default under the compliance provisions of its bank line of credit and term loan.  This bank line of credit and term loan expired in September 2003 and were subsequently paid in full with funds from new borrowings.

In October 2003, the Company entered into a line of credit agreement with another lender providing for borrowings up to $3,250,000, as defined.  The Company entered into a term loan for $368,000 with the same lender.  The line of credit and the term loan bear interest at prime plus 1.5%, expire in October 2005 and are secured by substantially all of the assets of the Company.

As described in Notes 10 and 11, the Company has recently signed a non-binding letter of intent to sell its subsidiary in Ireland and has amended the structure of its manufacturing agreement in Singapore.  These transactions, if consummated, are expected to generate proceeds of approximately $1,100,000 and significantly reduce the Company’s liabilities and increase its book net worth. The Company anticipates these funds along with existing cash, cash from operations and existing lines of credit will supply sufficient cash for its short- and long-term projected needs for operations.

2)            INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market.               Inventories consisted of the following:

	August 31, 2003	November 30, 2002
	(unaudited)

Raw Materials	$556,000	$965,000
Work-in-process	52,000	162,000
Finished Goods	1,047,000	1,424,000
	1,655,000	2,551,000
Less allowance for obsolete inventory	(85,000)	(241,000)

	$1,570,000	$2,310,000

3)            BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share is computed in accordance with Statement of Financial Accounting Standards (“SFAS”)  No. 128. In the computations for the three and nine-month periods ended August 31, 2003 and 2002, common equivalent shares are excluded from diluted loss per share as their effect is antidilutive.

4)                   SEGMENT REPORTING

The Company’s foreign operations consist of a sales joint venture located in Singapore which began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three and nine months ended August 31, 2003 and 2002.   Income (loss) from discontinued operations are included in the amounts for AMG-US Operations.

	AMG-US Operations	AMI-US Operations	AMI-Singapore	Consolidated

Three Months Ended August 31, 2003 and 2002

Revenue:

2003	$—	$2,173,000	$414,000	$2,587,000
2002	$—	$4,020,000	$3,080,000	$7,100,000

Segment Income (Loss):

2003	$(209,000)	$—	$54,000	$(155,000)
2002	$(298,000)	$102,000	$223,000	$27,000

Corporate Allocation (1):

2003	$140,000	$(98,000)	$(42,000)	$—
2002	$314,000	$(178,000)	$(136,000)	$—

Net Income (Loss):

2003	$(69,000)	$(98,000)	$12,000	$(155,000)
2002	$16,000	$(76,000)	$87,000	$27,000

	AMG-US Operations	AMI-US Operations	AMI-Singapore	Consolidated

Nine Months Ended August 31, 2003 and 2002

Revenue:

2003	$—	$7,821,000	$4,354,000	$12,175,000
2002	$—	$10,941,000	$9,333,000	$20,274,000

Segment Income (Loss):

2003	$(699,000)	$56,000	$395,000	$(248,000)
2002	$(973,000)	$(187,000)	$791,000	$(369,000)

Corporate Allocation (1):

2003	$659,000	$(342,000)	$(317,000)	$—
2002	$947,000	$(512,000)	$(435,000)	$—

Net Income (Loss):

2003	$(40,000)	$(286,000)	$78,000	$(248,000)
2002	$(26,000)	$(699,000)	$356,000	$(369,000)

Total Assets: As of August 31, 2003 and November 30, 2002

2003	$501,000	$4,699,000	$203,000	$5,403,000
2002	$1,856,000	$6,912,000	$2,032,000	$10,800,000

(1) Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

5)             CONTINGENT LIABILITIES

Material legal proceedings to which the Company is a party are discussed in Part 1, Item 3, in the Company’s latest Annual Report on Form 10-K and in Part II, Item 1 of this Form 10-Q.

6)            DEBT

As of August 31, 2003, the Company had a revolving line of credit agreement with a bank, which provided for borrowings up to $4,500,000, as defined. The line bore interest at prime plus 3.25% (7.5% at August 31, 2003).  The line of credit was secured by substantially all of the assets of the Company.  This line of credit expired on September 30, 2003 and was subsequently paid in full with funds from a new line of credit discussed below.

The Company also had an outstanding term loan of $180,000 as of August 31, 2003.  The term loan bore interest at prime plus 3.25% (7.5% at August 31, 2003).  The term loan was secured by substantially all of the assets of the Company and expired on September 30, 2003.  The loan was payable to the same bank as the Company’s line of credit and was subsequently paid in full with funds from a new term loan discussed below.

In October 2003, the Company entered into a line of credit agreement with another lender providing for borrowings up to $3,250,000, as defined.  The Company entered into a term loan for $368,000 with the same lender.  The line of credit and the term loan bear interest at prime plus 1.5%, expire in October 2005 and are secured by substantially all of the assets of the Company.

7)    RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado.  The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001.  The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales.  During the three month period ended August 31, 2003, approximately $93,000 in lease costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $574,000 (net of probable lease revenue of $240,000), which have been substantially classified as a long-term liability since the lease payments will be made through November 2005.

8)    DEFERRED COMPENSATION

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunciton with a liability it had assumed in a business combination in 1992.  As of March 2003, the Company ceased making payments to these individuals as the Company believes it has fulfilled its obligation.  The Company is currently in discussions with the parties involved regarding its obligations per the underlying agreement.  As of August 31, 2003, it had not reversed the reserve for deferred compensation of $1,251,000.

9)    RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation, Transition and Disclosure, an Amendment of FASB Statement No. 123.”  SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  Finally, this statement amends Accounting Principles Bulletin Opinion (“APB”) No. 28, “Interim Financial Reporting,” to require disclosure about those effects in the interim financial information.  The amendments to SFAS No. 123 that provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation are effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to SFAS No.123 relating to disclosure and the amendment to APB No.28 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  There was no compensation expense related to stock based compensation plans for any period presented.

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued.  This statement establishes standards for how an isuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No.150 is not expected to have a significant effect on the Copmpany’s consolidated financial statements.

10)  DISCONTINUED OPERATIONS

On June 17, 2003, the Company signed a non-binding letter of intent to sell the stock of its wholly-owned subsidiary in Ireland, Advanced Materials Ltd. (“AML-Ireland”) to a group of investors headed by the management of AML-Ireland.  The sale is expected to close in October 2003 and is subject to conditions, including receipt of necessary consents, compliance with all applicable laws and receipt of financing by the buyer. The total consideration for the sale is expected to be approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash.  The sale is expected to close in October 2003.

Operation results of AML-Ireland for the three and nine-month periods ended August 31, 2003 are shown separately in the accompanying consolidated statement of operations.  The consolidated statement of operations for the three and nine-month periods ended August 31, 2002 have been restated and operating results of AML-Ireland are also shown separately as discontinued operations for those periods.

Assets and liabilities of AML-Ireland to be disposed of consisted of the following at August 31, 2003 and November 30, 2002:

	August 31, 2003	November 30, 2002

Cash	$336,000	$608,000
Accounts receivable, net	1,041,000	697,000
Inventories, net	1,579,000	1,146,000
Property, plant and equipment	647,000	802,000
Prepaids and other assets	149,000	148,000
Total assets	3,752,000	3,400,000

Accounts payable	2,706,000	1,305,000
Accrued liabilities	445,000	406,000
Total liabilities	3,151,000	1,711,000

Net assets of discontinued operations	$601,000	$1,690,000

Results of operations of AML-Ireland for the three and nine month periods ended August 31, 2003 and 2002 were are follows:

	Three months ended August 31,		Nine months ended August 31,
	2003	2002	2003	2002

Revenues	$2,648,000	$2,454,000	$7,286,000	$7,197,000

Costs and expenses:
Cost of sales	2,173,000	2,015,000	5,889,000	6,118,000
General and administrative	545,000	416,000	1,406,000	1,123,000
Other	—	7,000	31,000	(18,000)
Total costs and expenses	2,718,000	2,438,000	7,326,000	7,223,000

Income (loss) from discontinued Operations	$(70,000)	$16,000	$(40,000)	$(26,000)

11)      CHANGE IN SINGAPORE AGREEMENT

On June 20, 2003, the Company signed an amendment to its manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex.  Although this change will not affect the Company’s share of the profitability under the agreement, it will cause a significant reduction in its future reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.

Revenues as reported relating to the Singapore manufacturing agreement were $414,000 and $4,354,000 for the three- and nine-month periods ended August 31, 2003, respectively.  Revenues as reported relating to the Singapore manufacturing agreement were $3,081,000 and $9,333,000 for the three- and nine-month periods ended August 31, 2002, respectively.  Under the amended agreement, only the Company’s share of the profit would have been reported as revenue.  The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $54,000 for the three-month period ended August 31, 2003 and $395,000 for the nine-month period ended August 31, 2003. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $223,000 for the three-month period ended August 31, 2002 and $791,000 for the nine-month period ended August 31, 2002.

12)      STOCKHOLDERS’ EQUITY

In August 2003, the Company issued non-qualified stock options to its President to purchase up to 870,000 shares of the Company’s common stock at exercise prices ranging from $1.12 to $2.24.  The options are subject to continued employment, vest ratably over a five-year period and expire in August 2008.  Issuance of these options is pending shareholder approval of a new 2003 stock option plan (the “2003 Plan”) and, accordingly, any compensation expense will be determined if and when the 2003 Plan is so approved.

In August 2003, the Company entered into two restricted stock purchase agreements with its President.   All of the shares under the agreements are to be purchased with secured promissory notes payable in whole or in part at any time, secured by the underlying shares, and bearing interest at 5%.  Under the terms of the agreements, the Company has the right to repurchase or cancel the purchase of the shares, as defined.  One agreement is for the purchase of up to 435,000 shares of the Company’s common stock for $0.28 per share.  One twelfth (1/12) of the shares under this agreement shall be released from the Company’s repurchase option on the first day of each month commencing September 1, 2003 and ending August 1, 2004.  The second agreement is for the purchase of up to 435,000 shares of the Company’s common stock for $0.56 per share.  One sixtieth (1/60) of the shares under this agreement shall be released from the Company’s repurchase option on the first day of each month commencing September 1, 2003 and ending August 1, 2008.  Issuance of these shares is pending shareholder approval of the 2003 Plan and, accordingly, any compensation expense will be determined if and when the 2003 Plan is so approved.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues, and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2002 and in “Factors That Could Affect Future Results” below.

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

Restructuring Reserve

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities.  Such costs are recorded as a current liability and primarily include employee severance and contractual obligations.  These costs are not associated with nor do they benefit continuing activities.    Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring.  Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities.  The Company reviews the status of restructuring activities on a quarterly basis, and if appropriate, records changes based on updated estimates.

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

Results of Operations

FY 03 Current Three Months Versus FY 02

Net sales for the quarter ended August 31, 2003 were $2,587,000, versus $7,100,000 for the same period of fiscal 2002, a decrease of $4,513,000 or 64%.  This decrease in net sales is attributable to lower sales in both the U.S. operations and in Singapore.

The lower sales for the U.S. operations of approximately $1.8 million are due to both lower sales prices and lower sales volumes.  The Company has continued to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia.  For the shipping cost sensitive foam commodities that the Company primarily sells, it is very difficult to be competitive with the local fabricators in Asia.

The lower sales in Singapore of approximately $2.7 million are primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore.  Additionally, there was an amendment to the Company’s manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003.  Although this change does not affect the Company’s share of the profitability under the agreement, it does cause a significant reduction in its reported revenues.  See Note 11 of the Notes to Condensed Consolidated Financial Statements included herein.

 Cost of sales for the quarters ended August 31, 2003 and 2002 were $2,296,000 and $6,459,000, respectively. Cost of sales as a percentage of net sales was 89% for the third quarter of fiscal 2003, compared to 91% for the third quarter of fiscal 2002.  Cost of sales as a percentage of net sales decreased primarily due to lower labor and overhead costs due to the optimizing of manufacturing processes and consolidation of domestic operations.  These cost reductions more than offset the price reductions noted above.

Selling, general and administrative expenses were $147,000 lower for the third quarter of fiscal 2003 compared to the same period in the prior year at $279,000 and $426,000, respectively.  This decrease is due to a reduction in personnel costs.

Interest expense for the third quarters of fiscal 2003 and 2002 was $44,000 and $106,000, repectively.  The reduction in interest expense is primarily due to lower balances outstanding on the Company’s line of credit and lower interest rates.

Net loss for the third quarter of fiscal 2003 was $155,000, compared to a net income of $27,000 for the third quarter of fiscal 2002. Basic and diluted loss per share for the third quarter of fiscal 2003 was $0.02 compared to $0.00 for the third quarter of fiscal 2002 on a weighted average of 8.7 million shares.

FY 03 Current Nine Months Versus FY 02

Net sales for the nine months ended August 31, 2003 were $12,175,000, versus $20,274,000 for the same period of fiscal 2002, a decrease of $8,099,000 or 40%.  This decrease in net sales is attributable to lower sales in both the U.S. operations and in Singapore.

The lower sales for the U.S. operations of approximately $3.1 million are due to both lower sales prices and lower sales volumes.  The Company has continued to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia.  For the shipping cost sensitive foam commodities that the Company primarily sells, it is very difficult to be competitive with the local fabricators in Asia.

The lower sales in Singapore of approximately $5.0 million are primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore. Additionally, there was an amendment to the Company’s manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003.  Although this change does not affect the Company’s share of the profitability under the agreement, it does cause a significant reduction in its reported revenues.  See Note 11 of the Notes to Condensed Consolidated Financial Statements included herein.

Cost of sales for the nine-month periods ended August 31, 2003 and 2002 were $10,980,000 and $18,602000, respectively. Cost of sales as a percentage of net sales was 90% for the nine months ended August 31, 2003, compared to 92% for the nine months ended August 31, 2002.  Cost of sales as a percentage of net sales decreased primarily due to lower labor and overhead costs due to the optimizing of manufacturing processes and consolidation of domestic operations. These cost reductions more than offset the price reductions noted above.

Selling, general and administrative expenses were $998,000 for the nine months ended August 31, 2003 compared to $1,427,000 for the same period in the prior fiscal year, a decrease of $429,000 or 30%.  This decrease is due to cost reductions put in place during the third quarter of fiscal 2002, which have carried forward through fiscal 2003.

Interest expense for the nine months ended August 31, 2003 and 2002 was $211,000 and $300,000, repectively.  The reduction in interest expense is primarily due to lower balances outstanding on the Company’s line of credit and lower interest rates.

Net loss for the nine months ended August 31, 2003 was $248,000, compared to a net loss of $369,000 for the nine months ended August 31, 2002. Basic and diluted loss per share for the nine-month period ended August 31, 2003 was $0.02 compated to a net loss of $0.04 per share for the nine-month period ended August 31, 2002, on a weighted average of 8.7 million shares.

Segment Information

The following is a discussion of operating results for each of the Company’s business segments. Quarterly financial data for each segment can be found in Note 4 to the unaudited condensed consolidated financial statements included in this Form 10-Q. The reportable segments disclosed in this Form 10-Q are based on the Company’s internal management responsibility.

FY 03 Current Three Months Versus FY 02

AMI-U.S. Operations

Net sales for the quarter ended August 31, 2003 were $2,173,000, compared to net sales for the quarter ended August 31, 2002 of $4,020,000, a decrease of $1,847,000 or 46%. The decrease in net sales is primarily attributable to lower sales volumes, as some existing customers moved their operations to overseas locations which made it impractical for them to purchase their products from the Company.  The segment income for the quarter ended August 31, 2003 was $0, compared to the segment income for the quarter ended August 31, 2002 of $102,000. The decrease in the segment income is primarily attributable to the lower sales, partially offset by lower operating costs and a reduction in the number of employees as the Company continues to focus on the reduction of operating expenses in order to improve profitability.

AMFSC-Singapore

Net sales for the quarter ended August 31, 2003 were $414,000, compared to net sales for the quarter ended August 31, 2002 of $3,080,000, a decrease of $2,666,000 or 87%. This decrease in net sales for the nine-month period ended August 31, 2003 is primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore. Additionally, there was an amendment to the Company’s manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003.  Although this change does not affect the Company’s share of the profitability under the agreement, it does cause a significant reduction in its reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.

Management believes this change is beneficial to the Company as it will still maintain a share of the profits from the Singapore agreement, while significantly reducing its capital requirements since it will no longer need to purchase raw materials several months in advance of realizing sales.

Segment income for the quarter ended August 31, 2003 was $54,000, compared to segment income for the quarter ended August 31, 2002 of $223,000. The decrease in income is primarily attributable to the reduction in the sales and the reduction in the Company’s share of the gross profit per the original terms of the agreement with Foamex.

FY 03 Current Nine Months Versus FY 02

AMI-U.S. Operations

Net sales for the nine-month period ended August 31, 2003 were $7,820,000, compared to net sales for the nine-month period ended August 31, 2002 of $10,941,000, a decrease of $3,120,000 or 28%. The decrease in net sales is primarily attributable to lower sales volumes as some existing customers moved their operations to overseas locations which made it impractical for them to purchase their products from the Company.  Additionally in late fiscal 2002, the Company ceased selling to certain customers with less than desireable profit margins.  This reduced the Company’s sales, but helped improve the overall gross margin for the nine-month period ended August 31, 2003.  The segment income for the nine-month period ended August 31, 2003 was $56,000, compared to the net loss for the nine-month period ended August 31, 2002 of $187,000. The improvement in segment income is primarily attributable to lower operating costs and a reduction in the number of employees as the Company continues to focus on the reduction of operating expenses in order to improve profitability.

AMFSC-Singapore

Net sales for the nine months ended August 31, 2003 were $4,354,000, compared to net sales for the quarter ended August 31, 2002 of $9,333,000, a decrease of $4,979,000 or 53%. This decrease in net sales for the nine-month period ended August 31, 2003 is primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore. Additionally, there was an amendment to the Company’s manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003.  Although this change does not affect the Company’s share of the profitability under the agreement, it does cause a significant reduction in its reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.

Management believes this change is beneficial to the Company as it will still maintain a share of the profits from the Singapore agreement, while significantly reducing its capital requirements since it will no longer need to purchase raw materials several months in advance of realizing sales.

Segment income for the nine-month period ended August 31, 2003 was $395,000, compared to segment income for the quarter ended August 31, 2002 of $791,000, a decrease of $396,000 or 50%. The decrease in income is primarily attributable to the reduction in the sales and the reduction in the Company’s share of the gross profit per the original terms of the agreement with Foamex.

Liquidity and Capital Resources

Cash and cash equivalents were $64,000 at August 31, 2003, compared with $639,000 at November 30, 2002. During the nine-month period ended August 31, 2003, cash flows from operating activities of $1,888,000 were used primarily to reduce the line of credit and make payments on long-term liabilities.

Operating activities generated $1,888,000 of cash during the nine-month period ended August 31, 2003 compared with using $1,140,000 in the corresponding period of fiscal 2002. The increase in cash generated from operating activities in fiscal 2003 resulted primarily from a decrease in accounts receivable and inventories of $3,253,000 and $740,000, respectively.

Net trade receivables at August 31, 2003 were $1,514,000, compared to $4,284,000 at November 30, 2002. The decrease is due to the lower sales volumes during the nine-month period ended August 31, 2003 compared to the period ended November 30, 2002.

Inventory at August 31, 2003 was $1,570,000, compared to $2,310,000 at November 30, 2002.   The lower inventory amount is due to lower sales volumes.

Capital expenditures were $108,000 for the nine months ended August 31, 2003, compared to $207,000 for the corresponding period in fiscal 2002. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the nine months of 2003 decreased by $2,917,000.

The Company had $64,000 of cash and cash equivalents at August 31, 2003.  As of August 31, 2003, the Company had a revolving line of credit agreement with a bank, which provided for borrowings up to $4,500,000, as defined. The line bore interest at prime plus 3.25% (7.5% at August 31, 2003).  The line of credit was secured by substantially all of the assets of the Company.  This line of credit expired on September 30, 2003 and has been subsequently paid in full with funds from a new line of credit discussed below.

The Company also had an outstanding term loan of $180,000 as of August 31, 2003.  The term loan bore interest at prime plus 3.25% (7.5% at August 31, 2003).  The term loan was secured by substantially all of the assets of the Company and expired on September 30, 2003.  The loan was payable to the same bank as the Company’s line of credit and has been subseqently paid in full with funds from a new line of credit discussed below.

In October 2003, the Company entered into a line of credit agreement with another lender providing for borrowings up to $3,250,000, as defined.  The Company entered into a term loan for $368,000 with the same lender.  The line of credit and the term loan bear interest at prime plus 1.5%, expire in October 2005 and are secured by substantially all of the assets of the Company.

Factors That Could Affect Future Results

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

Stock Price - The Company’s stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect the stock price are:

•                  The Company’s, its customers’ or its competitors’ announcement of new or discontinued products,

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

The Company’s common stock traded on The Nasdaq SmallCap Stock Market (“Nasdaq”) under the symbol “ADMG” from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company’s common stock was delisted from Nasdaq and since that time has traded on the NASD-regulated OTC Bulletin Board under the symbol “ADMG.OB.”   Investors may find it difficult to find quotations for or dispose of shares of the Company’s common stock.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A discussion of the Company’s exposure to, and management of, market risk appears in Part I, Item 2 of this Form 10-Q under the heading “Factors That Could Affect Future Results” and in Part II, Item 7A of the Company’s 2002 Annual Report on Form 10-K for the fiscal year ended November 30, 2002. There have been no material changes in the Company’s market risks during the nine months ended August 31, 2003.

ITEM 4 – CONTROLS AND PROCEDURES.

The Company’s Chief Executive Officer and Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of August 31, 2003, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended August 31, 2003, there were no changes in the Company’s “internal controls over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

(b)     Reports on Form 8-K

On July 17, 2003 the Company furnished a report on Form 8-K for July 16, 2003 regarding its earnings release for the second quarter of fiscal 2003.  The report contained a press releaase under Item 7 – Financial Statements and Exhibits and a reference to the press release under Item 12 – Disclosure of Results of Operations and Finanical Condition.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 20, 2003		ADVANCED MATERIALS GROUP, INC.

	By:	/s/ ROBERT E. DELK
Robert E. Delk
President and CEO

/s/ GAYLE ARNOLD
Gayle Arnold
Chief Financial Officer