Form 10-K
period 2003-11-30
ADVANCED MATERIALS GROUP INC
filed 2004-03-02
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 12b-25

Commission File Number 000-16401

NOTIFICATION OF LATE FILING

(Check one):	☒ Form 10-K	☐ Form 20-F	☐ Form 11-K	☐ Form 10-Q	☐ Form N-SAR	☐ Form N-CSR

	For Period Ended:	November 30, 2003

☐ Transition Report on Form 10-K
☐ Transition Report on Form 20-F
☐ Transition Report on Form 11-K
☐ Transition Report on Form 10-Q
☐ Transition Report on Form N-SAR
For the Transition Period Ended:

Read Instruction (on back page) Before Preparing Form. Please Print or Type.
Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

PART I — REGISTRANT INFORMATION

ADVANCED MATERIALS GROUP, INC.
Full Name of Registrant

Former Name if Applicable

20211 S. SUSANA ROAD
Address of Principal Executive Office (Street and Number)

RANCHO DOMINGUEZ, CALIFORNIA 90221
City, State and Zip Code

PART II — RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

	(a)	The reason described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense
☒	(b)

The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

	(c)	The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III — NARRATIVE

State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

THE REGISTRANT IS UNABLE TO FILE THE SUBJECT REPORT IN A TIMELY MANNER BECAUSE THE REGISTRANT IS FINALIZING FINANCIAL DISCLOSURES REGARDING RECENT TRANSACTIONS AND CHANGES IN THE RELATIONSHIP WITH A JOINT VENTURE PARTNER DESCRIBED IN THE SUBJECT REPORT AND THEREFORE WAS NOT ABLE TO COMPLETE TIMELY ITS FINANCIAL STATEMENTS WITHOUT UNREASONABLE EFFORT OR EXPENSE.  THE REGISTRANT ANTICIPATES FILING THE SUBJECT REPORT ON OR BEFORE THE FIFTEENTH CALENDAR DAY FOLLOWING THE PRESCRIBED DUE DATE.

PART IV — OTHER INFORMATION

(1)	Name and telephone number of person to contact in regard to this notification

	GAYLE ARNOLD	(310)	537-5444
	(Name)	(Area Code)	(Telephone Number)

(2)

Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s).

☒ Yes			☐ No

(3)

Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☒ Yes			☐ No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

THE REGISTRANT ANTICIPATES THAT TOTAL REVENUES FOR THE YEAR ENDED NOVEMBER 30, 2003 WILL BE APPROXIMATELY $14.6 MILLION, AS COMPARED TO TOTAL REVENUES OF APPROXIMATELY $26.6 MILLION FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002. THE REGISTRANT ALSO ANTICIPATES THAT IT WILL RECORD A NET LOSS OF APPROXIMATELY $1.2 MILLION FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2003, AS COMPARED TO A NET LOSS OF APPROXIMATELY $0.7 MILLION FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2002.  THE FOREGOING AMOUNTS INCLUDE ADJUSTMENTS FOR DISCONTINUED OPERATIONS RELATING TO THE SALE OF A SUBSIDIARY AND OTHER ITEMS.

ADVANCED MATERIALS GROUP, INC.
(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date	March 2, 2004	By	/s/ GAYLE ARNOLD
Gayle Arnold, Chief Financial Officer