Form 10-K
period 2003-11-30
ADVANCED MATERIALS GROUP INC
filed 2004-04-26
CIK 806514

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended November 30, 2003.

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

Based upon the May 31, 2003, Pink Sheets closing price of $0.25 per share, the aggregate market value of the registrant’s outstanding shares of common stock held by non-affiliates was $1,772,916. There were 8,671,272 and 9,920,787 shares of the registrant’s common stock with a par value of $0.001 outstanding at May 31, 2003 and April 2, 2004, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business.

General

Advanced Materials Group, Inc. (the “Company” or “AMG”) develops, manufactures and markets a wide variety of products from a raw material base of flexible components.  The Company’s principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) (“AM”), is the successor to a 50 year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products.  Today, the Company is making a transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products.  Examples of the products AM is currently manufacturing include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthoroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators and water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer.

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

Business Strategy

The Company has altered its focus in the last few months and will now be concentrating on developing and licensing or acquiring proprietary products primarily for the medical and consumer industry.  The objective is to create advanced designs, using current materials.  These products will be pursued through aggressive product development and the licensing of existing patented products or technology.  In previous years the Company has been a leading supplier of specialty polymeric and advanced materials.  The common ingredient with the past business plan and this new effort to develop and license or acquire proprietary products is that the raw materials from which all products will be produced is “flexible” materials.  The core competency is still being utilized; the equipment necessary to produce the proprietary products is the same as has been historically employed by the Company.  Since polymers are synthetic chemical structures and are used in a variety of configurations and products, the applications are numerous.

Although management believes that manufacturers are increasingly recognizing the value in conserving or reallocating their resources by outsourcing the specialty components of their products, U.S. companies are finding it increasingly difficult to compete with Asian manufacturers. This Company is positioning itself in the marketplace to benefit from this trend where and when it can, but the primary focus will be generating its own proprietary opportunities with both its existing customer base as well as new prospects.  The Company continuously looks for new materials to work with as was done in the past, but with an emphasis on patentable or otherwise proprietary applications.

A significant part of the Company’s past strategy had been to attempt to penetrate foreign marketplaces by establishing fabrication plants through subsidiaries in such areas as Ireland and Singapore.  This strategy has been abandoned.   The Company’s Irish subsidiary, Advanced Materials Ltd. (“AM Ltd”) was formed in fiscal year 1997 and was sold in October 2003.  Advanced Materials Foreign Sales Corp. (“AM FSC”), was formed in 1997 in order to enter into a strategic manufacturing agreement in Singapore.  In 1998, AM FSC entered into a ten-year agreement with Foamex Asia. The terms of the agreement call for AM FSC to provide certain production equipment and technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and workforce to fabricate foam products at their Singapore facility.  The manufacturing agreement was amended in July 2003, and although the Singapore joint venture is still producing product, the Company’s role in the management of that operations has been altered such that AM is receiving a percentage of the profit with only limited involvement.

The Company’s long-term strategy also includes the identification and acquisition of other entities whose resources or talents could aid AM in its new strategy.  Such an acquisition could add strategic and economic value to the Company’s product line and competitive positioning.  Although this is part of the Company’s strategy, no acquisition candidates have as yet been identified.

Products

The Company manufactures a variety of products made from specialty flexible materials including foams, foils, fabrics, non-woven paper products, needle felts, films and adhesive composites.  These products have primarily been components and finished products for the medical, consumer, aerospace, technology, and automotive markets. These products have historically included inserts for computer printer cartridges, insulators used in automobile applications, water and dust seals for automobiles, computers, printers and HVAC systems, filters for trucks, computers and electrical humidifiers, sound attenuation foam, and foam/fabric composites for cushions and padding in helmets, soft luggage and other consumer products. In addition, private label manufacturing of products for medical accounts include electrosurgical grounding pads, sponges, neck braces, kneepads and other specialty products.  Most of these products have been designed and produced to meet the specifications of each customer. AMG has typically provided no warranty for its products that are built to the specification of its customers, other than compliance with those specifications at the time of delivery.

Most of the products produced by AMG have been manufactured to specifications furnished by its customers. Accordingly, the Company did not engage in research and development of new products. The Company has, however, always sought to acquire or build new and advanced equipment, in order to maintain production capabilities consistent with its customers’ specifications.

The proprietary products of the future will be built to the Company’s specifications, but could very well be bought by many of the same customers the Company sells to today.  Given the Company’s change in focus, it anticipates that an increasing percentage of its products, designs, and production methods will be patent protected, or be proprietary in some aspect.  Different from the strategy adopted in the previous years, research and development will be the objective of AM.  The primary target markets will be medical and consumer, however it is expected that research and development efforts could produce ideas that would be equally valuable to the Company’s existing industrial customers outside the medical and consumer markets.  In those cases the benefits of those non-medical or non-consumer products will be shared with our existing customers and AM will be the manufacturer of those products for those customers.   The Company currently has a product development backlog that is expected to fuel future growth.

Manufacturing

AM’s corporate headquarters and manufacturing facility is located in Rancho Dominguez, California.  This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area.  A substantial amount of the manufacturing equipment has been designed and constructed by AM.   Plans are currently being made to improve the California facility and reutilize space from an 82,600 facility in Dallas.  The Dallas space was previously utilized by a plant that was closed in 2001.  As the Company has been unable to successfully sublease the space, it has decided to partially utilize the space for production.  Improvements to the Company’s facilities are required as the Company focuses more effort on the development of products for medical and consumer products.

AM has developed and employs a wide variety of advanced processing techniques in the manufacturing of its products. These techniques include thermoforming, vacuum forming, flame lamination, pressure sensitive lamination, coating, die cutting, splitting and slitting. Thermoforming is a process that involves heating foam or foam/fabric laminate until the material is pliable, using pressure to form the material into a mold, and then cooling the material until it takes the form of the mold.  Vacuum forming is a process that involves heating foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material, which then takes the form of the mold. Flame lamination is a process that involves the use of a flame to melt a thin layer on the surface of the foam, and then applying fabric against the surface, and as the foam surface cools it forms a “glue” layer to the fabric. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface.  In the Coating operation, materials are saturated in specific liquids and then dried with heat and temperature in large ovens.  Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. Splitting and slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material.

AM is able to produce a variety of products for different markets by using the same fabrication techniques with different materials. The key again is that all of the materials are flexible in nature.  For example, using its slitter, pressure sensitive laminator and die cutter equipment in sequence, AM can produce a variety of products, such as sound attenuation devices for computer printers, gaskets for hard disk drives, water seals for automotive air conditioners, inking pads and nail files. Using its slitter, flame laminating and thermoforming equipment in sequence, AM can produce other products such as padding for helmets, mouse pads for computers, sunglass frames, holsters and back support belts.

In addition to fabricating polyurethane and polyethylene foam, AM fabricates other materials used in combination with foam such as fabrics, pressure sensitive adhesives and foils. AM also fabricates plastic films, pressure sensitive adhesives and other materials not in combination with foam. This capability enables AM to minimize the capital investment needed to manufacture such a variety of products.

AM manufactures its products for its customers pursuant to customer purchase orders, most of which provide for multiple shipping release dates. This system enables AM to plan raw material purchases and production scheduling. For its largest accounts, AM produces a two to four-week supply of products and stocks them for quick delivery.

Quality Control

AMG is ISO 9002 certified and QS 9000 certified at its Rancho Dominguez and Dallas facilities. It also maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AMG maintains procedures for conducting quality compliance surveys of its major suppliers and has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. The Company has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

Suppliers

AMG purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AMG’s largest supplier of raw materials is Foamex Engineered Polyurethanes (“Foamex”), which in fiscal 2003, 2002 and 2001 supplied approximately 23%, 33% and 36%, respectively, of AMG’s raw materials’ requirements.  Materials purchased from Foamex in 2003 were used to produce the products for AMG’s most significant customer, Hewlett Packard.  See Customers below.  Although the objectives of the Company have been adjusted, it is not anticipated that the supplier base will change significantly.

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

Management believes that the loss of either Foamex or Voltek as a major supplier of foam could adversely affect the Company’s business.  If another supplier’s products were to be substituted by our customers in critical applications, there are no assurances that AMG would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.  Both of these key suppliers have been consulted on the future direction of the Company, and this product development initiative will be with their cooperation.

Marketing and Sales

AMG’s products have traditionally been marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. AMG does not see a significant change to this practice although the product mix will change.  In the past, all of AMG’s products have been components or finished products manufactured to order for its industrial customers.  As discussed previously, AMG will also sell and manufacture products developed internally, and well as those licensed from outside inventors.  The customer’s purchase decision has often involved the engineering, manufacturing and purchasing groups within the customer’s management.  It is anticipated that the customers’ team of management will continue to be involved in the process, but will also include sales and executive level management.

AMG currently has three full-time sales representatives who make sales calls on a direct basis. One of the sales representatives, AMG’s Vice President of Sales and Marketing, is in the field and two provide inside sales support.  All three sales representatives receive a salary.

AMG’s domestic sales as a percentage of the Company’s consolidated sales were approximately 70%, 56% and 61% for fiscal years 2003, 2002 and 2001, respectively.  Domestic sales include sales to Puerto Rico, which comprised 12%, 15% and 11% of consolidated sales for fiscal years 2003, 2002 and 2001, respectively. The sales to Puerto Rico will not continue in the future, as the Company ceased selling to its customer in Puerto Rico in late 2003 due to low gross margins.  AMG sells to a number of foreign regions including Asia, South America and the Middle East. Foreign sales, which accounted for approximately 30%, 44% and 39% of fiscal 2003, 2002 and 2001 sales, respectively, are made both directly and through sales agents who receive commissions.  During 2003, AMG restructured its manufacturing agreement in Singapore and shifted certain sales previously included in domestic sales to Singapore.  Although this change will not affect profits, it will significantly reduce the Company’s foreign sales.  Sales that were previously included in domestic sales that will now be manufactured in Singapore comprised 7%, 4% and 0% of consolidated sales for fiscal years 2003, 2002 and 2001, respectively. Without these sales and the sales to Puerto Rico, domestic sales would have been 51%, 37% and 50% for fiscal years 2003, 2002 and 2001, respectively.   See further discussion under the heading “Business Strategy” included herein.

Total revenue attributable to each geographic area in which the Company sells is included in Note 14 of the Notes to Consolidated Financial Statements included herein.

AMG relies primarily upon referrals by its customers and suppliers and the activities of its sales representatives and management for new business.

Backlog

AMG manufactures most of its products pursuant to customer purchase orders. Backlog is generally comprised of firm orders for products, which have a scheduled shipment date within the next 12 months. Certain orders included in the Company’s backlog may be cancelled under certain conditions without significant penalty.  At April 2, 2004, AMG’s backlog of orders was $1,634,312.

Customers

AMG generally sells its products pursuant to customer purchase orders. There can be no assurance that any customers will continue to purchase products from AMG. AMG’s customers are in the medical disposables, technology, aerospace, automotive and consumer markets. AMG’s plans are to continue to pursue customers in those markets, but with an added emphasis in the medical and consumer segments and concentrating on proprietary and or patentable products.  Management believes that diversity spreads the risk of dependence on one customer or one market sector.  One customer, Hewlett Packard, accounted for 51%, 65% and 55% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively.   These sales to Hewlett Packard were primarily through the Company’s manufacturing agreement with its joint venture partner in Singapore.  Sales to Hewlett Packard, Singapore aggregated 37%, 48% and 39% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively. Due to an amendment in the agreement in 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner.  Additionally, sales to Hewlett Packard, Puerto Rico accounted for 12%, 15% and 11% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively.  Beginning in late 2003, the Company ceased selling to Hewlett Packard, Puerto Rico due to low gross margins. These changes will significantly reduce the Company’s percentage of sales accounted for by Hewlett Packard in the future and Hewlett Packard will no longer be a significant customer.

AMG believes its current prices are competitive with those of other domestic suppliers of custom and flexible materials. AMG sales are typically made on terms, which require payment of the net amount due in 30 or 60 days.  Product development efforts will continue to pursue designs and materials that create perceived value.

AM’s domestic customers of products made from bulk materials such as foam are located primarily in the West and Southwest regions of the United States. For those bulky, low price products, high freight costs on long distance shipments from AM’s Rancho Dominguez facility make it difficult for AM to be competitive in other regions of the United States or internationally.  However, in the medical and consumer markets, with products whose base materials do not use high volume foam, AM can competitively supply products both domestically and internationally.

Licenses and Proprietary Rights

AMG is currently working with a number of inventors to secure the licensing rights to products it feels it can successfully manufacture and market.  AMG is also currently developing a number of products that it feels will be awarded a patent because of the unique design or function.  AMG has always relied on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

Competition

The custom materials fabrication industry in which AMG has competed is highly competitive. The number of competitors and the Company’s competitive position are not known or reasonably available.  Low barriers to entry and fragmented competition characterize the industry. Most of the Company’s competitors have been small, privately held companies, which generally specialize in only one product or process. Three of the Company’s principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Rogers Foam Corp. AMG has competed primarily on the basis of its ability to meet customers’ specifications promptly and cost effectively, and on the quality of its products.

It is because of this low barrier to entry, that AMG has made the decision to focus on a long-term effort to secure proprietary and patentable products.  Competition is decreased with proprietary product since the barriers to entry increase.   Current or future competitors or new market entrants could introduce new or enhanced products with features that render AMG’s products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AMG to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry by striving to be the innovative leader. There can be no assurance that AMG will be able to keep pace with the technological and innovative demands of the market place or successfully develop new products demanded by customers.

Government Regulation

The manufacture of certain products by AMG requires the purchase and use of chemicals and other materials, which are or may be classified as hazardous substances. The Company does not maintain environmental impairment insurance. There can be no assurance that the Company will not incur environmental liability or that hazardous substances are not or will not be present at their facilities.

The Company is subject to regulations administered by the United States Environmental Protection Agency, various state agencies, county and local authorities acting in conjunction with federal and state agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal and state laws and regulations governing their operations. Amendments to existing statutes and regulations could require the Company to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable environmental laws and regulations.

Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act (“OSHA”), are also applicable to the Company and its subsidiaries. The Company believes it is in substantial compliance with all material Federal, state and local laws and regulations regarding safe working conditions.

Employees

As of April 2, 2004, the Company had 30 full-time employees.  Of the Company’s full-time employees, 20 are employed in manufacturing, 3 are in sales, 4 perform general and administrative functions and 3 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of April 2, 2004, the Company utilized approximately 22 contract workers.

None of the employees of the Company are presently represented by a labor union and the Company’s management considers the relationships with its employees to be good.

Item 2. Properties.

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California and approximately 82,600 square feet of manufacturing and office space in Dallas, Texas.  The Company pays rent of approximately $22,400 per month under its Rancho Dominguez lease and approximately $31,000 per month under its Dallas lease.  The Rancho Dominguez lease expires November 2004 and the Dallas lease expires in November 2005.  The Company has currently subleased 21,000 square feet of the facility in Dallas through November 2004, cancelable with 30 days written notice by either party.

Item 3. Legal Proceedings.

As of April 2, 2004, the Company was involved in legal proceedings in the normal course of operations.

Although the outcome of the proceedings cannot be determined, in the opinion of management any resulting future liability will not adversely effect on the Company.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992.  As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation.  The Company is currently in litigation with the parties involved regarding its obligations per the underlying agreement.  As of November 30, 2003, the Company had a reserve for retirement benefits to these former employees of $1,224,000.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock traded on The Nasdaq Small-Cap Stock Market (“Nasdaq”) under the symbol “ADMG” from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company’s common stock was delisted from Nasdaq and has traded on the NASD-regulated OTC-Bulletin Board under the symbol “ADMG.OB.”  In April 2004, the Company was delisted from the OTC-Bulletin Board, but still trades on the OTC Pink Sheets under the symbol “ADMG.PK”.  The high and low closing prices for the common stock for the past two fiscal years as reported by The Pink Sheets, LLC are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Fiscal 2003	High	Low
Fourth Quarter	$0.29	$0.22
Third Quarter	$0.28	$0.20
Second Quarter	$0.22	$0.20
First Quarter	$0.23	$0.18

Fiscal 2002	High	Low
Fourth Quarter	$0.23	$0.14
Third Quarter	$0.20	$0.11
Second Quarter	$0.30	$0.15
First Quarter	$0.29	$0.15

Holders

There were approximately 1,200 shareholders of record as of April 2, 2004.

Dividend Policy

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future.  The Company’s line of credit agreement with its bank currently prohibits the payment of cash dividends.

Private Placement

In January 2004, the Company completed an equity private placement, raising $500,000. In the private placement the Company sold 1,219,515 shares of its common stock at a price of $0.41 per share. The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders.  There was no agent for the transaction.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of November 30, 2003 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,143,500	$0.99	918,500
Equity compensation plans not approved by security holders	190,000	1.50	—
Total	2,333,500	$1.03	918,500

Item 6. Selected Financial Data

Years Ended November 30,	2003	Restated 2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues:
Net sales	$14,475,000	$26,588,000	$29,423,000	$33,349,000	$31,485,000

Cost and expenses:
Cost of sales	13,142,000	25,071,000	27,606,000	28,695,000	27,421,000
Selling, general and administrative	2,141,000	2,233,000	3,555,000	3,685,000	4,020,000
Restructuring charges	(352,000)	226,000	1,334,000	—	—
Interest expense	254,000	409,000	492,000	475,000	479,000
Depreciation and amortization	210,000	213,000	287,000	227,000	185,000
Write-down of goodwill	—	387,000	—	—	—
Loss (gain) on disposal of fixed assets	159,000	(13,000)	(25,000)	—	—
Other, net	69,000	108,000	81,000	91,000	94,000
Total costs and expenses	15,623,000	28,634,000	33,330,000	33,173,000	32,199,000

Loss from continuing operations before income taxes	(1,148,000)	(2,046,000)	(3,907,000)	176,000	(714,000)
Income tax (benefit) expense, net	24,000	(297,000)	—	6,000	—

Loss from continuing operations	(1,172,000)	(1,749,000)	(3,907,000)	170,000	(714,000)
Net income (loss) from discontinued operations	541,000	547,000	521,000	1,003,000	(160,000)

Net income (loss)	$(631,000)	$(1,202,000)	$(3,386,000)	$1,173,000	$(874,000)

Net loss per share from continuing operations:
Basic	$(0.14)	$(0.20)	$(0.45)	$0.02	(0.08)
Diluted	$(0.14)	$(0.20)	$(0.45)	$0.02	$(0.08)

Net income (loss) per share:
Basic	$(0.07)	$(0.14)	$(0.39)	$0.14	$(0.10)
Diluted	$(0.07)	$(0.14)	$(0.39)	$0.13	$(0.10)

Weighted Average Common Shares Outstanding
Basic	8,671,272	8,671,272	8,671,272	8,599,721	8,581,630
Diluted	8,671,272	8,671,272	8,671,272	8,784,412	8,581,630

Consolidated Balance Sheet Data:
Working capital (deficit)	$(911,000)	$107,000	$(927,000)	$1,401,000	$708,000
Total assets	$3,607,000	$10,800,000	$13,321,000	$17,027,000	$13,608,000
Total liabilities	$4,495,000	$11,098,000	$12,417,000	$12,736,000	$11,654,000
Stockholders’ equity (deficit)	$(888,000)	$(298,000)	$904,000	$4,291,000	$1,954,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s audited consolidated financial statements and notes to financial statements included elsewhere in this document. This report and the Company’s audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company’s future economic performance and management’s current beliefs regarding revenues the Company might earn if it is successful in implementing its business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

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

c)	Under utilization of the Company’s factories and plants.

d)	Concentrations of sales in markets and customers.

e)	Failure to obtain new customers, retain existing customers or volume reductions by current customers.

f)	Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

g)	Inability to execute marketing and sales plans.

h)	Inability to develop cost effective means for timely production of new product orders in required quantities.

i)	Delays or cancellations of orders; timing of significant orders; and introduction of new products.

j)	Delays in development of production equipment required for new products.

k)	Short-term fluctuations in margins due to yields and efficiencies.

l)	Loss of executive management or other key employees.

m)	Changes in financing amount, availability or cost.

n)	The effects of changes in costs and availability of insurance coverage.

o)	The effects of changes in compensation or benefit plans.

p)	Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

q)	Adverse results in significant litigation matters.

We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $631,000, $1,202,000 and $3,386,000 in fiscal years 2003, 2002 and 2001, respectively.  At November 30, 2003, the Company had working capital and stockholders’ deficits and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan.  The Company is in the process of attempting to cure its line of credit and term loan violations.  Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus in the last few months and will now be concentrating on securing proprietary products primarily for the medical and consumer industry.  The objective is to create advanced designs, using current materials.  These products will be pursued through aggressive product development and the licensing of existing patented products or technology.   These new products are expected to have higher profit margins and be less subject to competition.  There can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.  As a result of these and other factors, the Company’s independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about the Company’s ability to continue as a going concern.

In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000.  Proceeds from the sale were used to pay off vendors and for general working capital purposes. The Company may decide to sell additional equity securities or increase its borrowings in order to increase its expenditures for selling and marketing expenses, to fund increased product development, or for other purposes. The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders.  There was no agent for the transaction.

Discontinued Operations and Restatement of Financial Statements

In October 2003, the Company sold its wholly owned subsidiary, Advanced Materials Ltd. (“AML-Ireland”).  The consolidated statements of operations for the each of the years presented have been restated and operating results of AML-Ireland are shown separately as discontinued operations for those periods.

In addition to the changes to the Company’s previously issued consolidated financial statements required by the discontinued operations, management has identified an error related to the recording of cost of sales for its joint venture agreement in Singapore, which necessitated a restatement of the Company’s 2002 consolidated financial statements.  The following table highlights the effects of the restatement adjustment and the discontinued operations on the previously reported consolidated statements of operations for 2002 and 2001.

	Increase (Decrease) Due To:

As Previously Reported

Discontinued Operations

Restatement Adjustments

As Restated

2002
Net sales	$36,287,000	$(9,699,000)	—	$26,588,000
Gross profit	3,875,000	(1,630,000)	$(728,000)	1,517,000
Net loss	(474,000)	—	(728,000)	(1,202,000)
Loss per share:
Basic and diluted	$(0.05)	—	$(0.09)	$(0.14)

2001
Net sales	$38,483,000	$(9,060,000)	—	$29,423,000
Gross profit	3,381,000	(1,564,000)	—	1,817,000
Net loss	(3,386,000)	—	—	(3,386,000)
Loss per share:
Basic and diluted	$(0.39)	—	—	$(0.39)

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

Environmental Remediation

Environmental expenditures that relate to current operations are expensed.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  As of November 30, 2003 and 2002, no liabilities have been recorded.

Restructuring Reserve

Upon approval of a restructuring plan by management with the appropriate level of authority, the Company records restructuring reserves for certain costs associated with plant closures and business reorganization activities.  Such costs are recorded as a current liability and primarily include employee severance and contractual obligations.  These costs are not associated with nor do they benefit continuing activities.   Inherent in the estimation of these costs are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring.  Changing business conditions may affect the assumptions related to the timing and extent of facility closure activities.  The Company reviews the status of restructuring activities on a quarterly basis and if appropriate records changes based on updated estimates.

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

Results of Operations for Fiscal 2003 Compared with 2002 and 2002 Compared with 2001

The Company’s revenue from continuing operations for the fiscal year ended November 30, 2003 was $14,475,000, a decrease of 45.6% compared to the fiscal year ended November 30, 2002.  Revenues from the Singapore strategic manufacturing venture declined to $4,394,000 in fiscal 2003 from $11,739,000 in fiscal 2002. Revenues from U.S. operations decreased to $10,081,000 in fiscal 2003 from $14,849,000 in fiscal 2002. Revenue from continuing operations, for the fiscal year ended November 30, 2002 was $26,588,000, a decrease of 9.6% compared to fiscal 2001. Revenue from the Singapore strategic manufacturing venture was $11,739,000 in fiscal 2002 compared to $11,541,000 in fiscal 2001. Revenue from U.S. operations decreased to $14,849,000 in fiscal 2002 from $17,882,000 in fiscal 2001.

The lower sales for the U.S. operations are due to both lower sales prices and lower sales volumes.  The Company has continued to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia.  For the shipping cost sensitive foam commodities that the Company has primarily sold in the past, it has been very difficult to be competitive with the local fabricators in Asia. The Company shifted certain manufacturing and sales from its U.S. operations to its Singapore joint venture in late 2003.  It also ceased selling to two significant customers in the U.S. and Puerto Rico in 2003, due to low sales margins.  Sales to these customers aggregated 19% and 22% of consolidated sales in fiscal year 2003 and 2002, respectively.  The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.   Management does not expect significant sales from the new opportunities in the next 6 to 12 months.  Sales may continue to decline in the interim period as the Company refocuses its efforts.

The lower sales in Singapore are primarily attributable to lower sales prices and lower sales volumes for component sales to the customer in Singapore.  Additionally, there was an amendment to the Company’s manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003.  Although this change does not affect the Company’s share of the profitability under the agreement, it does cause a significant reduction in its reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue.  Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.

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

On June 20, 2003, the Company signed an amendment to its manufacturing agreement in Singapore with Foamex Asia to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia.  Although this change will not affect the Company’s share of the profitability under the agreement, it will cause a significant reduction in its future reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.   The president of Foamex Asia is former employee of the Company to whom the Company was paying retirement benefits until March of 2003.  The Company is currently involved in litigation with the former employee in regards to these payments.

Revenues as reported relating to the Singapore manufacturing agreement were $4,394,000, $11,739,000 and $11,541,000 for each of the three years ended November 30, 2003, 2002 and 2001, respectively.  Under the amended agreement, only the Company’s share of the profit would have been reported as revenue.  The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $560,000, $479,000 and $1,471,000 for each of the three years ended November 30, 2003, 2002 and 2001, respectively.

Cost of sales in fiscal 2003 decreased to $13,142,000 from $25,071,000 in fiscal 2002 and $27,606,000 in fiscal 2001. Cost of sales as a percentage of net sales was 90.8% in fiscal 2003 compared to 94.3% and 93.8% in fiscal 2002 and fiscal 2001, respectively.  The Company’s gross profit percentage was 9.2% in fiscal 2003, compared to 5.7% in fiscal 2002 and 6.2% in fiscal 2001.  The increase in gross profit percentage during fiscal 2003 was primarily due to the Company’s discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.  The Company has experienced significant pricing pressures during the past few years. Lower volumes at the Company’s domestic locations has led to lower capacity utilization and negatively impacted labor and overhead absorption for the domestic operations. The Company responded to declining U.S. volumes by relocating manufacturing capacity from plants in Texas, Oregon and Colorado to its California facilities during the second half of fiscal 2001.  The final closure of the Texas plant, which was the largest of the Company’s facilities, occurred in October 2001.  The Company continues to access ways to reduce its manufacturing and overhead costs, however, the Company is currently operating primarily out of a single plant and therefore, does not expect similar cost reductions in the near future.

Selling, general and administrative (“SG&A”) expense was $2,141,000 in fiscal 2003 compared to $2,233,000 in fiscal 2002 and $3,555,000 in fiscal 2001.  SG&A costs decreased in fiscal 2003 compared to fiscal 2002 primarily due to continued reductions in overhead including a 32% reduction in its number of employees, excluding direct labor.  SG&A decreased in fiscal 2002 due to the plant closures in late fiscal 2001 noted previously.  SG&A as a percent of net sales was 14.8% in fiscal 2003 compared to 8.4% in fiscal 2002 and 12.1% in fiscal 2001.  The increase in SG&A as a percent of net sales for fiscal 2003 is due to the lower net sales versus the relatively fixed nature of these expenses.  The improvement in the percentage of SG&A as a percent of net sales for fiscal 2002 was due to the reduction in fixed overhead created by the plant closures.  The Company is currently operating primarily out of a single plant and therefore, does not expect similar expense reductions in the near future.

Restructuring (reserve reversals) charges of ($352,000), $226,000 and $1,334,000 were recorded in fiscal 2003, 2002 and 2001, respectively, relating to the plant closures noted above.  During 2003, approximately $6,000 in severance costs and $392,000 in lease costs were charged against the reserve.  Also during fiscal 2003, the Company reversed $352,000 of the restructuring reserve as the Company’s board of directors has established a plan which will utilize a portion of the Texas facility for additional production in 2004.  During 2002, approximately $63,000 in severance costs and $334,000 in lease costs were charged against the reserve.  During fiscal 2001, approximately $135,000 in severance costs, $139,000 in lease costs and $7,000 in service contract costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $132,000 (net of probable lease revenue of $54,000).

Interest expense in fiscal 2003 was $254,000 compared to $409,000 and $492,000 in fiscal 2002 and 2001, respectively. The decrease was due primarily to lower loan balances and lower interest rates.

Write-down of goodwill of $387,000 was recorded in fiscal 2002.  Effective December 1, 2001, the Company adopted new accounting rules for goodwill and certain intangible assets.  Among the requirements of the new rules is that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques.  During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill.  Amortization expense of approximately $60,000 recognized during 2001 would not have been recognized under the new accounting rules.

Loss on disposal of fixed assets of $159,000 in fiscal 2003 resulted from the Company’s assessment of the impairment and resulting write off of certain fixed assets no longer being used by the Company due to changes in its operations.

Income taxes were a charge of $24,000 in fiscal 2003 and a net benefit of $297,000 in fiscal 2002.  This benefit was due to a tax refund received during the period relating to a net operating loss carryback filed for federal tax purposes.  Income taxes expense was $24,000 in fiscal 2003 and $0 in fiscal 2001 due to operating losses offset by an increase in the valuation allowance relative to deferred tax assets.

Net loss from continuing operations for fiscal 2003 was $1,172,000 compared to $1,749,000 for fiscal 2002 and $3,907,000 in fiscal 2001.  Fiscal 2003, 2002, and 2001 results included non-recurring restructuring charges of ($352,000), $226,000 and $1,334,000, respectively.  Additionally, fiscal 2002 included non-recurring costs for the write down of goodwill of $387,000 and a benefit for a tax refund of $297,000 as noted above.

Net income from discontinued operations was $541,000, $547,000 and $521,000 for the fiscal years ended November 30, 2003, 2002 and 2001, respectively.  On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, AML-Ireland.  Total consideration for the sale was approximately $3,200,000, consisting of $2,100,000 in forgiveness of debt and $1,100,000 million in cash.

Operating results of AML-Ireland for each of the years presented are shown separately in the accompanying consolidated statement of operations.  The consolidated statement of operations for the years ended November 30, 2002 and 2001 have been restated and operating results of AML-Ireland are shown separately as discontinued operations for those periods.

Results of operations of AML-Ireland for the years ended November 30, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Revenues	$9,153,000	$9,699,000	$9,060,000

Costs and expenses:
Cost of sales	7,594,000	8,069,000	7,496,000
General and administrative	1,385,000	1,094,000	986,000
Other	11,000	(12,000)	57,000
Total costs and expenses	8,990,000	9,151,000	8,539,000
Income from discontinued operations	163,000	597,000	521,000
Gain on sale of discontinued operations	378,000	—	—
Income from discontinued operations	$541,000	$547,000	$521,000

Liquidity and Capital Resources

The Company’s operating activities provided $946,000 of cash flows in fiscal 2003 compared to using $1,590,000 in fiscal 2002.   In fiscal 2001, operating activities provided $910,000.  The cash flows for fiscal 2003 were primarily provided by decreases in accounts receivable and inventories of $3,417,000 and $1,167,000, respectively, partially offset by a reduction in accounts payable and accrued liabilities of $2,557,000.

Accounts receivable decreased $3,417,000 in fiscal 2003 primarily as a result of the change in the Company’s arrangement with its joint venture partner in Singapore noted previously, improved collections and lower sales.  Inventories decreased $1,167,000 in fiscal 2003 due primarily to lower sales.  Accounts receivable and inventories decreased $961,000 and $110,000, respectively, in fiscal 2002. During the three-year period encompassing fiscal years 2001 through 2003, the Company experienced a concentration of credit risk as one customer, Hewlett Packard, accounted for 51%, 65% and 55% of revenue during fiscal 2003, 2002 and 2001, respectively. The same customer accounted for 12% and 51% of accounts receivable at the end of fiscal 2003 and 2002, respectively.

The Company invested $40,000, $274,000 and $385,000 in fiscal 2003, 2002 and 2001, respectively, in capital equipment. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company had $81,000 of cash and cash equivalents at November 30, 2003.

As of November 30, 2002, the Company had a revolving line of credit agreement with a bank, which provided for borrowings up to $4,500,000, as defined. The line bore interest at prime plus 3.25% (7.5% at November 30, 2002) and was secured by substantially all of the assets of the Company.  This line of credit expired and was paid in full in September 2003.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined.  The line had an outstanding balance of $609,000 as of November 30, 2003, expires in October 2005 and bears interest at prime plus 1.5% (5.5% at November 30, 2003).  The line of credit is secured by substantially all of the assets of the Company.  The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.  At November 30, 2003, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender.  While the Company is in the process of attempting to cure its line of credit and term loan violations, there is no assurance that the Company will be successful in this regard.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

 In October 2003, the Company obtained a term loan in the amount of $368,000.  The term loan had an outstanding balance of $361,000 as of November 30, 2003 and amortizes straight line over 60 months with a balloon payment due in October 2005.   It bears interest at prime plus 2.0% (6.0% at November 30, 2003) and is secured by substantially all of the assets of the Company.  The loan is payable to the same lender as the Company’s line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of November 30, 2003.

Effective March 1, 2004, the lender increased the rate of interest on the Company’s line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement.  The default rate will remain in effect until all of the designated defaults have been cured.

In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000.  Proceeds from the sale were used to pay off existing vendors and for general working capital purposes. The Company may decide to sell additional equity securities or increase its borrowings in order to increase its expenditures for selling and marketing expenses, to fund increased product development, or for other purposes.

Business Outlook

This Business Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company currently has orders from OEMs but believes that its sales will decline in fiscal 2004.  The Company expects gross profit and operating profit margins to improve in fiscal 2004, but on significantly reduced revenue following the sale of AML-Ireland and the restructuring of the Singapore billing arrangement. The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.   There is an inherent risk that this change in focus may not be successful.  Management does not expect significant sales from the new opportunities in the next 6 to 12 months and sales may continue to decline in the interim period as the Company refocuses its efforts.  Additionally, the Company expects to incur increased product development and selling expenses pertaining to new products.

The Company expects interest expense to be significantly less in fiscal 2004 due to lower borrowings brought about by lower accounts receivable and inventory balances to borrow against.

Contractual Obligations and Contingent Liabilities and Commitments

The Company has contractual obligations and commitments primarily with regards to payment of debts and lease arrangements.  See Notes 4, 5, 6 and 8 in the Notes to Consolidated Financial Statements for further description.

The following table aggregates the Company’s expected contractual obligations and commitments subsequent to November 30, 2003.

	Payments Due by Period
Contractual Obligations	2004	2005–2006	2007 – 2008	Beyond 2008	Total

Line of credit	$609,000				$609,000
Current debt (including debentures)	765,000				765,000
Capital lease commitments (1)	93,000	$58,000	$3,000		154,000
Operating lease commitments	641,000	372,000			1,013,000
Retirement benefits to former employees (1)	267,000	298,000	247,000	$3,042,000	3,854,000
Employee contracts	156,000				156,000
Total contractual cash obligations	$2,531,000	$728,000	$250,000	$3,042,000	$6,551,000

(1)  Includes amounts classified as interest.

Recent Accounting Pronouncements

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detail disclosures with respect to guarantees.  FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002.  The initial recognition and measurement provisions of FIN 45 have not had an impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and consolidated financial position because the Company currently has no variable interest entities.

In May 2003, the FASB issued SFAS No.150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS 150 which had no material impact on the Company’s consolidated results of operations and financial position.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.  Management did not elect to adopt FIN 46-R early and will need to review and assess the effects, if any, FIN 46-R will have on the Company’s consolidated financial statements, but does not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of SFAS No. 87, 88 and 106, and a revision of SFAS No.132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Rate Risk

A portion of the Company’s operations consists of sales in foreign jurisdictions. The Company manufactures its products in the United States and sells the products in the United States and in foreign countries.  As a result, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products.  All of the Company’s sales are denominated in United States dollars.

The Company’s interest expense is most sensitive to changes in interest rates relating primarily to the Company’s current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt.

The following table provides information about the Company’s debt obligations that are sensitive to changes in interest rates (dollars in thousands):

	2004		2005	Total	Fair Value 11/30/03
Line of credit	$609			$609	$609
Avg. interest rate	P+1.50	(1)
Term loan	$361			$361	$361
Avg. interest rate	P+2.00	(1)

(1)  Currently under default rate of prime plus 3 percent.

Item 8. Financial Statements and Supplemental Data

(a)  Financial Statements

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements listed in the “Index to Financial Statements” are filed as part of this report.

(b)  Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions/ Charges to Expenses	Charges Against	Balance at End of Period

Year Ended November 30, 2001
Allowance for doubtful accounts	$100,000	$99,000	$—	$199,000
Allowance for obsolete inventory	156,000	483,000	516,000	123,000
Restructuring reserve	—	1,334,000	281,000	1,053,000

Total	$256,000	$1,916,000	$797,000	$1,375,000

Year Ended November 30, 2002
Allowance for doubtful accounts	$199,000	$5,000	$107,000	$97,000
Allowance for obsolete inventory	123,000	160,000	42,000	241,000
Restructuring reserve	1,053,000	226,000	397,000	882,000

Total	$1,375,000	$391,000	$546,000	$1,220,000

Year Ended November 30, 2003
Allowance for doubtful accounts	$97,000	$30,000	$73,000	$54,000
Allowance for obsolete inventory	241,000	204,000	364,000	81,000
Restructuring reserve	882,000	(352,000)	398,000	132,000

Total	$1,220,000	$(118,000)	$835,000	$267,000

Report of Independent Certified Public Accountants

Board of Directors

Advanced Materials Group, Inc.

The audits referred to in our report (which includes an explanatory paragraph regarding our substantial doubt regarding the Company’s ability to continue as a going concern and an emphasis paragraph regarding the Company’s adoption of SFAS No. 142) dated February 25, 2004 except for the third paragraph of Note 6 which is as of March 1, 2004 and Note 8 which is as of April 17, 2004, relating to the 2003, 2002 and 2001 consolidated financial statements of Advanced Materials, Group, Inc., which are contained in Item 8 of this Form 10-K, included the audits of the consolidated financial statement schedules listed in the accompanying index.  These consolidated financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statement schedules based upon our audits.

In our opinion, the 2003, 2002 and 2001 consolidated financial statement schedules presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

Costa Mesa, California

February 25, 2004

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures

In connection with BDO Seidman, LLP’s audit for the year ended November 30, 2003, BDO Seidman identified material weaknesses in the Company’s internal controls as of fiscal year end.  The deficiencies noted were (a) the lack of technical competence of the accounting staff, (b) the lack of segregation of duties, (c) the lack of adequate account analysis and reconciliations, which resulted in inaccuracies in the Company’s records, (d) insufficient supervision and oversight of the Company’s accounting personnel, (e) inability to timely and accurately close the books, (f) operating without a full-time CFO and (g) the improper or lack of accounting for and/or failure to identify transactions.  The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with a lack of management oversight.  The Company has been operating without a full-time CFO and was forced to reduce its accounting staff during fiscal 2003 due to financial constraints.  Additionally, key accounting personnel resigned during the year leaving the Company with inexperienced staff.  Management’s primary focus during the later part of fiscal year 2003 has been on the reorganization of the Company, including restructuring its joint venture in Singapore, obtaining new bank financing and selling its subsidiary in Ireland.  With these critical tasks behind them, management has renewed their focus on internal controls.  Management is currently pursuing the hiring of additional and more experienced accounting staff and a full-time CFO.  Additionally, they are establishing procedures for the timely reconciliation of all accounts and manager’s review of account reconciliations.

Management has performed additional reconciliation procedures which are designed to ensure that these internal control deficiencies do not lead to future material misstatements in our consolidated financial statements, and to permit the Company’s auditors to complete their audits of the Company’s consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above.

Based on the investigation by the Company’s audit committee and additional procedures performed by management, the Company has concluded that, except as noted above, and subject to the inherent limitations in all control systems, the Company’s current disclosure controls and procedures are sufficient to timely alert them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

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

Maurice J. DeWald, 64, was elected to the Company’s Board of Directors in February 1998.  From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm.  Mr. DeWald is a former member of the KPMG Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG from 1986 to 1991.  In addition, he currently serves on the boards of Mizuho Corporate Bank of California.

Robert E. Delk, 54, was elected to the Company’s Board of Directors in January 2003.  Mr. Delk is a private investor and has been a significant shareholder of the Company since 1996.  From 1980 to 1995, he was the Chairman and CEO of the Struckmeyer Corporation, a medical products manufacturing business whose products were made from similar raw materials to those used by Advanced Materials.  Struckmeyer Corporation was based in Dallas, Texas, and specialized in the product development and manufacture of disposable surgical products.  Mr. Delk holds a Bachelor of Science degree from Stephen F. Austin University, and has experience in the Banking, Consumer Products, and the Advertising industries.  He has served on numerous business and civic boards.

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

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and grater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2003.

Item 11. Executive Compensation.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its Chief Executive Officer and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2003 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Compensation	Securities Underlying Options Granted

Robert E. Delk
President and Chief Executive Officer (3)	2003	—	—	—	1,750,000
Steve F. Scott	2003	$183,206	—	$12,964	10,000
President and Chief	2002	$187,144	—	$17,980	10,000
Executive Officer (1)(2) (3)	2001	$243,526	—	$12,947	10,000

(1)          Mr. Scott received a voluntary salary reduction of 25% in October 2001.  This voluntary reduction was done to help facilitate the current operations of the Company.

(2)          For Mr. Scott, includes an allowance of $7,165 for 2003 and $10,350 for 2002 and 2001 for automobile expenses and an allowance of $5,799, $7,630 and $2,597 for 2003, 2002 and 2001, respectively, for medical insurance.

(3)          In August 2003, Mr. Scott terminated his employment with the Company and Mr. Delk became President and CEO at that time. Mr. Delk currently receives no cash compensation for his services.  In fiscal year 2003, compensation expense of $42,000 pertaining to his employment was recorded as an adjustment to paid in capital.

Stock Option Grants

The following table sets forth certain information with respect to stock options granted to each of the Named Executive Officers during the fiscal year ended November 30, 2003.  This information includes hypothetical potential gains from stock options granted during the fiscal year ended November 30, 2003.  These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the Company’s common stock price over the 10-year life of the stock options granted during this fiscal year.  These assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company’s future performance and prospects.

Option Grants in Last Fiscal Year

	Number of
	Securities	% of Total			Potential Realizable Value at Assumed
	Underlying	Options	Exercise		Annual Rates of Stock Price Appreciation
	Options	Granted	Price	Expiration	or Option Term
Award Recipient	Granted	During FY 02	Per Share	Date	0%	5%	10%
Robert E. Delk	1,750,000	96%	$ 0.20 - $2.24	8/1/2008	$0	$37,424	$83,922
Steve F. Scott	10,000	20%	$ 0.20	1/19/2008	$0	$1,258	$3,187

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth certain information regarding the exercise of options by the Named Executive Officers during fiscal 2003 and unexercised stock options held by each of the Named Executive Officers as of November 30, 2003.

			Number of Shares Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-The-Money Options
	Acquired	Value	November 30, 2003		at November 30, 2003 (2)
Name	on Exercise	Realized (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Robert E. Delk	—	—	115,712	1,654,288	$1,800
Steve F. Scott	—	—	—	—	$—	—

(1)          Market value of underlying securities on the date of exercise, minus the exercise price.

(2)          Based on the Nasdaq last reported sale price on November 30, 2003 ($0.28 per share).

Employment Contract, Termination of Employment and Change-in-Control Arrangements

The Company was party to an employment agreement with Steve F. Scott, its President and Chief Executive Officer, dated July 1, 1998, which provided Mr. Scott with an annual salary of $250,000 per year. The employment agreement was effective through June 30, 2004.  In August 2003, Mr. Scott’s employment with the Company terminated and the employment agreement with Mr. Scott was amended whereby he is to be paid in monthly installments of $7,555 beginning August 2003 through August 2005.  Accrued severance costs relating to the amendment aggregating $156,000 are included in the Company’s financial statements as of November 30, 2003.

In August 2003, the Company entered into an employment agreement with its new President and Chief Executive Officer, Robert E. Delk.  The agreement is effective through July 31, 2005 and provides for a base salary of at least $125,000 per year beginning in August 2004.  Mr. Delk currently receives no cash compensation for his services.  In fiscal year 2003, compensation expense of $42,000 pertaining to this agreement was recorded as an adjustment to paid in capital.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of the following non-employee directors during fiscal 2003: Messrs. Paschall, Busch and DeWald.

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

Chief Executive Officer Compensation

The Company was party to an employment agreement with Steve F. Scott, its President and Chief Executive Officer, dated July 1, 1998, which provided Mr. Scott with an annual salary of $250,000 per year. The employment agreement was effective through June 30, 2004.  In August 2003, Mr. Scott’s employment with the Company terminated and the employment agreement with Mr. Scott was amended whereby he is to be paid in monthly installments of $7,555 beginning August 2003 through August 2005.

In August 2003, the Company entered into an employment agreement with its new President and Chief Executive Officer, Robert E. Delk.  The agreement is effective through July 31, 2005 and provides for a base salary of at least $125,000 per year beginning in August 2004.  Mr. Delk currently receives no cash compensation for his services.   In August 2003, the Compensation Committee granted stock options to Robert Delk, its President and CEO, to purchase (1) 435,000 shares of the Company’s common stock at $0.28, vesting over one year, (2) 435,000 shares of the Company’s common stock at $0.56, vesting over five years, (3) 435,000 shares of the Company’s common stock at $1.12, vesting over five years, and (4) 435,000 shares of the Company’s common stock at $2.24, vesting over five years.  The options are subject to continued employment and expire in August 2008.   Issuance of

these options was pending shareholder approval of the 2003 Plan, which was obtained in December 2003.

 In determining the Chief Executive Officer compensation, the Compensation Committee considers the Company’s overall performance, as measured by sales revenue, profitability, earnings per share and share valuation.  After considering these indicia of performance, the Compensation Committee awarded no cash bonuses in fiscal 2003, 2002 or 2001.

This report was furnished by

Messrs. Paschall, Busch and DeWald

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the common stock beneficially owned as of April 2, 2004 by: (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the common stock; (ii) each of the Company’s directors and director nominees; (iii) each of the Named Executive Officers who currently is an executive officer of the Company; and (iv) all current executive officers and directors as a group.  There were 9,890,787 shares of the Company’s common stock outstanding as of April 2, 2004.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Shares(2)

Dito Caree LP, Dito Devcar LP, Plus Four and Richard H. Pickup c/o David Hehn 3753 Howard Hughes Parkway #200 Las Vegas, NV 89109-0938	1,552,154	(3)	15.7%

Gregory J. Spagna 515 Airport Executive Park Nanuet, NY 10954	904,500	(4)	9.1%

Delk Partners Ltd.	1,250,805	(5)	12.6%
Timothy R. Busch and the Lenawee Trust	1,145,307	(6)	11.5%
N. Price Paschall	240,000	(7)	2.4%
Maurice J. DeWald	40,000	(8)	*

All current executive officers and directors as a group (4 persons)	2,676,112	(9)	26.1%

(1)          Unless otherwise indicated, the address of each beneficial owner is care of Advanced Materials Group, Inc., 20211 South Susana Road, Rancho Dominguez, California 90221.

(2)          Ownership of less than one percent is indicated by the mark “*”.

(3)          Comprised of 986,300 shares held by Dito Caree LP, 200,000 shares held by Dito Devcar LP and 365,854 shares held by Plus Four LLC.   Mr. Pickup does not directly own any shares, but he indirectly controls Dito Caree LP, Dito Devcar LP and Plus Four LLC.  Mr. Pickup, Dito Caree, LP, Dito Devcar, LP and Plus Four LLC acknowledge that they are a “group” with respect to the referenced shares.

(4)          Based solely on that certain Form 13G/A filed with the Securities and Exchange Commission February 14, 2003 and comprised of 617,000 shares held by Mr. Spagna and 287,500 shares held jointly by Mr. Spagna and his wife and children.

(5)          Comprised of 1,220,805 shares held by Delk Partners, Ltd. and 30,000 shares which Mr. Delk has the right to acquire upon exercise of stock options presently exercisable or exercisable with 60 days of April 2, 2004.  As the general partners of Delk Partners, Ltd., Mr. Robert Delk and Mrs. Ann Struckmeyer Delk may be deemed, for purposes of determining beneficial ownership pursuant to Rule 13d-3, to have shared power to vote, or direct the vote of, or dispose of, or direct the disposition of, the 1,220,805 shares of common stock owned directly by Delk Partners, Ltd.

(6)          Comprised of 1,105,307 shares held by the Lenawee Trust, of which Mr. Busch and his spouse are beneficiaries; and 40,000 shares issuable upon exercise of options held by Mr. Busch that are presently exercisable or exercisable within 60 days of April 2, 2004.  Mr. Busch and the Lenawee Trust acknowledge that they are a “group,” as that term is used under Section 13(d)(3) of the Exchange Act, with respect to the referenced shares.

(7)          Comprised of 240,000 shares which Mr. Paschall has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of April 2, 2004.

(8)          Comprised of 40,000 shares which Mr. DeWald has the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of April 2, 2004.

(9)          Comprised of 2,326,112 shares owned by the directors and Named Executive Officers who were officers of the Company as of April 2, 2004 and 350,000 shares, which the directors and Named Executive Officers have the right to acquire upon exercise of options presently exercisable or exercisable within 60 days of April 2, 2004.

Item 13. Certain Relationships and Related Transactions.

The Company is or has been a party to employment and consulting arrangements with related parties, as more particularly described above under the headings “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Compensation of Directors.”

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the information under the captions “Election of Directors” and “Other Matters” contained in the Company’s 2003 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	Financial Statements, included in Part II of this report:

Report of Independent Certified Public Accountants

Consolidated Statements of Operations for the years ended November 30, 2003, 2002 and 2001

Consolidated Balance Sheets for the years ended November 30, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended November 30, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended November 30, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts

(a)(3)	Index to Exhibits:

See Index to Exhibits included herein.

(b)	Reports on Form 8-K

None

(c)	Index to Exhibits. See Index to Exhibits included herein.

ADVANCED MATERIALS GROUP, INC.

Report of Independent Certified Public Accountants

Board of Directors

Advanced Materials Group, Inc.

Rancho Dominguez, California

We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the “Company”) as of November 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended November 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective December 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses in 2003, 2002 and 2001, has had a significant decline in sales, and has working capital and stockholders’ deficits as of November 30, 2003. The Company is also in technical default under the compliance provisions of its line of credit and term loan. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP
BDO SEIDMAN, LLP

Costa Mesa, California

February 25, 2004 except for the third paragraph of Note 6 which is as of March 1, 2004 and Note 8 which is as of April 17, 2004.

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended November 30,	2003	2002	2001
		Restated

Net sales	$14,475,000	$26,588,000	$29,423,000
Cost of sales (including depreciation of $295,000, $324,000 and $345,000 for the years ended November 30, 2003, 2002 and 2001, respectively)	13,142,000	25,071,000	27,606,000

Gross profit	1,333,000	1,517,000	1,817,000

Operating expenses:
Selling, general and administrative	2,141,000	2,233,000	3,555,000
Restructuring charges	(352,000)	226,000	1,334,000
Write-down of goodwill	—	387,000	—
Depreciation and amortization	210,000	213,000	287,000

Total operating expenses	1,999,000	3,059,000	5,176,000

Loss from operations	(666,000)	(1,542,000)	(3,359,000)

Other (expense) income:
Interest expense	(254,000)	(409,000)	(492,000)
(Loss) gain on disposal of fixed assets	(159,000)	13,000	25,000
Other, net	(69,000)	(108,000)	(81,000)

Total other expense, net	(482,000)	(504,000)	(548,000)

Loss from continuing operations before income taxes	(1,148,000)	(2,046,000)	(3,907,000)
Income tax benefit (expense)	(24,000)	297,000	—

Loss from continuing operations	(1,172,000)	(1,749,000)	(3,907,000)

Discontinued operations:
Income from discontinued operations	163,000	547,000	521,000
Gain on sale of discontinued operations	378,000	—	—

Net loss	$(631,000)	$(1,202,000)	$(3,386,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.14)	$(0.20	$(0.45)
Income from discontinued operations	0.02	0.06	0.06
Gain on sale of discontinued operations	0.05	—	—

Net loss per share	$(0.07)	$(0.14)	$(0.39)

Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272	8,671,272

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

BALANCE SHEETS

November 30,	2003	2002
		Restated
ASSETS

Current assets:
Cash and cash equivalents	$21,000	$157,000
Restricted cash	60,000	—
Accounts receivable, net of allowance for doubtful accounts of $54,000 and $97,000 as of November 30, 2003 and 2002, respectively	1,319,000	4,766,000
Inventories, net of allowance for obsolescence of $81,000 and $241,000 as of November 30, 2003 and 2002, respectively	939,000	2,310,000
Discontinued operations, net	—	1,690,000
Prepaid expenses and other	161,000	136,000

Total current assets	2,500,000	9,059,000

Property and equipment, net	1,059,000	1,683,000
Other assets	48,000	58,000

Total assets	$3,607,000	$10,800,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,181,000	$3,810,000
Accrued liabilities	439,000	367,000
Restructuring reserve	56,000	378,000
Deferred income	—	97,000
Line of credit	609,000	3,701,000
Term loan	361,000	—
Current portion of long-term obligations	360,000	599,000
Convertible debentures	405,000	—

Total current liabilities	3,411,000	8,952,000

Convertible debentures	—	405,000
Restructuring reserve	76,000	504,000
Retirement benefit to former employees, net of current portion of $273,000 and $157,000 and of discount of $2,610,000 and $2,871,000 at November 30, 2003 and 2002, respectively	951,000	1,094,000
Capital lease obligations, net of current portion of $87,000 and $164,000 at November 30, 2003 and 2002, respectively	57,000	143,000

Total liabilities	4,495,000	11,098,000

Commitments and contingencies
Stockholders’ deficit:
Preferred stock–$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock–$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at November 30, 2003 and 2002	9,000	9,000
Additional paid-in capital	7,124,000	7,083,000
Accumulated deficit	(8,021,000)	(7,390,000)

Total stockholders’ deficit	(888,000)	(298,000)

Total liabilities and stockholders’ deficit	$3,607,000	$10,800,000

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS SHAREHOLDERS’ DEFICIT

			Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount

Balances, November 30, 2000	8,671,272	$9,000	$7,083,000	$(2,802,000)	$4,290,000

Net loss	—	—	—	(3,386,000)	(3,386,000)

Balances, November 30, 2001	8,671,272	9,000	7,083,000	(6,188,000)	904,000

Net loss (restated)	—	—	—	(1,202,000)	(1,202,000)

Balances, November 30, 2002 (restated)	8,671,272	$9,000	$7,083,000	$(7,390,000)	$(298,000)

Non-cash compensation	—	—	41,000	—	41,000
Net loss	—	—	—	(631,000)	(631,000)

Balances, November 30, 2003	8,671,272	$9,000	$7,124,000	$(8,021,000)	$(888,000)

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended November 30,	2003	2002 Restated	2001

Cash flows from continuing operating activities:
Net loss from continuing operations	$(1,172,000)	$(1,749,000)	$(3,907,000)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation and amortization	505,000	537,000	632,000
Provision for bad debt	30,000	5,000	99,000
Provision for obsolete inventory	204,000	160,000	483,000
Write-off of goodwill	—	387,000	—
Change in restructuring reserve	(352,000)	226,000	1,334,000
Non-cash compensation	41,000	—	—
Interest and other on deferred compensation	14,000	48,000	48,000
Loss (gain) on disposal of fixed assets	159,000	(13,000)	(25,000)
Changes in operating assets and liabilities:
Accounts receivable	3,417,000	961,000	1,189,000
Income taxes	—	—	534,000
Inventories	1,167,000	110,000	897,000
Prepaid expenses and other	(25,000)	(55,000)	60,000
Other assets	10,000	17,000	8,000
Restructuring reserve	(398,000)	(397,000)	(281,000)
Accounts payable and other accrued liabilities	(2,557,000)	(1,669,000)	(143,000)
Deferred income	(97,000)	(158,000)	(18,000)

Net cash provided by (used in) continuing operating activities	946,000	(1,590,000)	910,000

Cash flows from investing activities:
Purchases of property and equipment	(40,000)	(274,000)	(385,000)
Proceeds from sale of property and equipment	—	13,000	150,000

Net cash used in investing activities	(40,000)	(261,000)	(235,000)

Cash flows from financing activities:
Repayments under line of credit, net	(3,701,000)	—	(1,217,000)
Proceeds from issuance of debt – line of credit	609,000	913,000	—
Payments under term loans	(278,000)	(130,000)	—
Proceeds from issuance of debt – line of credit	361,000	—	408,000
Payments on capital lease obligations	(163,000)	(120,000)	(113,000)
Payments on deferred compensation	(41,000)	(32,000)	(31,000)

Net cash (used in) provided by financing activities	(3,213,000)	631,000	(953,000)

Net change in cash and cash equivalents from continuing operations	(2,307,000)	(1,220,000)	(278,000)

Cash provided by (used in) discontinued operations	2,231,000	1,102,000	(292,000)

Cash and cash equivalents, including restricted cash, beginning of year	157,000	275,000	845,000

Cash and cash equivalents, including restricted cash, end of year	$81,000	$157,000	$275,000

Years Ended November 30,	2003	2002 Restated	2001

Supplemental disclosures of cash flow information:
Cash paid (received) during the year for:
Interest	$254,000	$409,000	$492,000

Income taxes	$8,000	$(297,000)	$—

Fixed assets acquired under capital leases	$—	$102,000	$39,000

See accompanying report of independent certified public accountants and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1–ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Advanced Materials Group, Inc. (the “Company”) develops, manufactures and markets a wide variety of products from a base of flexible materials.  The Company’s principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) (“AM”), is the successor to a 50 year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products.  Today, the Company is making a transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products.  Examples of the products AM is currently manufacturing include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthoroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators, water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer.

Basis of Presentation and Liquidity Matters

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $631,000, $1,202,000 and $3,386,000 in fiscal years 2003, 2002 and 2001, respectively.  At November 30, 2003, the Company had working capital and stockholders’ deficits and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan.  The Company is in the process of attempting to cure its line of credit and term loan violations.  Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus in the last few months and will now be concentrating on securing proprietary products primarily for the medical and consumer industry.  The objective is to create advanced designs, using current materials.  These products will be pursued through aggressive product development and the licensing of existing patented products or technology.   These new products are expected to have higher profit margins and be less subject to competition.  There can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.  As a result of these and other factors, the Company’s independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about the Company’s ability to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. and its wholly owned subsidiary, Advanced Materials, Inc. and Advanced Materials, Ltd.   All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain fiscal 2002 and 2001 amounts in the accompanying consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents at November 30, 2003 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2003 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2003 due to the Company’s ability to obtain financing at similar interest rates from other lenders.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $505,000, $537,000, and $632,000 for the years ended November 30, 2003, 2002 and 2001 respectively, of which $295,000, $324,000, and $345,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” provides a single accounting model for long-lived assets to be disposed of.  SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

The Company adopted SFAS No. 144 on December 1, 2001.  The adoption of SFAS No.144 did not affect the Company’s financial statements.  In accordance with SFAS No. 144, long-lived assets, such as furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets to be disposed of in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

During the fourth quarter of 2002, the Company completed an impairment evaluation and determined that their goodwill has been impaired and accordingly, recorded a $387,000 non-cash pretax charge for the impairment of goodwill.  Amortization expense of approximately $60,000 recognized during 2001 would not have been recognized under the new accounting rules.

During the fourth quarter of fiscal 2003, the Company recorded a loss on disposal of fixed assets of $159,000 as the result of the its assessment of the impairment of certain fixed assets no longer being used by the Company due to changes in its operations.

There were no impairment charges for the year ended November 30, 2001.

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

Environmental Remediation

Environmental expenditures that relate to current operations are expensed.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  As of November 30, 2003 and 2002, no liabilities have been recorded.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were approximately $0, $25,000, and $27,000, for the years ended November 30, 2003, 2002, and 2001, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk

Cash and Cash Equivalents

At November 30, 2003, the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

Customers

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets.  The Company performs ongoing credit evaluations of its customers.  The Company maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses.

One customer, Hewlett Packard, accounted for 51%, 65% and 55% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively.   These sales to Hewlett Packard were primarily through the Company’s manufacturing agreement with its joint venture partner in Singapore.  Sales to Hewlett Packard, Singapore aggregated 37%, 48% and 39% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively. Due to an amendment in the agreement in 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner.  Additionally, sales to Hewlett Packard, Puerto Rico accounted for 12%, 15% and 11% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively.  Beginning in late 2003, the Company ceased selling to Hewlett Packard, Puerto Rico and one other customer due to low gross margins ,sales of which aggregated 22%, 19% and 11% of consolidated sales for the years ended November 30, 2003, 2002 and 2001, respectively.  These changes will significantly reduce the Company’s percentage of sales accounted for by Hewlett Packard in the future and Hewlett Packard will no longer be a significant customer.  Hewlett Packard accounted for 12% and 51% of consolidated accounts receivable as of November 30, 2003 and 2002, respectively.

Suppliers

Foamex International, Inc. (“Foamex”) accounted for 23%, 33% and 36% of consolidated purchases for the years ended November 30, 2003, 2002 and 2001, respectively.   Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company’s business.  If another supplier’s products were to be substituted by our customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore.  The Company entered into a ten-year agreement with Foamex Asia in January 1998.  Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex Asia’s Singapore facility.  The manufacturing agreement has a profit sharing provision that changes annually.  The profit sharing split is as follows (in percentages):

Year	The Company	Foamex
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 – 2007	35	65

On June 20, 2003, the Company signed an amendment to its manufacturing agreement in Singapore with Foamex Asia  to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia.  Although this change will not affect the Company’s share of the profitability under the agreement, it will cause a significant reduction in its future reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it will no longer purchase the raw materials or bill the end customer and will only recognize its portion of profit as revenue.   The president of Foamex Asia is former employee of the Company to whom the Company was paying retirement benefits until March of 2003.  The Company is currently involved in litigation with the former employee in regards to these payments (see note 10).

Revenues as reported relating to the Singapore manufacturing agreement were $4,394,000, $11,739,000 and $11,541,000 for each of the three years ended November 30, 2003, 2002 and 2001, respectively.  Under the amended agreement, only the Company’s share of the profit would have been reported as revenue.  The profits distributed to the

Company pursuant to the Singapore manufacturing agreement were $560,000, $479,000 and $1,471,000 for the three years ended November 30, 2003, 2002 and 2001, respectively.

Risks and Uncertainties

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

The Company is subject to regulations administered by the United States Environmental Protection Agency, various state agencies, county and local authorities acting in conjunction with federal and state agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution.  The extensive regulatory framework imposes significant complications, burdens and risks on the Company.  Governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions and/or impose civil and criminal fines or sanctions in the case of violations.

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), imposes strict joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment.  The Federal Resource Conservation and Recovery Act of 1976, as amended (“RCRA”), regulates the generation, governed by the law, which contains the California counterparts of CERCLA and RCRA.  The Company believes that its manufacturing activities are in substantial compliance with all material Federal and state laws and regulations governing its operations.  Amendments to existing statutes and regulations could require the Company to modify or alter methods of operations at costs, which could be substantial.  There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations.

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

Stock-based Compensation

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amended FAS No. 123, “Accounting for Stock-Based Compensation.” The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for the Company’s financial statements for the fiscal year ended November 30, 2003.  In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero percent for all years; expected volatility of 138 percent in 2003, 99 percent in 2002 and 79 percent in 2001; risk-free interest rates of 3.5 percent; and expected lives of 5 years.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Years ended November 30:	2003	2002	2001
Net loss available to common shareholders	$(631,000)	$(1,202,000)	$(3,386,000)

Plus: Stock-based employee compensation expense included in reported net loss	41,000	—	—
Less: Total stock-based employee compensation expense determined using fair value based method	(66,000)	(24,000)	(57,000)
Pro forma net loss available to common shareholders	$(656,000)	$(1,226,000)	$(3,443,000)

Net loss per common share, as reported
Basic and diluted	$(0.07)	$(0.14)	$(0.39)

Net loss per common share, pro forma
Basic and diluted	$(0.08)	$(0.14)	$(0.40)

Loss per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares including stock options and convertible debentures have been excluded for the years ended November 30, 2003, 2002 and 2001, as their effect would be antidilutive.

There were 2,333,500, 1,717,000 and 1,755,000 potentially dilutive options, exclusive of effect of convertible debentures, outstanding at November 30, 2003, 2002 and 2001, respectively, that were not included in the computation of the net loss per share because they would be anti-dilutive.

Recent Accounting Pronouncements

On July 30, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 replaces the prior guidance that was provided by EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.”  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detail disclosures with respect to guarantees.  FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002.  The initial recognition and measurement provisions of FIN 45 have not had an impact on the Company’s consolidated results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the entity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003, and such adoption did not have a material impact on its consolidated results of operations and financial position because the Company currently has no variable interest entities.

In May 2003, the FASB issued SFAS No. 150 (“SFAS 150”), “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  SFAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On June 15, 2003, the Company adopted SFAS 150 which had no material impact on the Company’s consolidated results of operations and financial position.

In December 2003, the FASB issued FIN 46-R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51 (revised December 2003)”, which replaces FIN 46.  FIN 46-R incorporates certain modifications to FIN 46 adopted by the FASB subsequent to the issuance of FIN 46, including modifications of the scope of FIN 46.  For all non-special purpose entities (“SPE”) created prior to February 1, 2003, public entities will be required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.  For all entities (regardless of whether the entity is an SPE) that were created subsequent to January 31, 2003, public entities are already required to apply the provisions of FIN 46, and should continue doing so unless they elect to adopt the provisions of Fin 46-R early as of the first interim or annual reporting period ending after December 15, 2003.  If they do not elect to adopt FIN 46-R early, public entities would be required to apply FIN 46-R to those post-January 31, 2003 entities as of the end of the first interim or annual reporting period ending after March 15, 2004.

Management did not elect to adopt FIN 46-R early and will need to review and assess the effects, if any, FIN 46-R will have on the Company’s financial statements, but does not believe the adoption of FIN 46R for non-SPEs will have a material impact to our consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, an amendment of  SFAS No. 87, 88 and 106, and a revision of SFAS No.132. The statement is effective for fiscal years and interim periods ending after December 15, 2003. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, 88 and 106. The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial condition or results of operations.

NOTE 2-DISCONTINUED OPERATIONS

On October 31, 2003, the Company entered into an agreement to sell its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. (“AML-Ireland”).  Total consideration for the sale was approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash.

Operating results of AML-Ireland for the years ended November 30, 2003, 2002 and 2001 are shown separately in the accompanying consolidated statement of operations.  The consolidated statement of operations for the years ended November 30, 2002 and 2001 have been restated and operating results of AML-Ireland are shown separately as discontinued operations for those periods.

Assets and liabilities of AML-Ireland to be disposed of consisted of the following at November 30, 2002:

November 30, 2002

Cash	$608,000
Accounts receivable, net	697,000
Inventories, net	1,146,000
Property, plant and equipment	802,000
Prepaids and other assets	148,000
Total assets	3,401,000

Accounts payable	1,305,000
Accrued liabilities	406,000
Total liabilities	1,711,000

Net assets of discontinued operations	$1,690,000

Results of operations of AML-Ireland for the years ended November 30, 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Revenues	$9,153,000	$9,699,000	$9,060,000

Costs and expenses:
Cost of sales	7,594,000	8,069,000	7,496,000
General and administrative	1,385,000	1,094,000	986,000
Other	11,000	(12,000)	57,000
Total costs and expenses	8,990,000	9,151,000	8,539,000

Income from discontinued operations	163,000	547,000	521,000
Gain on sale of discontinued operations	378,000	—	—
Net income from discontinued operations	$541,000	$547,000	$521,000

NOTE 3-RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In addition to the changes to the Company’s previously issued consolidated financial statements required by the discontinued operations, management has identified an error related to the recording of cost of sales for the Company’s joint venture agreement in Singapore, which necessitated a restatement of the Company’s 2002 consolidated financial statements.  The following table highlights the effects of the restatement adjustments and the discontinued operations on the previously reported consolidated statements of operations for 2002 and 2001.

	Increase (Decrease) Due To:
	As previously Reported	Discontinued Operations	Restatement Adjustments	As Restated
2002
Net sales	$36,287,000	$(9,699,000)	—	$26,588,000
Gross profit	3,875,000	(1,630,000)	$(728,000)	1,516,000
Net loss	(474,000)	—	(728,000)	(1,202,000)
Loss per share:
Basic and diluted	$(0.05)	—	$(0.09)	$(0.14)

2001
Net sales	$38,483,000	$(9,060,000)	—	$29,423,000
Gross profit	3,381,000	(1,564,000)	—	1,817,000
Net loss	(3,386,000)	—	—	(3,386,000)
Loss per share:
Basic and diluted	$(0.39)	—	—	$(0.39)

NOTE 4–INVENTORIES

Inventories consist of the following at November 30:

	2003	2002

Raw materials	$532,000	$965,000
Work-in-progress	129,000	162,000
Finished goods	359,000	1,424,000

	1,020,000	2,551,000
Less allowance for obsolete inventory	(81,000)	(241,000)

	$939,000	$2,310,000

NOTE 5–PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

	2003	2002

Machinery and equipment	$2,617,000	$3,013,000
Furniture and fixtures	1,260,000	1,573,000
Transportation equipment	77,000	77,000
Leasehold improvements	408,000	408,000
Construction in progress	33,000	28,000

	4,395,000	5,099,000

Less accumulated depreciation	(3,336,000)	(3,416,000)

	$1,059,000	$1,683,000

The assets held under capital leases have been included in property and equipment and total  $604,000, $694,000 and $626,000 with accumulated depreciation of $383,000, $297,000 and $286,000 for the years ended November 30, 2003, 2002 and 2001, respectively.

NOTE 6–LINE OF CREDIT

As of November 30, 2002, the Company had a revolving line of credit agreement with a bank, which provided for borrowings up to $4,500,000, as defined. The line bore interest at prime plus 3.25% (7.5% at November 30, 2002) and was secured by substantially all of the assets of the Company.  This line of credit expired and was paid in full in September 2003.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined.  The line expires in October 2005 and bears interest at prime plus 1.5% (5.5% at November 30, 2003).  The line of credit is secured by substantially all of the assets of the Company.  The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.  At November 30, 2003, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan (note 7).  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender.  While the Company is in the process of attempting to cure its line of credit and term loan violations, there is no assurance that the Company will be successful in this regard.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company’s line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement.  The default rate will remain in effect until all of the designated defaults have been cured.

Interest expense related to the lines of credit totaled approximately $224,000, $349,000, and $494,000 for the years ended November 30, 2003, 2002, and 2001, respectively.

NOTE 7–TERM LOAN

The Company had an outstanding term loan of $278,000 as of November 30, 2002.  The term loan bore interest at prime plus 3.25% (7.5% at November 30, 2002) and was secured by substantially all of the assets of the Company.  This term loan was paid in full in October 2003.

In October 2003, the Company obtained a term loan in the amount of $368,000.  The term loan had an outstanding balance of $361,000 as of November 30, 2003 and amortizes straight line over 60 months with a balloon payment due in October 2005.   It bears interest at prime plus 2.0% (6.0% at November 30, 2003) and is secured by substantially all of the assets of the Company.  The loan is payable to the same lender as the Company’s line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the consolidated financial statements as of November 30, 2003 (See Note 6).

NOTE 8–CONVERTIBLE DEBENTURES

The Company had outstanding convertible debentures totaling $405,000 at November 30, 2003 and 2002. The debentures bore interest at 7.5% per annum, with interest payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, were convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share).  The debentures matured and were repaid subsequent to year end.  Interest expense related to the debentures totaled approximately $36,000 for each of the years ended November 30, 2003, 2002, and 2001.

NOTE 9–RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado.  The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001.  The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales.  Restructuring charges of ($352,000), $226,000 and $1,334,000 were recorded during the years ended November 30, 2003, 2002 and 2001, respectively, relating to the plant closures.  During 2003, approximately $6,000 in severance costs and $392,000 in lease costs were paid against the reserve.  Also, during 2003, the Company recorded a decrease in the restructuring reserve of $352,000, as it has instituted a plan which will require the partial use of the Texas facility for additional production in 2004.  During 2002, approximately $63,000 in severance costs and $334,000 in lease costs were charged against the reserve.  During fiscal 2001, approximately $135,000 in severance costs, $139,000 in lease costs and $7,000 in service contract costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $132,000 (net of probable lease revenue of $54,000).

The following table summarizes the changes in the restructuring reserve during the fiscal years ended November 30, 2003 and 2002:

	2003	2002
Beginning Balance, November 30, 2002	$882,000	$1,053,000
Less: change in estimate	(352,000)	226,000
Less: cash paid	(398,000)	(397,000)
Balance, November 30, 2003	$132,000	882,000

NOTE 10–COMMITMENTS AND CONTINGENCIES

Retirement Benefits to Former Employees

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992.  As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation.  The Company is currently in litigation with the parties involved regarding its obligations per the underlying agreement.  As of November 30, 2003, the Company had a net reserve for retirement benefits to these former employees of $1,224,000.

Leases

The Company leases facilities under non-cancelable operating leases, which expire in November 2004 and November 2005.  The Company and its subsidiaries also lease certain machinery and equipment under capital lease obligations, which expire through 2007.

Approximate future minimum operating and capital lease obligations at November 30, 2003, including the Texas facility, which is discussed in Note 9 above, are as follows:

	Operating Leases	Capital Leases

2004	641,000	93,000
2005	372,000	47,000
2006	—	11,000
2007	—	3,000
Thereafter	—	—
Total minimum lease obligations	$1,013,000	154,000

Less amounts representing interest		(10,000)

Present value of capital lease payments		144,000
Current portion		(87,000)

Long-term portion		$57,000

Lease expense (not including the lease expense for the Texas facility, as it was recorded as a reduction in the restructuring reserve) for the years ended November 30, 2003, 2002, and 2001 was $269,000, $478,000, and $619,000, respectively.

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2003, 2002, and 2001.

Employment Contracts

The Company was party to an employment agreement with Steve F. Scott, its President and Chief Executive Officer, dated July 1, 1998, which provided Mr. Scott with an annual salary of $250,000 per year. The employment agreement was effective through June 30, 2004.  In August 2003, Mr. Scott’s employment with the Company terminated and the employment agreement with Mr. Scott was amended whereby he is to be paid in monthly installments of $7,555 beginning August 2003 through August 2005.  Accrued severance costs relating to the amendment aggregating $156,000 are included in the Company’s financial statements as of November 30, 2003 which were recorded in the fourth quarter.

In August 2003, the Company entered into an employment agreement with its new President and Chief Executive Officer, Robert E. Delk.  The agreement is effective through July 31, 2005 and provides for a base salary of at least $125,000 per year beginning in August 2004.  Mr. Delk currently receives no cash compensation for his services.  In fiscal year 2003, compensation expense of $41,000 pertaining to this agreement was recorded as an adjustment to paid in capital for his contribution of services for no salary.

Litigation

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992.  As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation.  The Company is currently in litigation with the parties involved regarding its obligations per the underlying agreement.  As of November 30, 2003, the Company had a net reserve for retirement benefits to these former employees of $1,224,000.

NOTE 11–STOCKHOLDERS’ EQUITY

Stock Options

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

During 2001, the Company issued non-qualifying options to its directors to purchase 70,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.53.  The options vested immediately and expire in January 2011. Additionally, during 2001, the Company issued non-qualifying options to employees to purchase 265,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.30, with vesting over five years and expiring in June 2011.  No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

During 2002, the Company issued non-qualifying options to its directors to purchase 50,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.17.  The options vested immediately and expire in January 2012. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

During 2003, the Company issued non-qualifying options to its directors to purchase 80,000 shares of the Company’s common stock under the 1998 plan, at an exercise price of $0.20.  The options vested immediately and expire in January 2013. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

2003 Stock Plan

In December 2003, the stockholders of the Company approved the 2003 Stock  Plan (“2003 Plan”). The Plan authorizes the granting of various options and rights to purchase up to 3,000,000 shares of common stock of the Company.  The 2003 Plan provides for the grant by the Company of options to purchase shares of the Company’s common stock to its employees, directors and consultants. The 2003 Plan provides that it is to be administered by a committee consisting of two or more members of the Board of Directors. The Committee has discretion, subject to the terms of the 2003 Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

Options granted under the 2003 Plan may be either “incentive stock options”, within the meaning of Section 422 of the Internal Revenue Code, or “non-qualified stock options”. No incentive stock option may be granted to any person who is not an employee of the Company at the date of grant. Options may be granted under the 2003 Plan for terms of up to

10 years, except for incentive stock options granted to 10% Stockholders, which are limited to 5-year terms. The exercise price in the case of incentive stock options granted under the 2003 Plan has to be at least equal to the fair market value of the common stock as of the date of grant.

In  2003, the Company issued stock options under the 2003 Plan to Robert Delk, its President and CEO, to purchase (1) 435,000 shares of the Company’s common stock at $0.28, vesting over one year, (2) 435,000 shares of the Company’s common stock at $0.56, vesting over five years, (3) 435,000 shares of the Company’s common stock at $1.12, vesting over five years, and (4) 435,000 shares of the Company’s common stock at $2.24, vesting over five years.  Mr. Delk accepted the position of President and CEO of the Company in August 2003 and under the terms of his employment agreement he receives no cash compensation until August 2004.  The options are subject to continued employment and expire in August 2008.  No compensation expense was recorded in connection with the issuance of these options as they were issued at or above the fair market value of the underlying stock at the date of grant.

In December 2003, the Company issued stock options under the 2003 Plan to purchase 100,000 shares of the Company’s common stock to an employee at an exercise price of $0.41 per share, expiring in December 2008.

Other Stock Options

During 1998, the Company issued options to purchase 190,000 shares of the Company’s common stock outside of the 1998 Plan, at an exercise price of $1.50 per share, expiring in December 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

The following table summarizes options granted and outstanding:

	Number of Shares	Weighted Average Exercise Price

Outstanding, November 30, 2000 (1,417,000 exercisable at a weighted average price of $1.66	1,584,000	1.64
Granted (weighted average fair value of $0.25)	335,000	0.34
Canceled/Expired	(164,000)	1.57

Outstanding, November 30, 2001 (1,437,000 exercisable at a weighted average price of $1.60)	1,755,000	1.41
Granted (weighted average fair value of $0.11)	50,000	0.17
Canceled/Expired	(88,000)	1.85

Outstanding, November 30, 2002 (1,506,200 exercisable at a weighted average price of $1.48)	1,717,000	$1.34
Granted (weighted average fair value of $0.28)	1,820,000	1.01
Canceled/Expired	(1,203,500)	1.44

Outstanding, November 30, 2003 (567,980 exercisable at a weighted average price of $1.02)	2,333,500	$1.03

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company’s stock options at November 30, 2003.

Exercise Price	Outstanding	Exercisable	Weighted Average Contractual Life Remaining
	Number of Options

$0.17 – 0.30	615,000	154,480	9.0 years
0.53 – 1.00	567,000	132,000	8.0
1.12 – 1.50	655,000	220,000	7.4
1.75 – 1.78	61,500	61,500	4.4
2.24 – 2.24	435,000	—	9.7

	2,333,500	567,980	8.3

In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000.  The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders.  There was no agent for the transaction.  Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

NOTE 12–INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

	Years ended November 30:
	2003	2002	2001

Current:
Federal	$—	$(297,000)	$—
State	24,000	—	—

	24,000	(297,000)	—

Deferred:
Federal	—	—	—
State	—	—	—

Total income tax provision	$24,000	$(297,000)	$—

The components of deferred tax assets and liabilities at November 30 are as follows:

	2003	2002
Deferred tax assets:
Tax (under) over book depreciation	$46,000	$(311,000)
Accounts receivable	21,000	39,000
Inventory	41,000	141,000
Accrued expenses	31,000	81,000
Federal net operating loss carryforwards	1,766,000	1,486,000
State net operating loss carryforwards	175,000	161,000
Goodwill and other intangible assets	587,000	662,000
Restructuring reserve	53,000	351,000

Total deferred tax assets	2,720,000	2,610,000
Less valuation allowance for deferred tax assets	(2,720,000)	(2,610,000)

Net deferred tax assets	$—	$—

At November 30, 2003 and 2002, the Company had a valuation allowance of $2,720,000 and $2,610,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2003, the Company has net tax operating loss carryforwards of approximately $5,368,000, available to offset future Federal tax liabilities.  The carryforwards expire through 2023.  As of November 30, 2003, the Company has net operating tax loss carryforwards of approximately $1,981,000 available to offset future state income tax liabilities, which expire through 2013.

On September 11, 2002, California Governor Gray Davis signed one of the budget trailer bills that implemented the state’s 2002-2003 Budget Bill (A425).  The new law suspends the net operating loss (“NOL”) carryover deduction for tax years 2002 and 2003.  To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended by up to two years.

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

	Years Ended November 30:
	2003	2002	2001

Income tax (benefit) at statutory rates	$(206,000)	$(752,000)	$(1,680,000)
Change in federal valuation allowance and other permanent items	206,000	752,000	1,680,000
State and Local income taxes, net of federal income tax	24,000	(297,000)	—

Total	$24,000	$(297,000)	$—

NOTE 13–EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company’s domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The Company may contribute an amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $0, $0 and $44,000 for the years ended November 30, 2003, 2002 and 2001, respectively.

NOTE 14–FASB 131 SEGMENT REPORTING

The Company’s foreign operations consist of a sales joint venture located in Singapore, which began operations in fiscal 1998. All of their sales are made to unaffiliated customers.  Income from discontinued operations is included in the AMG-US Operations for all periods presented.  The following is a summary of operations by entities within geographic areas for the year ending November 30, 2003, 2002, and 2001:

	AMG-US Operations	AMI-US Operations	AMI- Singapore	Consolidated
NET SALES

2003	$—	$10,081,000	$4,394,000	$14,475,000

2002	$—	$14,849,000	$11,739,000	$26,588,000

2001	$—	$17,882,000	$11,541,000	$29,423,000

SEGMENT INCOME (LOSS) BEFORE CORPORATE ALLOCATION

2003	$(991,000)	$(200,000)	$560,000	$(631,000)

2002 (restated)	$(1,160,000)	$(521,000)	$479,000	$(1,202,000)

2001	$(1,343,000)	$(3,514,000)	$1,471,000	$(3,386,000)

	AMG-US Operations	AMI-US Operations	AMI Singapore	Consolidated
CORPORATE ALLOCATION (1)
2003	$744,000	$(424,000)	$(320,000)	$—

2002	$1,236,000	$(662,000)	$(574,000)	$—

2001	$1,534,000	$(1,064,000)	$(470,000)	$—

NET INCOME (LOSS)
2003	$(246,000)	$(624,000)	$239,000)	$(631,000)

2002 (restated)	$76,000	$(1,183,000)	$(95,000)	$(1,202,000)

2001	$191,000	$(4,578,000)	$1,001,000)	$(3,386,000)

DEPRECIATION AND AMORTIZATION
2003	$—	$(495,000)	$(10,000)	$(505,000)

2002	$—	$(527,000)	$(10,000)	$(537,000)

2001	$—	$(622,000)	$(10,000)	$(632,000)

INCOME TAXES
2003	$—	$(24,000)	$—	$(24,000)

2002	$—	$297,000	$—	$297,000

2001	$—	$—	$—	$—

TOTAL ASSETS
2003	$215,000	$3,382,000	$10,000	$3,607,000

2002	$2,337,000	$6,430,000	$2,033,000	$10,800,000

(1) Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

NOTE 15–QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for 2003 and 2002 follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
			(restated) (1)	(2)
2003
Net sales	$5,294,000	$4,294,000	$2,587,000	$2,300,000	$14,475,000
Gross profit	501,000	403,000	291,000	139,000	1,333,000
Net loss from continuing operations	(171,000)	(205,000)	(410,000)	(386,000)	(1,172,000)
Net loss	(16,000)	(78,000)	(335,000)	(203,000)	(631,000)
Income (loss) per share:
Basic and diluted, continuing operations	$(0.02)	$(0.02)	$(0.05)	$(0.04)	$(0.14)
Basic and diluted	$(0.00)	$(0.01)	$(0.04)	$(0.02)	$(0.07)

				(restated) (3)
2002
Net sales	$6,432,000	$6,744,000	$7,100,000	$6,312,000	$26,588,000
Gross profit	485,000	548,000	641,000	(157,000)	1,517,000
Net income (loss) from continuing operations	(358,000)	(222,000)	(97,000)	(1,072,000)	(1,749,000)
Net income (loss)	(283,000)	(111,000)	27,000	(835,000)	(1,202,000)
Income (loss) per share:
Basic and diluted, continuing operations	$(0.04)	$(0.03)	$(0.01)	$(012)	$(0.20)
Basic and diluted	$(0.03)	$(0.01)	$0.00	$(0.10)	$(0.14)

(1)          Amounts include $180,000 adjustment for accrued severance costs related to the amended employment agreement for the Company’s former CEO (see note 10).

(2)          Includes loss on disposal of fixed assets of $159,000 as the result of the Company’s assessment of the impairment of certain fixed assets no longer being used by the Company due to changes in its operations.   Also, includes an adjustment to decrease the restructuring reserve $352,000, as the Company has instituted a plan which will require the use of the Texas facility for additional production (see note 9).

(3)          Management  identified an error related to the recording of cost of sales for the Company’s joint venture agreement in Singapore, which necessitated a $798,000 adjustment for cost of sales in the fourth quarter of 2002 (see note 3).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MATERIALS GROUP, INC.
Dated: April 21, 2004
	By:	/s/ ROBERT E. DELK
Robert E. Delk President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT E. DELK	Chief Executive Officer, President and Director (Principal Executive Officer and Principal Accounting Officer)	April 21, 2004
Robert E. Delk

/s/ TIMOTHY R. BUSCH	Chairman and Director	April 21, 2004
Timothy R. Busch

/s/ MAURICE J. DEWALD	Director	April 21, 2004
Maurice J. DeWald

/s/ N. PRICE PASCHALL	Director	April 21, 2004
N. Price Paschall

INDEX TO EXHIBITS

No.	Exhibits

2.1

Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire Advanced Materials, Inc. (1)

3.1	Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.). (1)
3.2	Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
3.3	Bylaws, as amended, of Advanced Materials Group, Inc. (1)
10.1	Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc. (1)
10.2	Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc. dated December 2, 1992. (1)
10.3	Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc. (2)
10.4	The 1993 Stock Option Plan of Advanced Materials Group, Inc. (3)(*)
10.5	Form of Convertible Debenture. (4)
10.6	Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618. (5)
10.7	Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson. (6)
10.8	Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity Corporation, as Landlord and Advanced Materials, Inc., as Tenant. (7)
10.9	Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C. (8)
10.10	Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC. (9)
10.11	Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo National Association. (10)
10.12	First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Wells Fargo National Association. (11)
10.13	Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Gasket and Molded Products, Inc. and Shareholders. (12)
10.14	Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And Riggs National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust. (13)
10.15	The 1997 Stock Option Plan of Advanced Materials Group, Inc. (14)
10.16	Industrial Sublease Agreement executed September 1, 1997 between Advanced Material, Inc. as landlord and S-Line as tenant. (15)
10.17	Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte. Ltd. (16)
10.18	Form of Warrant Assignment Agreement dated September 15, 1997 between Trilon Dominion Partners, LLC. and certain individuals. (17)
10.19	Credit Agreement dated as of February 27, 1998 between Advanced Materials Group, Inc. and Wells Fargo Bank, National Association. (18)
10.20	The 1998 Stock Option Plan of Advanced Materials Group, Inc. (19)(*)
10.21

Agreement of Settlement and General Release, dated October 20, 1998, by and among Advanced Materials Group, Inc., Condor Utility Products, Inc. and Gary and Dora Valiska, former employees of Condor Utility Products, Inc. (20)

10.22	Employment agreement dated September 11, 1998 between Advanced Materials Group, Inc. and Steve F. Scott, Chief Executive Officer, President and Director. (21)(*)
10.23	Consulting Agreement dated March 31, 1997, by and between Advanced Materials Group, Inc. and Paschall and Company. (22)
10.24

Industrial Lease Agreement, including addenda and additional provisions, executed June 30, 1999, by and between Riggs & Company, a division of Riggs Bank N.A., as Trustee of the Multi-Employer Property Trust,

as Landlord, and Advanced Materials, Inc., as Tenant. (23)
10.25	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior Vice President, General Manager. (24)(*)
10.26	Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice President, Chief Financial Officer. (25)(*)

16.1	Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group, Inc.’s statement regarding change of accountants. (26)
21.1	List of Subsidiaries. (27)
31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(*)	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1)	Filed as a like-numbered exhibit to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(2)	Filed as Exhibit 10.10 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(3)	Filed as Exhibit 10.18 to Amendment No. 1 dated March 1, 1994 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(4)	Filed as Exhibit 10.23 to Amendment No. 2 dated May 6, 1994 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(5)	Filed as Exhibit 10.24 to Amendment No. 2 dated May 6, 1994 to the Company’s Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(6)	Filed as Exhibit 10.2 to Form 10-QSB dated August 31, 1995, incorporated herein by reference.

(7)	Filed as Exhibit 10.3 to Form 10-QSB dated August 31, 1995, incorporated herein by reference.

(8)	Filed as Exhibit 2.2 to Form 8-K filed January 5, 1996, incorporated herein by reference.

(9)	Filed as Exhibit 2.3 to Form 8-K filed January 5, 1996, incorporated herein by reference.

(10)	Filed as Exhibit 10.18 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(11)	Filed as Exhibit 10.19 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(12)	Filed as Exhibit 10.20 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(13)	Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1996, incorporated herein by reference.

(14)	Filed as Exhibit 10.21 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(15)	Filed as Exhibit 10.22 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(16)	Filed as Exhibit 10.23 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(17)	Filed as Exhibit 10.24 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.

(18)	Filed as Exhibit 10.1 to Form 8-K filed February 27, 1998, incorporated herein by reference.

(19)	Filed as Exhibit A to Form DEF-14A dated April 8, 1998, incorporated herein by reference.

(20)	Filed as Exhibit 10.21 to Form 10-KSB filed March 1, 1999, incorporated herein by reference.

(21)	Filed as Exhibit 10.1 to Form 10-QSB filed July 10, 1997, incorporated herein by reference.

(22)	Filed as Exhibit 10.4 to Form 10-QSB filed July 10, 1997, incorporated herein by reference.

(23)	Filed as Exhibit 10.24 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(24)	Filed as Exhibit 10.25 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(25)	Filed as Exhibit 10.26 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(26)	Filed as Exhibit 16.1 to Form 8-K filed September 22, 2000, incorporated herein by reference.

(27)	Filed as Exhibit 21 to Form 10-K filed February 28, 2000, incorporated herein by reference.