Form 10-Q
period 2004-02-29
ADVANCED MATERIALS GROUP INC
filed 2004-05-17
CIK 806514

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 29, 2004

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.)  Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s class of common equity, as of the latest practicable date:

COMMON STOCK, $.001 PAR VALUE, 9,920,787 SHARES OUTSTANDING AS OF FEBRUARY 29, 2004.

ADVANCED MATERIALS GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003

Net sales	$2,015,000	$5,293,000
Cost of sales	1,585,000	4,793,000
Gross profit	430,000	500,000

Operating expenses:
Selling, general and administrative	397,000	499,000
Depreciation and amortization	50,000	53,000
Total operating expenses	447,000	552,000
Loss from operations	(17,000)	(52,000)

Other income (expense):
Interest expense	(23,000)	(93,000)
Other, net	13,000	(27,000)
Total other expenses, net	(10,000)	(120,000)

Loss from continuing operations before income taxes	(27,000)	(172,000)
Income tax expense	42,000	—
Loss from continuing operations	(69,000)	(172,000)

Income from discontinued operations	—	156,000

Net loss	$(69,000)	$(16,000)

Basic and diluted loss per common share:
Loss from continuing operations	$(0.01)	$(0.02)
Income from discontinued operations	—	0.02
Net loss per share	$(0.01)	$0.00

Basic and diluted weighted average common shares outstanding	9,226,829	8,671,272

See accompanying notes to condensed consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	February 29, 2004	November 30, 2003 (A)

ASSETS
Current assets:
Cash and cash equivalents	$14,000	$21,000
Restricted cash	—	60,000
Accounts receivable, net of allowance of $31,000 and $54,000 at February 29, 2004 and November 30, 2003, respectively	1,257,000	1,319,000
Inventories, net	920,000	939,000
Prepaid expenses and other	106,000	161,000
Total current assets	2,297,000	2,500,000
Property and equipment, net	957,000	1,059,000
Other assets	48,000	48,000
Total assets	$3,302,000	$3,607,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Bank overdraft	$204,000	$—
Accounts payable	972,000	1,181,000
Accrued liabilities	425,000	439,000
Restructuring reserve, current	29,000	56,000
Line of credit	305,000	609,000
Convertible debentures	10,000	405,000
Term loan	338,000	361,000
Current portion of long-term obligations	347,000	360,000
Total current liabilities	2,630,000	3,411,000
Deferred compensation, net of current protion	951,000	951,000
Restructuring reserve, net of current portion	93,000	76,000
Other	48,000	57,000
Total liabilities	3,722,000	4,495,000

Commitments and contingencies

Stockholders’ deficit:
Preferred stock-$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 9,920,787 and 8,671,272 shares issued and outstanding at February 29, 2004 and November 30, 2003, respectively	10,000	9,000
Additional paid-in capital	7,660,000	7,124,000
Accumulated deficit	(8,090,000)	(8,021,000)
Total stockholders’ deficit	(420,000)	(888,000)
Total liabilities and stockholders’ deficit	$3,302,000	$3,607,000

(A)  Derived from the November 30, 2003 audited financial statements.

See accompanying notes to condensed consolidated financial statements

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	February 29, 2004	February 28, 2003
Cash flows from continuing operating activities:
Net loss from continuing operations	$(69,000)	$(172,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	103,000	133,000
Provision for obsolete inventory	(22,000)	—
Non-cash compensation	30,000	—
Interest on deferred compensation	—	37,000
Changes in operating assets and liabilities:
Accounts receivable	62,000	173,000
Inventories	41,000	52,000
Prepaid expenses and other	55,000	(118,000)
Accounts payable and accrued liabilities	(223,000)	(1,102,000)
Restructuring reserve	(10,000)	(112,000)
Deferred income	—	58,000
Net cash used in operating activities	(33,000)	(1,051,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,000)	(14,000)
Net cash used in investing activities	(1,000)	(14,000)

Cash flows from financing activities:
Sale of common stock	500,000	—
Exercise of common stock options	7,000	—
Net repayments under line of credit	(304,000)	(963,000)
Net repayments under term loan	(23,000)	(33,000)
Repayment of convertible debentures	(395,000)	—
Repayments of other long-term obligations	(22,000)	(78,000)
Increase in bank overdraft	204,000	—
Net cash used in financing activities	(33,000)	(1,074,000)
Net change in cash and cash equivalents	(67,000)	(2,139,000)
Cash provided by discontinued operations	—	2,016,000
Cash and cash equivalents, beginning of period	81,000	157,000
Cash and cash equivalents, end of period	$14,000	$34,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,000	$93,000
Income taxes	$—	$—

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

The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 29, 2004 and November 30, 2003 and the results of operations and cash flows for the related interim periods ended February 29, 2004 and 2003.  However, these results are not necessarily indicative of results for any other interim period or for the year.  It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continued net losses and at February 29, 2004, the Company has working capital and stockholders’ deficits and is not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan.  The Company is in the process of attempting to cure its line of credit and term loan violations.  Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus in the last few months and will now be concentrating on securing proprietary products primarily for the medical and consumer industry.  The objective is to create advanced designs, using current materials.  These products will be pursued through aggressive product development and the licensing of existing patented products or technology.   These new products are expected to have higher profit margins and be less subject to competition.  There can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Our independent auditors, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about our ability to continue as a going concern.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2)             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. and its wholly owned subsidiary, Advanced Materials, Inc. and Advanced Materials, Ltd.  All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain fiscal 2003 amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents at February 29, 2004 consist primarily of investments in a money market fund.

Fair Value of Financial Instruments

The Company’s cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at February 29, 2004 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at February 29, 2004 due to the Company’s ability to obtain financing at similar interest rates from other lenders.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $103,000 and $133,000 for the three-month periods ended February 29, 2004 and February 28, 2003, respectively, of which $53,000 and $80,000, respectively, is included in cost of sales in the accompanying condensed consolidated statements of operations.

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

Environmental Remediation

Environmental expenditures that relate to current operations are expensed.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  As of February 29, 2004 and November 30, 2003, no liabilities have been recorded.

Advertising Costs

Advertising costs are expensed as incurred. There were no advertising costs for the three-month periods ended February 29, 2004 and February 28, 2003.

Concentrations of Credit Risk

Cash and Cash Equivalents

At February 29, 2004, the Company maintained cash balances at certain financial institutions in excess of federally insured limits.

Customers

One customer, Hewlett Packard, accounted for 70% of consolidated sales for the three-month period ended February 28, 2003.  These sales to Hewlett Packard were primarily through the Company’s manufacturing agreement with its joint venture partner in Singapore.  Sales to Hewlett Packard, Singapore aggregated 51% of consolidated sales for the three-month period ended February 28, 2003. Due to an amendment in the agreement in July 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner.  Additionally, sales to Hewlett Packard, Puerto Rico accounted for 19% of consolidated sales for the three-month period ended February 28, 2003.  Beginning in late 2003, the Company ceased selling to Hewlett Packard, Puerto Rico due to low gross margins. These changes significantly reduced the Company’s percentage of sales accounted for by Hewlett Packard and Hewlett Packard is no longer a significant customer.

Suppliers

Foamex International, Inc. (“Foamex”) accounted for 14% and 43% of consolidated purchases for the three-month periods ended February 29, 2004 and February 28, 2003, respectively.   Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company’s business.  If another supplier’s products were to be substituted by our customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

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

Revenues as reported relating to the Singapore manufacturing agreement were $192,000 and $2,265,000 for the three-month periods ended February 29, 2004 and February 28, 2003, respectively.  Under the amended agreement, only the Company’s share of the profit is reported as revenue.  The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $192,000 and $197,000 for the three-month periods ended February 29, 2004 and February 28, 2003, respectively.

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

Loss Per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares including stock options and convertible debentures have been excluded for the three-month periods ended February 29, 2004 and February 28, 2003, as their effect would be antidilutive.

There were 2,423,500 and 1,797,000 potentially dilutive options, exclusive of effect of convertible debentures, outstanding at February 29, 2004 and February 28, 2003, respectively, that were not included in the computation of the net loss per share because they would be anti-dilutive.

Stock Based Compensation

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

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

	Three Months Ended
	February 29, 2004	February 28, 2003
Net loss available to common shareholders	$(69,000)	$(16,000)
Plus: Stock-based employee compensation expense included in reported net loss	—	—
Less: Total stock-based employee compensation determined using fair value based method	(41,000)	(13,000)
Pro forma net loss available to common stockholders	$(110,000)	$(29,000)

Net loss per common share - basic and diluted - as reported	$(0.01)	$(0.00)

Net loss per common share – basic and diluted - pro forma	$(0.01)	$(0.00)

3)             INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	February 29, 2004	November 30, 2003
	(unaudited)

Raw Materials	$501,000	$532,000
Work-in-process	143,000	129,000
Finished Goods	335,000	359,000
	979,000	1,020,000
Less allowance for obsolete inventory	(59,000)	(81,000)
	$920,000	$939,000

4)             STOCKHOLDERS’ DEFICIT

The following table summarizes changes in equity components from transactions during the three months ended February 29, 2004:

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance as of December 1, 2003	8,671,272	$9,000	$7,124,000	$8,021,000
Stock sold in private placement	1,219,515	1,000	499,000	—
Exercise of common stock options	30,000	—	7,000	—
Non-cash compensation	—	—	30,000	—
Net loss for the period	—	—	—	69,000
Balance as of February 29, 2004	9,920,787	$10,000	$7,660,000	$8,090,000

The following table summarizes information about stock option activity during the three months ended February 29, 2004:

	Number of Options	Weighted Average Exercise Price
Outstanding December 1, 2003	2,343,500
Canceled/expired	(30,000)	$1.19
Exercised	(30,000)	$0.22
Granted	140,000	$0.40

Outstanding February 29, 2004	2,423,500	$1.02

Exercisable at February 29, 2004	729,930	$1.05

Options outstanding are exercisable at prices ranging from $0.17 to $3.69 and expire over the period from January 19, 2005 to January 19, 2014 with an average life of 4.5 years.

In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000.  The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders.  There was no agent for the transaction.  Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

5)             SEGMENT REPORTING

The Company’s foreign operations consist of a sales joint venture located in Singapore which began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three months ended February 29, 2004 and February 28, 2003.   On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. (“AML-Ireland”).  Operating results of AML-Ireland for the three-month period ended February 28, 2003 are shown separately in the accompanying condensed consolidated statement of operations.  Income from discontinued operations is included in the amounts for AMG-US Operations.

	US Operations	Singapore	Consolidated
Revenue:

2004	$1,823,000	$192,000	$2,015,000
2003	$3,028,000	$2,265,000	$5,293,000

Segment Income (Loss):

2004	$(261,000)	$192,000	$(69,000)
2003	$(213,000)	$197,000	$(16,000)

Corporate Allocation (1):

2004	$—	$—	$—
2003	$(156,000)	$156,000	$—

Net Income (Loss):

2004	$(261,000)	$192,000	$(69,000)
2003	$(57,000)	$41,000	$(16,000)

Total Assets: As of February 29, 2004 and November 30, 2003

2004	$3,292,000	$10,000	$3,302,000
2003	$3,597,000	$10,000	$3,607,000

(1)          Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

6)             CONTINGENT LIABILITIES

Material legal proceedings to which the Company is a party are discussed in Part 1, Item 3, in the Company’s latest Annual Report on Form 10-K and in Part II, Item 1 of this Form 10-Q.

7)             LINE OF CREDIT

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined.  The line had an outstanding balance of $305,000 at February 29, 2004, expires in October 2005 and bears interest at prime plus 1.5% (5.5% at February 29, 2004).  The line of credit is secured by substantially all of the assets of the Company.  The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.  At February 29, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender.  While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company’s line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement.  The default rate will remain in effect until all of the designated defaults have been cured.

8)             TERM LOAN

In October 2003, the Company obtained a term loan in the amount of $368,000.  The term loan had an outstanding balance of $338,000 as of February 29, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005.   It bears interest at prime plus 2.0% (6.0% at February 29, 2004) and is secured by substantially all of the assets of the Company.  The loan is payable to the same lender as the Company’s line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of February 29, 2004.

9)             CONVERTIBLE DEBENTURES

The Company had outstanding convertible debentures totaling $405,000 at November 30, 2003. The debentures bore interest at 7.5% per annum, with interest payable quarterly. The debentures matured through March 2004 and during the three-month period ended February 29, 2004, $395,000 of the debentures were repaid.  As of February 29, 2004 there was $10,000 in convertible denbentures outstanding, which was subsequently paid in March 2004.

10)      RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado.  The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001.  The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales.  During the three-month period ended February 29, 2004, approximately $10,000 in lease costs were charged against the reserve.  The remainder of the restructuring reserve consists of lease abandonment costs of $122,000 (net of probable lease revenue of $54,000).

11)      DEFERRED COMPENSATION

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992.  As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation.  The Company is currently in litigation with the parties involved regarding its obligations per the underlying agreement.  As of February 29, 2004, the Company had a reserve for retirement benefits to former employees of $1,224,000.

12)      DISCONTINUED OPERATIONS

On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. (“AML-Ireland”).  Total consideration for the sale was approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash.

Operating results of AML-Ireland for the three-month period ended February 28, 2003 are shown separately in the accompanying condensed consolidated statement of operations.  The condensed consolidated statement of operations for the three-month period ended February 28, 2003 have been restated and operating results of AML-Ireland are shown separately as discontinued operations for those periods.

Results of operations of AML-Ireland for the three-month period ended February 28, 2003 (unaudited) were as follows:

Revenues	$2,188,000

Costs and expenses:
Cost of sales	1,705,000
General and administrative	305,000
Other	22,000
Total costs and expenses	2,032,000

Net income from discontinued operations	$156,000

13)      SUBSEQUENT EVENT

On April 22, 2004, the Company’s President and CEO and the Company’s Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes.  The notes are payable on July 21, 2004 and bear interest at 10%.  Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%.

In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $0.363 per share.  The warrants are exercisable at any time and expire on May 13, 2008.  Upon certain events of default, including the nonpayment of principal, the Company shall issue warrants to purchase an additional 100,000 shares of the Company’s common stock with the same terms.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company’s filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2003 and in “Factors That Could Affect Future Results” below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

The Company’s condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses from continuing operations of $69,000 and $172,000 in the three-month periods ended February 29, 2004 and February 28, 2003, respectively.  At February 29, 2004, the Company had working capital and stockholders’ deficits and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan.  The Company is in the process of attempting to cure its line of credit and term loan violations.  Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus in the last few months and will now be concentrating on securing proprietary products primarily for the medical and consumer industry.  The objective is to create advanced designs, using current materials.  These products will be pursued through aggressive product development and the licensing of existing patented products or technology.   These new products are expected to have higher profit margins and be less subject to competition.  There can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company’s independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about the Company’s ability to continue as a going concern.

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

Environmental Remediation

Environmental expenditures that relate to current operations are expensed.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable and the costs can be reasonably estimated.  As of February 29, 2004 and November 30, 2003, no liabilities have been recorded.

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

Discontinued Operations

In October 2003, the Company sold its wholly owned subsidiary, Advanced Materials Ltd. (“AML-Ireland”).  The condensed consolidated statements of operations for the three-month period ended February 28, 2003 has been restated and operating results of AML-Ireland are shown separately as discontinued operations for that period.

Results of Operations

FY 04 Current Three Months Versus FY 03

Net sales for the quarter ended February 29, 2004 were $2,015,000 versus $5,293,000 for the same period of fiscal 2003, a  decrease of $3,278,000 or 61.9%.  Revenues from the Singapore strategic manufacturing venture declined to $192,000 in the three-month period ended February 29, 2004 from $2,265,000 in the comparable period in 2003. Revenues from U.S. operations decreased to $1,823,000 in the first quarter of 2004 from $3,028,000 in 2003.

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

The lower sales in Singapore are primarily attributable to an amendment to the Company’s manufacturing agreement in Singapore with Foamex Asia (“Foamex”) to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003.  Although this change does not affect the Company’s share of the profitability under the agreement, it does cause a significant reduction in its reported revenues.  Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials.  Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue.  Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.

One customer, Hewlett Packard, accounted for 70% of consolidated sales for the three-month period ended February 28, 2003.  These sales to Hewlett Packard were primarily through the Company’s manufacturing agreement with its joint venture partner in Singapore.  Sales to Hewlett Packard, Singapore aggregated 51% of consolidated sales for the three-month period ended February 28, 2003. Due to the amendment in the agreement in July 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner.  Additionally, sales to Hewlett Packard, Puerto Rico accounted for 19% of consolidated sales for the three-month period ended February 28, 2003.  Beginning in late 2003, the Company ceased selling to Hewlett Packard, Puerto Rico due to low gross margins. These changes significantly reduced the Company’s percentage of sales accounted for by Hewlett Packard and Hewlett Packard is no longer a significant customer.

Cost of sales for the quarters ended February 29, 2004 and February 28, 2003 were $1,585,000 and $4,793,000, respectively. Cost of sales as a percentage of net sales was 79% for the first quarter of fiscal 2004, compared to 91% for the first quarter of fiscal 2003.  The Company’s gross profit percentage was 21% in 2004 period, compared to 9% in the 2003 period.  The increase in gross profit percentage for the first quarter of 2004 was primarily due to the change in the Singapore agreement noted above.  If the amendment had occured prior to the 1st quarter of 2003, the gross profit for the quarter ended February 28, 2003 would have been 15%.  The remaining improvement in the gross profit percentage is due to the Company’s discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.

Selling, general and administrative expenses for the first quarter of fiscal 2004 and 2003 were $397,000 and $499,000, respectively, a decrease of $102,000 or 20%. This decrease was due primarily to a reduction in the number of employees as the Company continues to improve individual productivity.

Interest expense for the first quarter of fiscal 2004 and 2003 was $23,000 and $93,000, repectively.  Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income from discontinued operations was $156,000 for the three-month period ended February 28, 2003.  On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, AML-Ireland.

Net loss for the first quarter of fiscal 2004 was $69,000, compared to a net loss of $16,000 for the first quarter of fiscal 2003. Basic and diluted loss per share for the first quarter of fiscal 2004 was $0.01 per share on a weighted average of 9.2 million shares, compared to  a net loss of $0.00 per share on a weighted average of 8.7 million shares for the first quarter of fiscal 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $14,000 at February 29, 2004, compared with $81,000 at November 30, 2003. Operating activities used $33,000 of cash during the first quarter of fiscal 2004, compared with using $1,050,000 in the corresponding period of fiscal 2003. The cash used in operating activities in the first quarter of 2004 resulted primarily from a decrease in accounts receivable, inventory and prepaids and other assets of $85,000 and $41,000 and $55,000, respectively, less an decrease in accounts payable and accrued liabilities of $223,000.

Inventory at February 29, 2004 was $920,000 compared to $939,000 at November 30, 2003.

Net trade receivables at February 29, 2004 were $1,257,000, compared to $1,319,000 at November 30, 2003.  The decrease is due to the lower sales volumes during the quarter ended February 29, 2004 compared to the period ended November 30, 2003.

Capital expenditures were $1,000 for the three months ended February 29, 2004, compared to $14,000 for the corresponding period in fiscal 2003. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Short- and long-term borrowings in the three-months ended February 29, 2004 decreased by $540,000.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined.  The line had an outstanding balance of $305,000 as of February 29, 2004, expires in October 2005 and bears interest at prime plus 1.5% (5.5% at February 29, 2004).  The line of credit is secured by substantially all of the assets of the Company.  The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.  At February 29, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender.  While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

In October 2003, the Company obtained a term loan in the amount of $368,000.  The term loan had an outstanding balance of $338,000 as of February 29, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005.   It bears interest at prime plus 2.0% (6.0% at February 29, 2004) and is secured by substantially all of the assets of the Company.  The loan is payable to the same lender as the Company’s line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of February 29, 2004.

Effective March 1, 2004, the lender increased the rate of interest on the Company’s line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement.  The default rate will remain in effect until all of the designated defaults have been cured.

In January 2004, the Company sold approximately 1,220,000 shares of its common stock in a private equity placement for $500,000.  Proceeds from the sale were used to pay off existing vendors and for general working capital purposes. The Company may decide to sell additional equity securities or increase its borrowings in order to increase its expenditures for selling and marketing expenses, to fund increased product development, or for other purposes.

Factors That Could Affect Future Results

Banking – The Company has incurred losses from operations, has a working capital deficit and has not been in compliance with minimum book net worth and debt service coverage ratio covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit violations, there are no assurance that the Company will be successful in completing this critical task. If the Company is unable to successfully complete this critical task, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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

Profit Margin - The Company’s profit margins vary somewhat among its products. Consequently, the overall profitability in any given period is partially dependent on the product and customer mix reflected in that period’s net sales.

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

The Company’s common stock traded on The Nasdaq SmallCap Stock Market (“Nasdaq”) under the symbol “ADMG” from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company’s common stock was delisted from Nasdaq and traded on the NASD-regulated OTC Bulletin Board (“Bulletin Board”) under the symbol “ADMG.OB.”  In April 2004, the Company’s common stock was delisted from the Bulletin Board, but still trades on the OTC Pink Sheets under the symbol “ADMG.PK.”

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A discussion of the Company’s exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading “Factors That Could Affect Future Results” and in Item 7A of the Company’s 2003 Annual Report on Form 10-K for the fiscal year ended November 30, 2003. There have been no material changes in the Company’s market risks during the three months ended February 28, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer (the Company’s principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a- 15(e), and 15d to 15(e) under the Securities Exchange Act of 1934) as of February 29, 2004 (the “Evaluation Date”). Based on this evaluation, the Company’s disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our Chief Executive Officer evaluated the effectiveness of our Internal Controls as of the Evaluation Date and concluded that our current practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are appropriate under the circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

In connection with BDO Seidman, LLP’s audit for the year ended November 30, 2003, our Chief Executive Officer and Audit Committee were made aware of conditions that were considered to be reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. BDO Seidman identified material weaknesses in the Company’s internal controls as of fiscal year end.  The deficiencies noted were (a) the lack of technical competence of the accounting staff, (b) the lack of segregation of duties, (c) the lack of adequate account analysis and reconciliations, which resulted in inaccuracies in the Company’s records, (d) insufficient supervision and oversight of the Company’s accounting personnel, (e) inability to timely and accurately close the books, (f) operating without a full-time CFO and (g) the improper or lack of accounting for and/or failure to identify transactions.  The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with a lack of management oversight.  The Company has been operating without a full-time CFO and was forced to reduce its accounting staff during fiscal 2003 due to financial constraints.  Additionally, key accounting personnel resigned during the year leaving the Company with inexperienced staff.  Management’s primary focus during the later part of fiscal year 2003 has been on the reorganization of the Company, including restructuring its joint venture in Singapore, obtaining new bank financing and selling its subsidiary in Ireland.  With these critical tasks behind them, management has renewed their focus on internal controls.  Management is currently pursuing the hiring of additional and more experienced accounting staff and a full-time CFO.  Additionally, they are establishing procedures for the timely reconciliation of all accounts and manager’s review of account reconciliations.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992.  As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation.  The Company is currently in litigation with the parties involved regarding its obligations per the underlying agreement.  As of February 29, 2004, the Company had a reserve for retirement benefits to former employees of $1,224,000.  On March 25, 2004, the judge ruled to set an arbitration date for the week of June 1 through June 4, 2004, with a completion date of  June 8, 2004.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2004, the Company sold approximately 1,220,000 shares of its common stock in a private equity placement for $500,000.  Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined.  The line expires in October 2005 and bears interest at prime plus 1.5% (5.5% at February 29, 2004).  The line of credit is secured by substantially all of the assets of the Company.  The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.  At February 29, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.  In order to fund present and future operations, the Company needs to cure its covenant violations with its lender.  While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks.  If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company’s line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement.  The default rate will remain in effect until all of the designated defaults have been cured.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The 2002 Annual Meeting of Stockholders of the Company was held on December 17, 2003.

(b)  Matters voted upon at the meeting and the votes cast with respect to each such matter were as follows:

Proposal	For	Against

Each of the directors listed below was elected and will continue to serve on the Company’s board of directors until the 2003 annual meeting of stockholders and until their successors are duly elected and qualified.

Timothy R. Busch	7,991,177	35,332
N. Price Paschall	7,991,204	35,505
Maurice J. DeWald	7,991,204	35,505
James R. Swartwout	7,991,204	35,505
Robert E. Delk	7,991,204	35,505

To ratify the appointment of BDO Seidman LLP as the Company’s independent auditor for the fiscal year ending November 30, 2003.	7,913,570	91,394

To act on a proposal to adopt a new 2003 Stock Plan as described in the accompanying Proxy Statement; and	3,943,796	161,633

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

(b)         Reports on Form 8-K

On April 28, 2004 the Company furnished a report on Form 8-K for April 27, 2004 regarding its earnings release for the quarter and year ended November 30, 2003.  The report contained a press releaase under Item 7 – Financial Statements and Exhibits and a reference to the press release under Item 12 – Disclosure of Results of Operations and Finanical Condition.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2004	ADVANCED MATERIALS GROUP, INC.

	By:	/s/ ROBERT E. DELK
Robert E. Delk
President, CEO and Chief Financial Officer