Form 10-Q/A
period 2003-08-31
ADVANCED MATERIALS GROUP INC
filed 2004-06-10
CIK 806514

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO 1. TO FORM 10-Q

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

ADVANCED MATERIALS GROUP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS.

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31,		Nine Months Ended August 31,
	2003	2002	2003	2002
Net sales	$2,587,000	$7,100,000	$12,175,000	$20,274,000
Cost of sales	2,296,000	6,459,000	10,980,000	18,602,000
Gross profit	291,000	641,000	1,195,000	1,672,000

Operating expenses:
Selling, general and administrative	459,000	426,000	1,178,000	1,427,000
Depreciation and amortization	53,000	56,000	158,000	173,000
Total operating expenses	512,000	482,000	1,336,000	1,600,000
Income (loss) from continuing operations	(221,000)	159,000	(141,000)	72,000
Other income (expense):
Interest expense	(44,000)	(106,000)	(211,000)	(300,000)
Other, net	—	(42,000)	(36,000)	(115,000)
Total other expenses, net	(44,000)	(148,000)	(247,000)	(415,000)
Income (loss) from continuing operations before income taxes	(265,000)	11,000	(388,000)	(343,000)
Income tax expense	—	—	—	—
Net income (loss) from continuing operations	(265,000)	11,000	(388,000)	(343,000)
Discontinued operations:
Income (loss) from operations of AML-Ireland	(70,000)	16,000	(40,000)	(26,000)
Net income (loss)	$(335,000)	$27,000	$(428,000)	$(369,000)
Basic and diluted loss per common share:
Income (loss) from continuing operations	$(0.03)	$—	$(0.05)	$(0.04)
Income (loss) from discontinued operations	(0.01)	—	—	—
Basic and diluted loss per common share	$(0.04)	$0.00	$(0.05)	$(0.04)
Basic and diluted weighted average common shares outstanding	8,671,272	8,671,272	8,671,272	8,671,272

See accompanying notes to condensed consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 31, 2003	November 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$64,000	$639,000
Accounts receivable, net of allowance of $89,000 and $69,000 at August 31, 2003 and November 30, 2002, respectively	1,514,000	4,284,000
Inventories, net	1,570,000	2,310,000
Prepaid expenses and other	193,000	136,000
Discontinued operations	601,000	1,690,000
Total current assets	3,942,000	9,059,000
Property and equipment, net	1,407,000	1,683,000
Other assets	54,000	58,000
Total assets	$5,403,000	$10,800,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,259,000	$3,081,000
Accrued liabilities	493,000	367,000
Restructuring reserve, current	378,000	378,000
Deferred income	—	97,000
Line of credit	1,044,000	3,701,000
Convertible debentures	405,000	—
Current portion of long-term obligations	493,000	599,000
Total current liabilities	4,072,000	8,223,000
Convertible debentures	—	405,000
Deferred compensation, net of current protion	1,094,000	1,094,000
Restructuring reserve, net of current portion	196,000	504,000
Capital leases, net of current portion	38,000	143,000
Total liabilities	5,400,000	10,369,000

Stockholders’ equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized no shares issued and outstanding	—	—
Common stock-$.001 par value; 25,000,000 shares authorized; 8,671,272 shares issued and outstanding at August 31, 2003 and November 30, 2002	9,000	9,000
Additional paid-in capital	7,083,000	7,083,000
Accumulated deficit	(7,089,000)	(6,661,000)
Total stockholders’ equity	3,000	431,000
Total liabilities and stockholders’ equity	$5,403,000	$10,800,000

See accompanying notes to condensed consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net loss from continuing operations	$(388,000)	$(343,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	383,000	385,000
Provision for bad debt	—	18,000
Interest on deferred compensation	48,000	109,000
Changes in operating assets and liabilities:
Accounts receivable	3,253,000	266,000
Inventories	740,000	(155,000)
Prepaid expenses and other	(47,000)	(25,000)
Accounts payable and accrued liabilities	(1,696,000)	(960,000)
Restructuring reserve	(308,000)	(306,000)
Deferred income	(97,000)	(137,000)
Net cash provided by (used in) operating activities	1,888,000	(1,148,000)

Cash flows from investing activities:
Purchases of property and equipment	(108,000)	(207,000)
Net cash used in investing activities	(108,000)	(207,000)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(2,657,000)	930,000
Repayments of other long-term obligations	(260,000)	(236,000)
Net cash (used in) provided by financing activities	(2,917,000)	694,000

Net change in cash and cash equivalents from continuing operations	(1,137,000)	(661,000)
Cash provided by discontinued operations	1,045,000	485,000
Cash and cash equivalents, beginning of period	156,000	275,000
Cash and cash equivalents, end of period	$64,000	$99,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$220,000	$305,000
Income taxes	$—	$—

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

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	AMG-US Operations	AMI-US Operations	AMI-Singapore	Consolidated

Three Months Ended August 31, 2003 and 2002

Revenue:

2003	$—	$2,173,000	$414,000	$2,587,000
2002	$—	$4,020,000	$3,080,000	$7,100,000

Segment Income (Loss):

2003	$(389,000)	$—	$54,000	$(335,000)
2002	$(298,000)	$102,000	$223,000	$27,000

Corporate Allocation (1):

2003	$140,000	$(98,000)	$(42,000)	$—
2002	$314,000	$(178,000)	$(136,000)	$—

Net Income (Loss):

2003	$(249,000)	$(98,000)	$12,000	$(335,000)
2002	$16,000	$(76,000)	$87,000	$27,000

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4)             SEGMENT REPORTING (Continued)

	AMG-US Operations	AMI-US Operations	AMI-Singapore	Consolidated

Nine Months Ended August 31, 2003 and 2002

Revenue:

2003	$—	$7,821,000	$4,354,000	$12,175,000
2002	$—	$10,941,000	$9,333,000	$20,274,000

Segment Income (Loss):

2003	$(879,000)	$56,000	$395,000	$(428,000)
2002	$(973,000)	$(187,000)	$791,000	$(369,000)

Corporate Allocation (1):

2003	$659,000	$(342,000)	$(317,000)	$—
2002	$947,000	$(512,000)	$(435,000)	$—

Net Income (Loss):

2003	$(220,000)	$(286,000)	$78,000	$(428,000)
2002	$(26,000)	$(699,000)	$356,000	$(369,000)

Total Assets: As of August 31, 2003 and November 30, 2002

2003	$501,000	$4,699,000	$203,000	$5,403,000
2002	$1,856,000	$6,912,000	$2,032,000	$10,800,000

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

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6)             DEBT (Continued)

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

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9)             RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” was issued.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS No.150 is not expected to have a significant effect on the Company’s consolidated financial statements.

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

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10)      DISCONTINUED OPERATIONS (Continued)

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

ADVANCED MATERIALS GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11)      CHANGE IN SINGAPORE AGREEMENT (Continued)

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

13)      EMPLOYEE TERMINATION AGREEMENT

The Company was party to an employment agreement with Steve F. Scott, its President and Chief Executive Officer, dated July 1, 1998, which provided Mr. Scott with an annual salary of $250,000 per year. The employment agreement was effective through June 30, 2004.  In August 2003, Mr. Scott’s employment with the Company terminated and the employment agreement with Mr. Scott was amended whereby he is to be paid in monthly installments of $7,555 beginning August 2003 through August 2005.  Accrued severance costs relating to the amendment aggregating $180,000 are included in the Company’s financial statements as of August 31, 2003.

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

Selling, general and administrative expenses were $33,000 higher for the third quarter of fiscal 2003 compared to the same period in the prior year at $459,000 and $426,000, respectively.  This increase is due to the accrual of severance costs of $180,000 relating to the termination of the Company’s former President and CEO, partially offset by a reduction in personnel costs.

Interest expense for the third quarters of fiscal 2003 and 2002 was $44,000 and $106,000, repectively.  The reduction in interest expense is primarily due to lower balances outstanding on the Company’s line of credit and lower interest rates.

Net loss for the third quarter of fiscal 2003 was $335,000, compared to a net income of $27,000 for the third quarter of fiscal 2002. Basic and diluted loss per share for the third quarter of fiscal 2003 was $0.04 compared to $0.00 for the third quarter of fiscal 2002 on a weighted average of 8.7 million shares.

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

Selling, general and administrative expenses were $1,178,000 for the nine months ended August 31, 2003 compared to $1,427,000 for the same period in the prior fiscal year, a decrease of $249,000 or 17%.  This decrease is due to cost reductions put in place during the third quarter of fiscal 2002, which have carried forward through fiscal 2003.

Interest expense for the nine months ended August 31, 2003 and 2002 was $211,000 and $300,000, repectively.  The reduction in interest expense is primarily due to lower balances outstanding on the Company’s line of credit and lower interest rates.

Net loss for the nine months ended August 31, 2003 was $428,000, compared to a net loss of $369,000 for the nine months ended August 31, 2002. Basic and diluted loss per share for the nine-month period ended August 31, 2003 was $0.05 compared to a net loss of $0.04 per share for the nine-month period ended August 31, 2002, on a weighted average of 8.7 million shares.

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

Factors That Could Affect Future Results

Competition - The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. There is also the risk that a supplier to the Company could become a competitor.  The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In some of its markets, the Company may not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the Company’s business and prospects.

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

ITEM 4 - CONTROLS AND PROCEDURES.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

Exhibit No.	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

On July 17, 2003 the Company furnished a report on Form 8-K for July 16, 2003 regarding its earnings release for the second quarter of fiscal 2003.  The report contained a press releaase under Item 7 - Financial Statements and Exhibits and a reference to the press release under Item 12 - Disclosure of Results of Operations and Finanical Condition.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2004	ADVANCED MATERIALS GROUP, INC.

By:	/s/	ROBERT E. DELK
Robert E. Delk
President and CEO

EXHIBITS FILED WITH THIS REPORT ON FORM 10-Q

Exhibit No.	Description

31.1	Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002