Form 10-Q
period 2004-05-31
ADVANCED MATERIALS GROUP INC
filed 2006-05-05
CIK 806514

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE QUARTERLY PERIOD ENDED MAY 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                           COMMISSION FILE NO. 0-16401

                         ------------------------------

                         ADVANCED MATERIALS GROUP, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                        33-0215295
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                 3303 LEE PARKWAY SUITE 105 DALLAS, TEXAS 75219
               (Address of principal executive offices)(Zip code)

                                 (972) 432-0602
               (Registant's telephone number, including area code)

                         ------------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act.) [ ] Yes [X] No

     Indicate the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date:

  COMMON STOCK, $.001 PAR VALUE, 12,116,000 ARE OUTSTANDING AS OF MAY 5, 2006.

--------------------------------------------------------------------------------

                                        ADVANCED MATERIALS GROUP, INC.
                                                  FORM 10-Q
                                              TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.       Financial Statements:                                                                       Page

              Condensed Consolidated Statements of Operations for the three and six months
                 ended May 31, 2004 and 2003  (unaudited)...............................................    3

              Condensed Consolidated Balance Sheets at May 31, 2004 (unaudited) and
                 November 30, 2003......................................................................    4

              Condensed Consolidated Statements of Cash Flows for the six months
                 Ended May 31, 2004 and 2003 (unaudited)................................................    5

              Notes to Condensed Consolidated Financial Statements (unaudited)..........................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.............................................................................   13

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk................................   19

ITEM 4.       Controls and Procedures ..................................................................   20


PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings.........................................................................   20

ITEM 2.       Changes in Securities and Use of Proceeds.................................................   21

ITEM 3.       Defaults Upon Senior Securities...........................................................   21

ITEM 4.       Submission of Matters to a Vote of Security Holders.......................................   21

ITEM 5.       Other Information.........................................................................   21

ITEM 6.       Exhibits and Reports on Form 8-K..........................................................   22

Signatures..............................................................................................   22

Certifications..........................................................................................   23



PART I - FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS.


                                              ADVANCED MATERIALS GROUP, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)


                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        ------------------------------      ------------------------------
                                                        MAY 31, 2004      MAY 31, 2003      MAY 31, 2004      MAY 31, 2003
                                                        ------------      ------------      ------------      ------------

Net sales                                               $  1,826,054      $  4,294,000      $  3,840,665      $  9,588,000
Cost of sales                                              1,565,272         3,891,000         3,151,062         8,684,000
                                                        ------------      ------------      ------------      ------------
Gross profit                                                 260,782           403,000           689,603           904,000
                                                        ------------      ------------      ------------      ------------

Operating expenses:
  Selling, general and administrative                        321,327           225,000           760,152           719,000
  Impairment of fixed assets                                 108,232                --           108,232                --
  Depreciation and amortization                               36,764            66,000            86,328           106,000
                                                        ------------      ------------      ------------      ------------
Total operating expenses                                     466,323           291,000           954,712           825,000

                                                        ------------      ------------      ------------      ------------
Income (loss) from operations                               (205,541)          112,000          (265,109)           79,000
Other income (expense):
  Interest expense                                           (24,627)          (76,000)          (47,587)         (167,000)
  Foreign exchange gain                                           --            21,000                --            27,000
  Gain on settlement                                         974,000                --           974,000                --
  Other, net                                                 (27,574)           (9,000)          (14,261)          (62,000)
                                                        ------------      ------------      ------------      ------------
    Total other expenses, net                                921,799           (64,000)          912,152          (202,000)
                                                        ------------      ------------      ------------      ------------

Income (loss) from continuing operations                     716,258            48,000           647,043          (123,000)

Income from discontinued operations                               --          (126,000)               --            30,000
                                                        ------------      ------------      ------------      ------------
Net income (loss)                                       $    716,258      $    (78,000)     $    647,043      $    (93,000)
                                                        ============      ============      ============      ============


Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations              $       0.07      $       0.01      $       0.07      $      (0.01)
                                                        ============      ============      ============      ============
Earnings (loss) from discontinued operations            $         --      $      (0.01)     $         --      $         --
                                                        ============      ============      ============      ============
Earnings (loss) per share                                       0.07                --              0.07             (0.01)
                                                        ============      ============      ============      ============

Weighted Average Common Shares Outstanding:
  Basic                                                    9,920,787         8,671,272         9,573,808         8,671,272
                                                        ============      ============      ============      ============
  Diluted                                                 10,179,830         8,671,272         9,841,529         8,671,272
                                                        ============      ============      ============      ============


                          See accompanying notes to condensed consolidated financial statements.


                                 ADVANCED MATERIALS GROUP, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)


                                             ASSETS

                                                                     MAY 31,        NOVEMBER 30,
                                                                      2004             2003
                                                                   -----------      -----------

Current assets:
  Cash and cash equivalents                                        $   201,141      $    21,000
  Restricted cash                                                           --           60,000
  Accounts receivable, net of allowance of $0 and $54,000
    at May 31, 2004 and November 30, 2003, respectively              1,120,120        1,319,000
  Inventories, net                                                     639,980          939,000
  Prepaid expenses and other                                           115,006          161,000
                                                                   -----------      -----------
    Total current assets                                             2,076,247        2,500,000

Property and equipment, net                                            758,756        1,059,000
Other assets                                                                --           48,000
                                                                   -----------      -----------
    Total assets                                                   $ 2,835,003      $ 3,607,000
                                                                   ===========      ===========


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                 $   425,886      $ 1,181,000
  Accrued liabilities                                                  408,441          439,000
  Restructuring reserve, current                                        25,312           56,000
  Notes payable - related party                                        300,000               --
  Line of credit                                                       680,978          609,000
Current portion of term loan                                            90,000          361,000
  Convertible debentures                                                    --          405,000
  Current portion of long-term obligations                             318,140          360,000
                                                                   -----------      -----------
    Total current liabilities                                        2,248,757        3,411,000

  Term loan                                                            225,500               --
  Deferred compensation, net of current portion                             --          951,000
  Restructuring reserve, net of current portion                         12,656           76,000
  Capital leases, net of current portion                                22,603           57,000
                                                                   -----------      -----------
    Total liabilities                                                2,509,516        4,495,000
                                                                   -----------      -----------

Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares authorized
    no shares issued and outstanding                                        --               --
  Common stock-$.001 par value; 25,000,000 shares authorized;
    9,920,787 shares issued and outstanding at May 31,
    2004 and 8,671,272 as of November 30, 2003                           9,921            9,000
  Additional paid-in capital                                         7,689,692        7,124,000
  Accumulated deficit                                               (8,021,170)      (7,390,000)
  Net income/(loss)                                                    647,044         (631,000)
                                                                   -----------      -----------
    Total stockholders' equity (deficit)                               325,487         (888,000)

                                                                   -----------      -----------
  Total liabilities and stockholders' equity                       $ 2,835,003      $ 3,607,000
                                                                   ===========      ===========


             See accompanying notes to condensed consolidated financial statements.


                            ADVANCED MATERIALS GROUP, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                SIX MONTHS ENDED
                                                          MAY 31, 2004     MAY 31, 2003
                                                          ------------     ------------

Cash flows from operating activities:
  Net Income/(Loss)                                       $   647,043      $   (93,000)
   Depreciation and amortization                              193,012          431,000
   Provision for bad debt                                          --            4,000
   Provision for obsolete inventory                            22,000               --
   Restructuring reserve adjustment                           (84,032)              --
   Interest on deferred compensation                               --           48,000
   Non-cash compensation-Bob Delk                              60,000               --
   Impairment of fixed assets                                 108,232
   Gain on settlement                                        (974,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                     198,880        2,089,000
      Inventories                                             277,020         (332,000)
      Prepaid expenses and other                               93,994         (282,000)
      Accounts payable and accrued liabilities               (512,673)         817,000
      Restructuring reserve                                   (10,000)        (215,000)
      Deferred income                                              --           40,000
                                                          -----------      -----------
  Net cash provided by operating activities                    19,476        2,507,000
                                                          -----------      -----------

Cash flows from investing activities:
  Purchases of property and equipment                          (1,000)        (149,000)
                                                          -----------      -----------
  Net cash used in investing activities                        (1,000)        (149,000)
                                                          -----------      -----------

Cash flows from financing activities:
  Exercise of common stock options                              6,609               --
  Net borrowings (repayments) under line of credit             71,978       (2,281,000)
  Repayments of other long-term obligations                        --         (187,000)
  Proceeds received from issuance of debts                    248,000               --
  Sales of common stock                                       500,004               --
  Payments on debt                                           (724,757)              --
                                                          -----------      -----------
  Net cash provided by (used in) financing activities         101,834       (2,468,000)
                                                          -----------      -----------

  Net change in cash and cash equivalents                     120,310         (110,000)

Cash and cash equivalents, beginning of period                 80,831          764,000
                                                          -----------      -----------

Cash and cash equivalents, end of period                  $   201,141      $   654,000
                                                          ===========      ===========

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                               $    38,684      $   172,000
                                                          ===========      ===========
   Income taxes                                           $        --      $    21,000
                                                          ===========      ===========


        See accompanying notes to condensed consolidated financial statements.

                                          5

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

     The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of May 31, 2004 and November 30, 2003 and the results of operations and cash flows for the related interim periods ended May 31, 2004 and 2003. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has realized net income for the three and six-month periods ended May 31, 2004 due to the release of legal and restructuring reserves in May 2004. These reserves were released due to the settlement of pending litigation and the sub-lease of the Dallas facility. Management continues to streamline costs and improve company sales. The Company has altered its focus in the last few months and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The continued objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to funds its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

     The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2) SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Advanced Materials Group, Inc. and its wholly owned subsidiary, Advanced Materials, Inc. and Advanced Materials, Ltd. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications
     -----------------

     Certain fiscal 2003 amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2004 presentation.

     Use of Estimates
     ----------------

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporitng period. Actual results could differ materially from those estimates.

     Cash and Cash Equivalents
     -------------------------

     The Company considers highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

     Fair Value of Financial Instruments
     -----------------------------------

     The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at May 31, 2004 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at May 31, 2004 due to the Company's ability to obtain financing at similar interest rates from other lenders.

     Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recnet purchases or net realizable value. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. Should demand for the Company's product prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheets.

     Property and Equipment
     ----------------------

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

     Impairment of Long-Lived Assets
     -------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

     The Company adopted SFAS No. 144 on December 1, 2001. The adoption of SFAS No.144 did not affect the Company's financial statements. In accordance with SFAS No. 144, long-lived assets, such as furniture, fixtures and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, and impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Revenue Recognition
     -------------------

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

     Risks and Uncertainties
     -----------------------

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

     Earnings Per Share
     ------------------

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares including stock options, warrants and convertible debentures have been excluded for the three and six-month periods ended May 31, 2003, as their effect would be anti-dilutive. The difference in basic and diluted weighted average shares for the three and six-month periods ended May 31, 2004 represents dilutive options.

     There were 1,747,250 potentially dilutive options and warrants, outstanding at May 31, 2004, that were not included in the computation of the earnings per share because their effect would be anti-dilutive.

     Stock Based Compensation
     ------------------------

     In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
     (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      MAY 31,                         MAY 31,
                                                           ---------------------------      ----------------------------
                                                               2004             2003            2004             2003
                                                           -----------      ----------      -----------      -----------
     Net income (loss) available to common
        stockholders                                     $     716,258    $    (78,000)   $     647,043     $    (93,000)
                                                           -----------      ----------      -----------      -----------
     Plus: Stock-based employee compensation
        included in reported net income (loss)                      --              --               --               --
     Less: Total stock-based employee compensation
        determined using fair value based method               (41,105)        (18,000)         (82,105)         (31,000)
     Pro forma net income (loss) available to
        common stockholders                                    675,153         (96,000)         564,938         (124,000)

     Net income (loss) per common share - as reported:
          Basic                                                    .07            (.01)             .07             (.01)
          Diluted                                                  .07            (.01)             .07             (.01)
     Net income (loss) per common share - pro forma:
          Basic                                                    .07            (.01)             .06             (.01)
          Diluted                                                  .07            (.01)             .06             (.01)
                                                           ===========      ==========      ===========      ===========

3) INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                 MAY 31,        NOVEMBER 30,
                                                  2004              2003
                                               -----------      -----------
                                               (UNAUDITED)

        Raw Materials                          $   324,586      $   532,000
        Work-in-process                             84,671          129,000
        Finished Goods                             290,101          359,000
                                               -----------      -----------
                                                   699,358        1,020,000
     Less allowance for obsolete inventory         (59,378)         (81,000)
                                               -----------      -----------
                                               $   639,980      $   939,000
                                               ===========      ===========

4) STOCKHOLDERS' EQUITY

     The following table summarizes changes in equity components from transactions during the six months ended May 31, 2004:

                                                 COMMON STOCK             ADDITIONAL
                                          ---------------------------       PAID-IN       ACCUMULATED
                                            SHARES          AMOUNT          CAPITAL         DEFICIT
                                          -----------     -----------     -----------     -----------
     Balance as of December 1, 2003         8,671,272     $     8,671     $ 7,123,942     $(8,021,170)
     Stock sold in private placement        1,219,515           1,220         498,780              --
     Exercise of common stock options          30,000              30           6,970              --
     Non-cash compensation                         --              --          60,000              --
     Net Income for the period                     --              --              --         647,044
                                          -----------     -----------     -----------     -----------
     Balance as of May 31, 2004             9,920,787     $     9,921     $ 7,689,692     $(7,374,126)
                                          ===========     ===========     ===========     ===========

     In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000. The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders. There was no agent for the transaction. Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.


5) SEGMENT REPORTING

     The Company's foreign operations consist of a sales joint venture located in Singapore which began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three and six months ended May 31, 2004 and May 31, 2003. On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. ("AML-Ireland"). Operating results of AML-Ireland for the three and six-month periods ended May 31, 2003 are shown separately in the accompanying condensed consolidated statement of operations. Income from discontinued operations is included in the amounts for US Operations.

         THREE MONTHS ENDED MAY 31, 2004 AND 2003

                                                               US OPERATIONS      SINGAPORE      CONSOLIDATED
                                                               ---------------  --------------- ----------------
                 REVENUE:

              2004                                             $    1,646,346   $      179,708  $     1,826,054
              2003                                             $    2,620,000   $    1,674,000  $     4,294,000

                 SEGMENT INCOME (LOSS):

              2004                                             $      536,550   $      179,708   $      716,258
              2003                                             $    (348,000)   $      143,000   $      205,000

                 CORPORATE ALLOCATION (1):

              2004                                             $       19,094   $      (19,094)  $           --
              2003                                             $      119,000   $     (119,000)  $           --

                 NET INCOME (LOSS):

              2004                                             $      555,574   $      160,684   $      716,258
              2003                                             $     (102,000)  $       24,000   $      (78,000)




     SIX MONTHS ENDED MAY 31, 2004 AND 2003

                                                               US OPERATIONS      SINGAPORE      CONSOLIDATED
                                                               ---------------  --------------- ----------------
                 REVENUE:

              2004                                             $    3,469,346   $      371,319   $    3,840,665
              2003                                             $    5,648,000   $    3,940,000   $    9,588,000

                 SEGMENT INCOME (LOSS):

              2004                                             $      274,842   $      372,201   $      647,043
              2003                                             $     (717,000)  $      341,000   $     (376,000)

                 CORPORATE ALLOCATION (1):

              2004                                             $       61,372   $     (61,372)   $           --
              2003                                             $      275,000   $    (275,000)   $           --

                 NET INCOME (LOSS):

              2004                                             $      336,214   $      310,829   $      647,043
              2003                                             $     (159,000)  $       66,000   $      (93,000)


------------------
     (1) Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

6) CONTINGENT LIABILITIES

     Material legal proceedings to which the Company is a party are discussed in
     Part 1, Item 3, in the Company's latest Annual Report on Form 10-K and in
     Part II, Item 1 of this Form 10-Q.

7) LINE OF CREDIT

     In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line had an outstanding balance of $725,000 at May 31, 2004, expires in October 2005 and bears interest at prime plus 1.5% (8.5% at May 31, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At May 31, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

     Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured. In October 2005, the Company extended this line-of-credit.

8) TERM LOAN

     In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $271,000 as of May 31, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% (6.0% at May 31, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of May 31, 2004.

9) CONVERTIBLE DEBENTURES

     The Company had outstanding convertible debentures totaling $405,000 at November 30, 2003. The debentures bore interest at 7.5% per annum, with interest payable quarterly. The debentures matured through March 2004 and have been fully paid.

10) RELATED PARTY DEBT

     On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes are payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%.

     In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon certain events of default, including the nonpayment of principal, the Company shall issue warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms.

11) RESTRUCTURING CHARGES

     In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During the three-month period ended May 31, 2004, the Company reduced the remaining restructuring reserve $84,032 due to continued use of the business facility in Dallas. This is disclosed as a reduction to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

12) DEFERRED COMPENSATION

     The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000. The remainder of the reserve was released and included as gain on settlement in the accompanying condensed consolidated statement of operations.

13) DISCONTINUED OPERATIONS

     On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. ("AML-Ireland"). Total consideration for the sale was approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash.

     Operating results of AML-Ireland for the three six-month periods ended May 31, 2003 are shown separately in the accompanying condensed consolidated statement of operations. The condensed consolidated statement of operations for the three and six-month periods ended May 31, 2003 have been restated and operating results of AML-Ireland are shown separately as discontinued operations for those periods.

     Results of operations of AML-Ireland for the three and six-month periods ended May 31, 2003 (unaudited) were as follows:

                                                             May 31, 2003
                                                      --------------------------
                                                       Six-month    Three-month
                                                      -----------   -----------

     Revenues                                         $ 4,638,000   $ 2,450,000
                                                      -----------   -----------

     Costs and expenses:
               Cost of sales                            3,716,000     2,011,000
               General and administrative                 865,000       560,000
               Other                                       27,000         5,000
                                                      -----------   -----------
               Total costs and expenses                 4,608,000     2,576,000
                                                      -----------   -----------

     Net income (loss) from discontinued operations   $    30,000   $  (126,000)
                                                      ===========   ===========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2003 and in "Factors That Could Affect Future Results" below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income from continuing operations of $716,258 and $66,000 in the three-month periods ended May 31, 2004 and May 31, 2003, respectively. The Company generated net income from continuing operations of $647,043 and a net loss of $123,000 in the six-month periods ended May 31, 2004 and May 31, 2003, respectively. Net income for the three and nine-periods of 2004 was driven by a gain on settlement of litigation and reversal of a restructuring accrual discussed below. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's previous independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.


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

Revenue Recognition
-------------------

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

Inventory Valuation
-------------------

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

Impairment of Long-Lived Assets
-------------------------------

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

Restructuring Reserve
---------------------

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

Discontinued Operations
-----------------------

In October 2003, the Company sold its wholly owned subsidiary, Advanced Materials Ltd. ("AML-Ireland"). The condensed consolidated statements of operations for the three and six-month periods ended May 31, 2003 has been restated and operating results of AML-Ireland are shown separately as discontinued operations for that period.

RESULTS OF OPERATIONS
FY 04 CURRENT THREE MONTHS VERSUS FY 03

Net sales for the quarter ended May 31, 2004 were $1,826,054 versus $4,294,000 for the same period of fiscal 2003, a decrease of $2,467,946 or 57%. Revenues from the Singapore strategic manufacturing venture declined to $179,708 in the three-month period ended May 31, 2004 from $1,674,000 in the comparable period in 2003. Revenues from U.S. operations decreased to 1,646,346 in the second quarter of 2004 from $2,620,000 in 2003.

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

The lower sales in Singapore are primarily attributable to an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia ("Foamex") to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003. Although this change does not affect the Company's share of the profitability under the agreement, it does cause a significant reduction in its reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.

Cost of sales for the three-month periods ended May 31, 2004 and 2003 were $1,565,272 and $3,891,000, respectively. The Company's gross profit percentage was 14% in 2004 period, compared to 9% in the 2003 period. The increase in gross profit percentage for the second quarter of 2004 was primarily due to the change in the Singapore agreement noted above. The remaining improvement in the gross profit percentage is due to the Company's discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.


Selling, general and administrative expenses for the three-month periods ended May 31,2004 and 2003 were $353,883 and $225,000, respectively, an increase of $128,883 or 57%. This increase was due primarily to abnormal legal expenses which described below and cooperate-office relocation expenses.

Interest expense for the second quarter of fiscal 2004 and 2003 was $24,627 and $76,000, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000. The remainder of the reserve was released and included as gain on settlement in the accompanying condensed consolidated statement of operations.

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During the three-month period ended May 31, 2004, the Company reduced the remaining restructuring reserve $84,032 due to continued use of the business facility in Dallas. This is disclosed as a reduction to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Net income from continuing operations for the second quarter of fiscal 2004 was $716,258, compared to net income from continuing operations of $48,000 for the second quarter of fiscal 2003. Basic and diluted income per share from continuing operations for the second quarter of fiscal 2004 was $0.07 per share, compared to $0.01 per share for the second quarter of fiscal 2003.

The Company incurred a net loss from discontinued operations of $126,000 or $.01 per share for the second quarter of fiscal 2003.

Net income for the second quarter of fiscal 2004 was $716,258 or $.07 per share compared to a net loss for the second quarter of 2003 of $78,000 or $.00 per share.


FY 04 CURRENT SIX MONTHS VERSUS FY 03

Net sales for the six-month period ended May 31, 2004 were $3,840,665 versus $9,588,000 for the same period of fiscal 2003, a decrease of $5,747,335 or 60%. Revenues from the Singapore strategic manufacturing venture declined to $371,319 in the six-month period ended May 31, 2004 from $3,940,000 in the comparable period in 2003. Revenues from U.S. operations decreased to $3,469,346 in the six-month period ended May 31, 2004 from $5,648,000 in 2003.

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

The lower sales in Singapore are primarily attributable to an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia ("Foamex") to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003. Although this change does not affect the Company's share of the profitability under the agreement, it does cause a significant reduction in its reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.


Cost of sales for the six-month periods ended May 31, 2004 and May 31, 2003 were $3,044,378 and $12,400,000, respectively. The Company's gross profit percentage was 21% in 2004 period, compared to 13% in the 2003 period. The increase in gross profit percentage for the second quarter of 2004 was primarily due to the change in the Singapore agreement noted above. The remaining improvement in the gross profit percentage is due to the Company's discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.

Selling, general and administrative expenses for the six-month periods ended May 31,2004 and 2003 were $792,708 and $719,000, respectively, a decrease of $73,709 or 10%. This increase was due primarily to abnormal legal expenses which described below and cooperate-office relocation expenses.

Interest expense for the six-month periods ended May 31, 2004 and 2003 was $47,587 and $167,000, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000. The remainder of the reserve was released and included as gain on settlement in the accompanying condensed consolidated statement of operations.

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During the three-month period ended May 31, 2004, the Company reduced the remaining restructuring reserve $84,032 due to continued use of the business facility in Dallas. This is disclosed as a reduction to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Net income from continuing operations for the six-month period ended May 31, 2004 was $647,043, compared to a net loss from continuing operations of $123,000 for the same period of fiscal 2003. Basic and diluted income per share from continuing operations for the six-month period ended May 31, 2004 was $0.07 per share, compared to a net loss of $0.01 per share for the same period of fiscal 2003.

Net income from discontinued operations for the six-month period ended May 31, 2003 was $30,000 or $.00 per share.

Net income (loss) for the six-month periods ended May 31, 2004 and 2003 was $647,043 and ($93,000) or $.07 and ($.01) per share, respectively. Net income for six- month period of 2004 includes gain on settlement of litigation of $974,000 and the reversal of a restructuring reserve of $37,968.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $120,310 at May 31, 2004, compared with $81,000 at November 30, 2003. Operating activities provided $19,476 of cash during the six-month period ended May 31, 2004, compared with cash provided of $2,507,000 in the corresponding period of fiscal 2003. The cash provided by operating activities in the second quarter of 2004 resulted primarily from a decrease in accounts receivable and inventory and an increase in accounts payable and accrued expenses.

Capital expenditures were $1,000 for the six-month period ended May 31, 2004, compared to $149,000 for the corresponding period in fiscal 2003. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

Cash flows provided by financing activities were $101, 834 for the six-month period ended May 31, 2004 compared to cash used of $2,468,000 in the corresponding period of fiscal 2003. During fiscal 2004, the Company obtained $319,978 through the issuance of debt and borrowings on its line-of-credit and $500,004 through the issuance of common stock. These proceeds were offset by debt payments of $724,757.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line had an outstanding balance of $725,000 at May 31, 2004, expires in October 2005 and bears interest at prime plus 1.5% (8.5% at May 31, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At May 31, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured. In October 2005, the Company extended this line-of-credit.

In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $271,000 as of May 31, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% ((9% at May 31, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of May 31, 2004.

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes are payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%.

In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon certain events of default, including the nonpayment of principal, the Company shall issue warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms.

In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000. The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders. There was no agent for the transaction. Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.


FACTORS THAT COULD AFFECT FUTURE RESULTS

Banking - The Company has incurred losses from operations, has a working capital deficit and has not been in compliance with minimum book net worth and debt service coverage ratio covenants, and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit violations, there are no assurance that the Company will be successful in completing this critical task. If the Company is unable to successfully complete this critical task, it may be forced to reduce its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations.

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

Reliance on Suppliers - The Company's
manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases.

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

Profit Margin - The Company's profit margins vary somewhat among its products. Consequently, the overall profitability in any given period is partially dependent on the product and customer mix reflected in that period's net sales.

Stock Price - The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect the stock price are:

o The Company's, its customer's or its competitor's announcement of new or discontinued products,
o    Quarterly increases or decreases in earnings,
o    Changes in revenue or earnings estimates by the investment community, and
o    Speculation in the press or investment community.

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

The Company's common stock traded on The Nasdaq SmallCap Stock Market ("Nasdaq") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as December 14, 2000, the Company's common stock was delisted from Nasdaq and traded on the NASD-regulated OTC Bulletin Board ("Bulletin Board") under the symbol "ADMG.OB." In April 2004, the Company's common stock was delisted from the Bulletin Board, but still trades on the OTC Pink Sheets under the symbol "ADMG.PK."


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A discussion of the Company's exposure to, and management of, market risk appears in Item 2 of this Form 10-Q under the heading "Factors That Could Affect Future Results" and in Item 7A of the Company's 2003 Annual Report on Form 10-K for the fiscal year ended November 30, 2003. There have been no material changes in the Company's market risks during the six months ended May 31, 2004.

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Financial Officer (the Company's principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d to 15(e) under the Securities Exchange Act of 1934) as of May 31, 2004 (the "Evaluation Date"). Based on this evaluation, the Company's disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Our Chief Financial Officer evaluated the effectiveness of our Internal Controls as of the Evaluation Date and concluded that our current practices and procedures, albeit not as mature or as formal as management intends them to be in the future, are appropriate under the circumstances. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues within a company have been detected. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

In connection with BDO Seidman, LLP's audit for the year ended November 30, 2003, our Chief Financial Officer and Audit Committee were made aware of conditions that were considered to be reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. BDO Seidman identified material weaknesses in the Company's internal controls as of fiscal year end. The deficiencies noted were (a) the lack of technical competence of the accounting staff, (b) the lack of segregation of duties, (c) the lack of adequate account analysis and reconciliations, which resulted in inaccuracies in the Company's records, (d) insufficient supervision and oversight of the Company's accounting personnel,
(e) inability to timely and accurately close the books, (f) operating without a full-time CFO and (g) the improper or lack of accounting for and/or failure to identify transactions. The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with a lack of management oversight. The Company has been operating without a full-time CFO and was forced to reduce its accounting staff during fiscal 2003 due to financial constraints. Additionally, key accounting personnel resigned during the year leaving the Company with inexperienced staff. Management's primary focus during the later part of fiscal year 2003 has been on the reorganization of the Company, including restructuring its joint venture in Singapore, obtaining new bank financing and selling its subsidiary in Ireland. With these critical tasks behind them, management has renewed their focus on internal controls. Management is currently pursuing the hiring of additional and more experienced accounting staff and a full-time CFO. Additionally, they are establishing procedures for the timely reconciliation of all accounts and manager's review of account reconciliations.

Management has performed additional reconciliation procedures which are designed to ensure that these internal control deficiencies do not lead to future material misstatements in our consolidated financial statements, and to permit the Company's auditors to complete their audits of the Company's consolidated financial statements, notwithstanding the presence of the internal control weaknesses noted above.

Based on the investigation by the Company's audit committee and additional procedures performed by management, the Company has concluded that, except as noted above, and subject to the inherent limitations in all control systems, the Company's current disclosure controls and procedures are sufficient to timely alert them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000. The remainder of the reserve was released and included as gain on settlement in the accompanying condensed consolidated statement of operations.

On or about December 14, 2004, the Company received a letter from the Inland Revenue Authority of Singapore ("IRAS") stating that the IRAS believed that through its relationship with Foamtec (Singapore) Pte Ltd. ("Foamtec") the Company had a permanent establishment in Singapore and, thus its share of profits from its arrangement with Foamtec in Singapore was "liable to tax in Singapore." The IRAS has not provided specific information regarding, nor can the Company make any specific judgments or determinations as to, a variety of matters relating to, among other things, the type of tax which the IRAS is claiming (income tax and/or royalty/withholding tax), the amount, if any, of credits, exemptions and/or deductions which would be appropriate with respect to any such tax calculation, the method by which any tax would be calculated, the amount of any tax and whether would be due from the Company or Foamtec. Without specific information from IRAS relative to, among whether a tax is due, and if so, the amount of such tax. Moreover, without any specific information from IRAS regarding the nature of the IRAS allegations and the answers to, among other things, the issues referred to above, the Company is not in a position to determines whether a tax is due and what period, if any, the tax would relate to.

The Company disagrees with the claims by the IRAS that a tax is due and intends to aggressively contest the matter should the IRAS make a specific claim for a tax. Based upon the foregoing, and the fact that a final resolution of any proposed tax is uncertain and would, in the Company's belief involve unsettled areas of the law, based upon currently available information, the Company is unable to provide an estimate or a range of estimates as to the probable tax liability for this matter.An unfavorable resolution, depending upon the amount of tax claimed by IRAS, could have a material effect on the Company's result of operations or cash flows in the periods in which an adjustment is recorded or the tax is due or paid.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In January 2004, the Company sold approximately 1,220,000 shares of its common stock in a private equity placement for $500,000. Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

The sale was made pursuant to the exemptions from registration provided by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line had an outstanding balance of $725,000 at May 31, 2004, expires in October 2005 and bears interest at prime plus 1.5% (8.5% at May 31, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At May 31, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured. In October 2005, the Company extended this line-of-credit.

In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $271,000 as of May 31, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% ((9% at May 31, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of May 31, 2004.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6. EXHIBITS

     (a) Exhibits.

         EXHIBIT NO.                      DESCRIPTION
         ----------- -----------------------------------------------------------

         31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      Dated:  May 5, 2006                         ADVANCED MATERIALS GROUP, INC.



                                                  By:   /s/ William G. Mortensen
                                                        ------------------------
                                                        William G. Mortensen
                                                        President and CFO