Form 10-Q
period 2004-08-31
ADVANCED MATERIALS GROUP INC
filed 2006-05-05
CIK 806514

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2004
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                           COMMISSION FILE NO. 0-16401

                           ---------------------------

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

                           ---------------------------

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


PART I.  FINANCIAL INFORMATION

ITEM 1.       Financial Statements:                                                                       Page

              Condensed Consolidated Statements of Operations for the three and nine months
                 ended August 31, 2004 and 2003 (unaudited).............................................    3

              Condensed Consolidated Balance Sheets at August 31, 2004 (unaudited) and
                 November 30, 2003......................................................................    4

              Condensed Consolidated Statements of Cash Flows for the nine months
                 Ended August 31, 2004 and 2003 (unaudited).............................................    5

              Notes to Condensed Consolidated Financial Statements (unaudited)..........................    6

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.............................................................................   13

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk................................   20

ITEM 4.       Controls and Procedures ..................................................................   20


PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings.........................................................................   21

ITEM 2.       Changes in Securities and Use of Proceeds.................................................   21

ITEM 3.       Defaults Upon Senior Securities...........................................................   21

ITEM 4.       Submission of Matters to a Vote of Security Holders.......................................   22

ITEM 5.       Other Information.........................................................................   22

ITEM 6.       Exhibits and Reports on Form 8-K..........................................................   22

Signatures..............................................................................................   22

Certifications..........................................................................................   23





PART I - FINANCIAL INFORMATION


ITEM 1. - FINANCIAL STATEMENTS.


                                          ADVANCED MATERIALS GROUP, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)



                                               THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                      ------------------------------------    ------------------------------------
                                                      AUGUST 31, 2004     AUGUST 31, 2003     AUGUST 31, 2004     August 31, 2003
                                                      ----------------    ----------------    ----------------    ----------------


Net sales                                             $      2,016,298    $      2,587,000    $      5,856,963    $     12,175,000
Cost of sales                                                1,510,925           2,296,000           4,661,987          10,980,000
                                                      ----------------    ----------------    ----------------    ----------------
Gross profit                                                   505,373             291,000           1,194,976           1,195,000
                                                      ----------------    ----------------    ----------------    ----------------

Operating expenses:
  Selling, general and administrative                          401,192             459,000           1,085,667           1,178,000
  Impairment of fixed assets                                        --                  --             108,232                  --
  Depreciation and amortization                                 50,180              53,000             136,508             158,000

                                                      ----------------    ----------------    ----------------    ----------------
Total operating expenses                                       451,372             512,000           1,330,407           1,336,000
                                                      ----------------    ----------------    ----------------    ----------------
Income (loss) from operations                                   54,001            (221,000)           (135,431)           (141,000)
Other income (expense):
  Interest expense                                             (34,451)            (44,000)            (82,038)           (211,000)
  Gain on settlement                                                --                  --             974,000                  --
  Other, net                                                    16,011                  --             (73,926)            (36,000)
                                                      ----------------    ================    ----------------    ----------------
    Total other income (expense)                               (18,440)            (44,000)            818,036            (247,000)
                                                      ----------------    ----------------    ----------------    ----------------

Income (loss) from continuing operations                        35,561            (265,000)            682,605            (388,000)

Income (loss) from discontinued operations                          --             (70,000)                 --             (40,000)
                                                      ----------------    ----------------    ----------------    ----------------

Net income (loss)                                     $         35,561    $       (335,000)   $        682,605    $       (428,000)
                                                      ================    ================    ================    ================

Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations                        0.00               (0.03)               0.07               (0.04)
                                                      ================    ================    ================    ================
Earnings (loss) from discontinued operations          $           0.00    $          (0.01)   $           0.00    $          (0.00)
                                                      ================    ================    ================    ================
Net income (loss) per share                           $           0.00    $          (0.04)               0.07    $          (0.04)
                                                                                                                  ================

Weighted average common shares outstanding
Basic                                                       10,469,730           8,671,272           9,872,449           8,671,272
                                                      ================    ================    ================    ================
Diluted                                                     10,955,303           8,671,272          10,444,106           8,671,272
                                                      ================    ================    ================    ================


                               See accompanying notes to condensed consolidated financial statements.




                                           ADVANCED MATERIALS GROUP, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)


                                                       ASSETS

                                                                                 AUGUST, 31          NOVEMBER 30,
                                                                                    2004                 2003
                                                                               ---------------      ---------------

Current assets:
  Cash and cash equivalents                                                    $       221,475      $        81,000
  Accounts receivable, net of allowance of $23,581 and $54,000
    at August 31, 2004 and November 30, 2003, respectively                           1,227,523            1,319,000
  Inventories, net                                                                     703,718              939,000
  Prepaid expenses and other                                                           138,636              161,000
                                                                               ---------------      ---------------
    Total current assets                                                             2,291,352            2,500,000

Property and equipment, net                                                            765,431            1,059,000
Other assets                                                                               278               48,000
                                                                               ---------------      ---------------
    Total assets                                                               $     3,057,061      $     3,607,000
                                                                               ===============      ===============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             $       674,529      $     1,181,000
  Accrued liabilities                                                                  283,732              439,000
  Restructuring reserve, current                                                        25,312               56,000
  Note payable - related parties                                                       307,563                   --
  Line of credit                                                                       769,675              609,000
  Term Loan                                                                             90,000              361,000
  Convertible debentures                                                                     0              405,000
  Current portion of long-term obligations                                              47,226              360,000
                                                                               ---------------      ---------------
    Total current liabilities                                                        2,198,037            3,411,000

  Term loan                                                                            188,000                   --
  Deferred compensation, net of current portion                                             --              951,000
  Restructuring reserve, net of current portion                                          6,328               76,000
  Capital leases, net of current portion                                                34,648               57,000
                                                                               ---------------      ---------------
    Total liabilities                                                                2,427,013            4,495,000
                                                                               ---------------      ---------------

Stockholders' equity:
  Preferred stock-$.001 par value; 5,000,000 shares authorized
    no shares issued and outstanding                                                        --                   --
  Common stock-$.001 par value; 25,000,000 shares authorized;
    10,516,026 shares issued and outstanding at August 31,
    2004 and 8,671,272 as of November 30, 2003                                          10,516                9,000
  Additional paid-in capital                                                         7,958,097            7,124,000
  Accumulated deficit                                                               (8,021,170)          (7,390,000)
  Net income/(loss)                                                                    682,605             (631,000)
                                                                               ---------------      ---------------
    Total stockholders' equity                                                         630,048             (888,000)
                                                                               ---------------      ---------------
  Total liabilities and stockholders' equity                                   $     3,057,061      $     3,607,000
                                                                               ===============      ===============


                       See accompanying notes to condensed consolidated financial statements.




                                 ADVANCED MATERIALS GROUP, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                   NINE MONTHS ENDED
                                                          AUGUST 31, 2004      AUGUST 31, 2003
                                                          ---------------      ---------------
Cash flows from operating activities:
  Net income/(loss)                                       $       682,605      $      (388,000)
   Depreciation and amortization                                  299,268              383,000
   Provision for obsolete inventory                                22,000                   --
   Restructuring reserve adjustment                               (84,032)                  --
   Interest on deferred compensation                                   --               48,000
   Non-cash compensation-Bob Delk                                  80,000                   --
   Impairment of fixed assets                                     108,232                   --
   Gain on settlement                                            (974,000)
   Changes in operating assets and liabilities:
      Accounts receivable                                          91,477            3,253,000
      Inventories                                                 213,282              740,000
      Prepaid expenses and other                                   70,086              (47,000)
      Accounts payable and accrued liabilities                   (388,738)          (1,696,000)
      Restructuring reserve                                       (16,328)            (308,000)
      Deferred income                                            (250,000)             (97,000)
                                                          ---------------      ---------------
  Net cash (used in) provided by operating activities            (146,148)           1,888,000
                                                          ---------------      ---------------

Cash flows from investing activities:
  Purchases of property and equipment                            (113,931)            (108,000)
                                                          ---------------      ---------------
  Net cash used in investing activities                          (113,931)            (108,000)
                                                          ---------------      ---------------

Cash flows from financing activities:
  Exercise of common stock options                                  6,609                   --
  Net borrowings (repayments) under line of credit                160,675           (2,657,000)
  Repayments of other long-term obligations                            --             (260,000)
  Proceeds received from issuance of debts                        248,000                   --
 Sales of common stock                                            749,001                   --
  SPaymentstonndebterred Comp                                    (763,562)                  --
                                                          ---------------      ---------------
  Net cash used in financing activities                           400,723           (2,917,000)
                                                          ---------------      ---------------
  Net change in cash and cash equivalents                         140,644           (1,137,000)

   Cash provided by discontinued operations                            --            1,045,000
Cash and cash equivalents, beginning of period                     80,831              156,000
                                                          ---------------      ---------------
Cash and cash equivalents, end of period                  $       221,475      $        64,000
                                                          ===============      ===============

Supplemental disclosures of cash flow information
 Cash paid during the period for:
   Interest                                               $        61,839      $       220,000
                                                          ===============      ===============
   Income taxes                                           $            --      $            --
                                                          ===============      ===============


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

     The unaudited condensed consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of August 31, 2004 and November 30, 2003 and the results of operations and cash flows for the related interim periods ended August, 31, 2004 and 2003. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying condensed consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2003.

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

     Estimates
     ---------

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

     Fair Value of Financial Instruments
     -----------------------------------

     The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at August 31, 2004 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at August 31, 2004 due to the Company's ability to obtain financing at similar interest rates from other lenders.

     Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out method) or market. Cost includes raw materials, labor, manufacturing overhead and purchased products. Market is determined by comparison with recnet purchases or net realizable value. Net realizable value is based on forecasts for sales of the Company's products in the ensuing years. Should demand for the Company's product prove to be significantly less than anticipated, the ultimate realizable value of the Company's inventories could be substantially less than the amount shown on the accompanying consolidated balance sheet.

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

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets to be disposed of in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

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

     Earnings Per Share
     ------------------

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares including stock options and convertible debentures have been excluded for the three and nine-month periods ended August 31, 2003 as their effect would be anti-dilutive. The difference in basic and diluted weighted average shares for the three and nine-month periods ended August 31, 2004 represents dilutive options and warrants.

     There were 1,176,000 potentially dilutive options outstanding at August 31, 2004 that were not included in the computation of the earnings per share because their effect would be anti-dilutive.

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

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    AUGUST 31,                       AUGUST 31,
                                                           ---------------------------      ----------------------------
                                                              2004             2003            2004             2003
                                                           ----------      -----------      -----------      -----------
     Net income (loss) available to common
        stockholders                                    $      35,561     $   (335,000)   $     682,605     $   (428,000)
                                                           ----------      -----------      -----------      -----------
     Plus: Stock-based employee compensation                       --               --               --               --
        included in reported net income (loss)
     Less: Total stock-based employee compensation
        determined using fair value based method              (30,040)         (17,000)        (112,145)         (50,000)
     Pro forma net income (loss) available to
     common stockholders                                        5,521         (352,000)         570,460         (478,000)

     Net income (loss) per common share - as reported:
          Basic                                                   .00             (.04)             .07             (.04)
          Diluted                                                 .00             (.04)             .07             (.04)
     Net income (loss) per common share - pro forma:
          Basic                                                   .00             (.04)             .06             (.06)
          Diluted                                                 .00             (.04)             .05             (.06)
                                                           ==========      ===========      ===========      ===========


3) INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                               AUGUST 31, 2004      NOVEMBER 30, 2003
                                               ---------------      -----------------
                                                 (UNAUDITED)

        Raw Materials                          $       431,334       $       532,000
        Work-in-process                                 64,669               129,000
        Finished Goods                                 267,093               359,000
                                               ---------------       ---------------
                                                       763,096             1,020,000
     Less allowance for obsolete inventory             (59,378)              (81,000)
                                               ---------------       ---------------
                                               $       703,718       $       939,000
                                               ===============       ===============

4) STOCKHOLDERS' EQUITY

     The following table summarizes changes in equity components from transactions during the nine months ended August 31, 2004:

                                                 COMMON STOCK             ADDITIONAL
                                          ---------------------------       PAID-IN       ACCUMULATED
                                            SHARES          AMOUNT          CAPITAL         DEFICIT
                                          -----------     -----------     -----------     -----------
     Balance as of December 1, 2003         8,671,272     $     8,671     $ 7,123,942     $(8,021,170)
     Stock sold in private placement        1,814,754           1,815         747,185              --
     Exercise of common stock options          30,000              30           6,970              --
     Non-cash compensation                         --              --          80,000              --
     Net Income for the period                     --              --              --         682,605
                                          -----------     -----------     -----------     -----------
     Balance as of August 31, 2004         10,516,026     $    10,516     $ 7,958,097     $(7,338,565)
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

     In June 2004, the Company sold 595,239 shares to Delk Partners, Ltd., Plus 4, and the Lenawee Trust in exchange for an aggregate of $250,000 cash. Robert Delk is the general partner of Delk Partners, Ltd. and was a director and Chief Executive Officer of the Company; Timothy Busch is a beneficiary of the Lenawee Trust and a director of the Company; and Richard
     H. Pickup is a partner of Plus 4 and a member of a group beneficially owning more than 10% of the outstanding shares of common stock of the Company. The proceeds were used to pay the settlement of deferred compensation as discussed in Note 12. - Deferred Compensation.

5) SEGMENT REPORTING

     The Company's foreign operations consist of a sales joint venture located in Singapore which began operations in fiscal 1998. All of the sales are made to unaffiliated customers. The following is a summary of selected financial information by entities within geographic areas for the three and nine-month periods ended August 31, 2004 and 2003. On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. ("AML-Ireland"). Operating results of AML-Ireland for the three and six-month periods ended August 31, 2003 are shown separately in the accompanying condensed consolidated statement of operations. Income from discontinued operations is included in the amounts for US Operations.

     THREE MONTHS ENDED AUGUST 31, 2004 AND 2003

                                                               US OPERATIONS      SINGAPORE      CONSOLIDATED
                                                               ---------------  --------------- ----------------
                 REVENUE:

              2004                                             $    1,822,770   $      193,528  $     2,016,298
              2003                                             $    2,173,000   $      414,000  $     2,587,000

                 SEGMENT INCOME (LOSS):

              2004                                             $     (157,967)  $      193,528  $        35,561
              2003                                             $     (389,000)  $       54,000  $      (335,000)

                 CORPORATE ALLOCATION (1):

              2004                                             $       29,000   $      (29,000) $            --
              2003                                             $       42,000   $      (42,000) $            --


                 NET INCOME (LOSS):

              2004                                             $     (128,967)  $      164,528  $        35,561
              2003                                             $     (347,000)  $       12,000  $      (335,000)





     NINE MONTHS ENDED AUGUST 31, 2004 AND 2003

                                                               US OPERATIONS      SINGAPORE      CONSOLIDATED
                                                               ---------------  --------------- ----------------
                 REVENUE:

              2004                                             $    5,291,234   $      565,729  $     5,856,963
              2003                                             $    7,821,000   $    4,354,000  $    12,175,000

                 SEGMENT INCOME (LOSS):

              2004                                             $      116,875   $      565,729  $       682,604
              2003                                             $     (823,000)  $      395,000  $      (428,000)

                 CORPORATE ALLOCATION (1):

              2004                                             $       90,372   $     (90,372)  $            --
              2003                                             $      435,000   $    (435,000)  $            --

                 NET INCOME (LOSS):

              2004                                             $      207,247   $      475,358  $       682,605
              2003                                             $     (506,000)  $       78,000  $      (428,000)


----------
     (1) Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

6) CONTINGENT LIABILITIES

     Material legal proceedings to which the Company is a party are discussed in
     Part 1, Item 3, in the Company's latest Annual Report on Form 10-K and in
     Part II, Item 1 of this Form 10-Q.

7) LINE OF CREDIT

     In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line had an outstanding balance of $769,675 at August 31, 2004, expires in October 2005 and bears interest at prime plus 1.5% (8.75% at August 31, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At August 31, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

     Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured. In October 2005, the Company extended the term of the line-of-credit.

8) TERM LOAN

     In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $278,000 as of August 31, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% (6.25% at August 31, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of August 31, 2004.

9) CONVERTIBLE DEBENTURES

     The Company had outstanding convertible debentures totaling $405,000 at November 30, 2003. The debentures bore interest at 7.5% per annum, with interest payable quarterly. The debentures matured through March 2004 and were paid off at maturity.

10) RELATED PARTY DEBT

     On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes are payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The Company is currently in default on these notes but continues to make payments.

     In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon default, the Company issued warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms.

11) RESTRUCTURING CHARGES

     In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During the nine-month period ended August 31, 2004, the Company reduced the remaining restructuring reserve $6,328 due to continued use of the business facility in Dallas. This is disclosed as a reduction to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

12) DEFERRED COMPENSATION

     The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May, 2004 the Company settled the dispute for a lump-sum payment of $250,000. The remainder of the reserve was released and included as gain on settlement in the accompanying condensed consolidated statement of operations for the nine-month period ended August 31, 2004. The $250,000 was paid during the current quarter using the proceeds of common stock issuances.

13) DISCONTINUED OPERATIONS

     On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. ("AML-Ireland"). Total consideration for the sale was approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash.

     Operating results of AML-Ireland for the three nine-month periods ended August 31, 2003 are shown separately in the accompanying condensed consolidated statement of operations. The condensed consolidated statement of operations for the three and nine-month periods ended August 31, 2003 have been restated and operating results of AML-Ireland are shown separately as discontinued operations for those periods.

     Results of operations of AML-Ireland for the three and nine month periods ended August 31, 2003 were are follows:

                                              THREE MONTHS     NINE MONTHS
                                                  ENDED           ENDED
                                               AUGUST 31,       AUGUST 31,
                                              -----------      -----------
                                                 2003              2003
                                              -----------      -----------

     Revenues                                 $ 2,648,000      $ 7,286,000
                                              -----------      -----------

     Costs and expenses:
          Cost of sales                         2,173,000        5,889,000
          General and administrative              545,000        1,406,000
          Other                                        --           31,000)
                                              -----------      -----------
          Total costs and expenses              2,718,000        7,326,000
                                              -----------      -----------

     Income (loss) from discontinued
          Operations                          $   (70,000)     $   (40,000)
                                              ===========      ===========


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income from continuing operations of $35,561 and a net loss from continuing operations of $265,000 in the three-month periods ended August 31, 2004 and 2003, respectively. The Company generated net income from continuing operations of $682,605 and a net loss from continuing operations of $388,000 in the nine-month periods ended August 31, 2004 and 2003, respectively. Net income for the nine-month period of 2004 was driven by a gain on settlement of litigation and reversal of a restructuring accrual discussed below. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's previous independent certified public accountants, BDO Seidman, LLP, indicated in their report on the 2003 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.


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

Discontinued Operations
-----------------------

In October 2003, the Company sold its wholly owned subsidiary, Advanced Materials Ltd. ("AML-Ireland"). The condensed consolidated statements of operations for the three and nine-month periods ended August 31, 2003 have been restated and operating results of AML-Ireland are shown separately as discontinued operations for that period.

RESULTS OF OPERATIONS
FY 04 CURRENT THREE MONTHS VERSUS FY 03

Net sales for the quarter ended August 31, 2004 were $2,016,298 versus $2,587,000 for the same period of fiscal 2003, a decrease of $570,702 or 22%. Revenues from the Singapore strategic manufacturing venture declined to $193,528 in the three-month period ended August 31, 2004 from $414,000 in the comparable period in 2003. Revenues from U.S. operations decreased to $1,822,770 in the third quarter of 2004 from $2,173,000 in 2003.

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

Cost of sales for the three-month periods ended August 31, 2004 and 2003 were $1,510,925 and $2,296,000, respectively. The Company's gross profit percentage was 25% in 2004 period, compared to 11% in the 2003 period. The increase in gross profit percentage for the second quarter of 2004 was primarily due to the change in the Singapore agreement noted above. The remaining improvement in the gross profit percentage is due to the Company's discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.

Selling, general and administrative expenses for the three-month periods ended August 31, 2004 and 2003 were $401,192 and $459,000, respectively, a decrease of $57,808 or 13%. This decrease was due primarily to a reduction in the number of employees as the Company continues to improve individual productivity.

Interest expense for the third quarter of fiscal 2004 and 2003 was $34,451 and $44,000, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income from continuing operations for the third quarter of fiscal 2004 was $35,561, compared to a net loss from continuing operations of $265,000 for the third quarter of fiscal 2003. Basic and diluted income per share from continuing operations for the second quarter of fiscal 2004 was $0.00 per share, compared to a net loss of $0.04 per share for the second quarter of fiscal 2003.

Net loss from discontinued operations for the third quarter of 2003 was $70,000 or $.01 per share.

Net income for the third quarter of fiscal 2004 was $35,561 or $.00 per share compared to a net loss for the third quarter of 2003 of $335,000 or $.04 per share.

FY 04 CURRENT NINE MONTHS VERSUS FY 03

Net sales for the nine-month period ended August 31, 2004 were $5,856,963 versus $12,175,000 for the same period of fiscal 2003, a decrease of $6,318,037 or 52%. Revenues from the Singapore strategic manufacturing venture declined to $565,729 in the nine-month period ended August 31, 2004 from $4,354,000 in the comparable period in 2003. Revenues from U.S. operations decreased to $5,291,234 in the nine-month period ended August 31, 2004 from $7,821,000 in 2003.

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

Cost of sales for the nine-month periods ended August 31, 2004 and 2003 were $4,661,987 and $10,980,000, respectively. The Company's gross profit percentage was 20% in 2004 period, compared to 10% in the 2003 period. The increase in gross profit percentage for the second quarter of 2004 was primarily due to the change in the Singapore agreement noted above. The remaining improvement in the gross profit percentage is due to the Company's discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.

Selling, general and administrative expenses for the nine-month periods ended August 31,2004 and 2003 were $1,085,667 and $1,178,000, respectively, a decrease of $92,333 or 8%. Additionally, the Company recorded an impairment charge related to fixed assets of $108,232 during the nine-month period ended August 31, 2004.

Interest expense for the nine-month periods ended May 31, 2004 and 2003 was $82,038 and $211,000, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May, 2004 the Company settled the dispute for a lump-sum payment of $250,000. The remainder of the reserve was released and included as gain on settlement in the accompanying condensed consolidated statement of operations for the nine-month period ended August 31, 2004. The $250,000 was paid during the current quarter using the proceeds of common stock issuances.

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During the nine-month period ended August 31, 2004, the Company reduced the remaining restructuring reserve $84,032 due to continued use of the business facility in Dallas. This is disclosed as a reduction to selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

Net income from continuing operations for the nine-month period ended August 31, 2004 was $682,605, compared to a net loss from continuing operations of $388,000 for the same period of fiscal 2003. Basic and diluted income per share for the nine-month period ended August 31, 2004 was $0.07 per share, compared to a net loss of $0.04 per share for the same period of fiscal 2003.

Net loss from discontinued operations for the nine-month period of 2003 was $40,000 or $.01 per share.

Net income for the nine-month period ended August 31, 2004 was $682,605 or $.07 per share compared to a net loss for the same period of 2003 of $428,000 or $.04 per share. Net income for 2004 includes gain on settlement of litigation of $974,000 and the reversal of a restructuring reserve of $84,032.

Liquidity and Capital Resources

Cash and cash equivalents were $221,475 at August 31, 2004, compared with $81,000 at November 30, 2003. Operating activities used $146,148 of cash during the nine-month period ending August 31, 2004, compared with cash provided by operating activities of $1,888,000 for the same period of 2003. The cash used in operating activities in the 2004 period resulted primarily from a decrease in accounts receivable, inventory and prepaids and other assets offset by a decrease in accounts payable, accrued liabilities and deferred income.

Capital expenditures were $113,931 for the nine months ended August 31, 2004, compared to $108,000 for the corresponding period in fiscal 2003.

During the nine-month period ended August 31, 2004, the Company generated $400,723 in cash flows from financing activities. This included $755,610 through the issuance of common stock through sales and exercise of stock options offset by net repayments of debt of $354,887.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line had an outstanding balance of $769,675 at August 31, 2004, expires in October 2005 and bears interest at prime plus 1.5% (8.75% at August 31, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At August 31, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured. In October 2005, the Company extended the term of the line-of-credit.

In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $278,000 as of August 31, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% (6.25% at August 31, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company is in technical default under the compliance provisions and therefore has been classified as current in the financial statements as of August 31, 2004.

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes are payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The Company is currently in default on these notes but continues to make payments.

In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon default, the Company issued warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms.

In January 2004, the Company sold 1,219,515 shares of its common stock in a private equity placement for $500,000. The shares were sold to parties close to the Company, including its Chairman and its CEO, who were already major shareholders. There was no agent for the transaction. Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

In June 2004, the Company sold 595,239 shares to Delk Partners, Ltd., Plus 4, and the Lenawee Trust in exchange for an aggregate of $250,000 cash. Robert Delk is the general partner of Delk Partners, Ltd. and was a director and Chief Executive Officer of the Company; Timothy Busch is a beneficiary of the Lenawee Trust and a director of the Company; and Richard H. Pickup is a partner of Plus 4 and a member of a group beneficially owning more than 10% of the outstanding shares of common stock of the Company. The proceeds were used to pay the settlement of deferred compensation as discussed above.


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

ITEM 4 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (the Company's principal executive officer and principal financial officer), evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e), and 15d to 15(e) under the Securities Exchange Act of 1934) as of February 29, 2004 (the "Evaluation Date"). Based on this evaluation, the Company's disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

In connection with BDO Seidman, LLP's audit for the year ended November 30, 2003, our Chief Executive Officer and Audit Committee were made aware of conditions that were considered to be reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. BDO Seidman identified material weaknesses in the Company's internal controls as of fiscal year end. The deficiencies noted were (a) the lack of technical competence of the accounting staff, (b) the lack of segregation of duties, (c) the lack of adequate account analysis and reconciliations, which resulted in inaccuracies in the Company's records, (d) insufficient supervision and oversight of the Company's accounting personnel,
(e) inability to timely and accurately close the books, (f) operating without a full-time CFO and (g) the improper or lack of accounting for and/or failure to identify transactions. The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with a lack of management oversight. The Company has been operating without a full-time CFO and was forced to reduce its accounting staff during fiscal 2003 due to financial constraints. Additionally, key accounting personnel resigned during the year leaving the Company with inexperienced staff. Management's primary focus during the later part of fiscal year 2003 has been on the reorganization of the Company, including restructuring its joint venture in Singapore, obtaining new bank financing and selling its subsidiary in Ireland. With these critical tasks behind them, management has renewed their focus on internal controls. Management is currently pursuing the hiring of additional and more experienced accounting staff and a full-time CFO. Additionally, they are establishing procedures for the timely reconciliation of all accounts and manager's review of account reconciliations.

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

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. The Company is currently in litigation with the parties involved regarding its obligations per the underlying agreement. As of February 29, 2004, the Company had a reserve for retirement benefits to former employees of $1,224,000. This legal proceeding was settled on May 27, 2004 with an agreement for the Company to pay cash proceeds in the amount of $250,000.00. Please see referenced 8K issued concerning this matter.

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

In June 2004, the Company sold 595,239 shares to Delk Partners, Ltd., Plus 4, and the Lenawee Trust in exchange for an aggregate of $250,000 cash. Robert Delk is the general partner of Delk Partners, Ltd. and was a director and Chief Executive Officer of the Company; Timothy Busch is a beneficiary of the Lenawee Trust and a director of the Company; and Richard H. Pickup is a partner of Plus 4 and a member of a group beneficially owning more than 10% of the outstanding shares of common stock of the Company. The proceeds were used to pay the settlement of deferred compensation.

These sales were made pursuant to the exemptions from registration provided by Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line had an outstanding balance of $769,675 at August 31, 2004, expires in October 2005 and bears interest at prime plus 1.5% (8.75% at August 31, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At August 31, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan. In order to fund present and future operations, the Company needs to cure its covenant violations with its lender. While the Company is in the process of attempting to cure its line of credit and term loan violations, there can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws.

Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured. In October 2005, the Company extended the term of the line-of-credit.


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