Form 10-K
period 2004-11-30
ADVANCED MATERIALS GROUP INC
filed 2006-06-20
CIK 806514

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(MARK ONE)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2004.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM __________ TO __________

                           COMMISSION FILE NO. 0-16401


                         ADVANCED MATERIALS GROUP, INC.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

           NEVADA                                                33-0215295
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3303 LEE PARKWAY SUITE 105 DALLAS, TEXAS                            75219
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (972) 432-0602
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act:
                                                   COMMON STOCK, $.001 PAR VALUE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |_| No |X|

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|   Accelerated Filer |_|    Non-Accelerated Filer |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

         The aggregate market value on June 1, 2006 of the voting and non-voting common equity held by non-affiliates of the registrant was $2,515,000.

         There were 12,116,000 shares of our Common Stock, par value $0.001 per share, outstanding as of June 1, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I
ITEM 1. BUSINESS...............................................................1

ITEM 1A. RISK FACTORS..........................................................5

ITEM 2. PROPERTIES.............................................................6

ITEM 3. LEGAL PROCEEDINGS......................................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................6

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS....................................................6

ITEM 6. SELECTED FINANCIAL DATA................................................8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS..............................................9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........15

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...............16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................16

ITEM 9A. CONTROLS AND PROCEDURES..............................................16

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................17

ITEM 11. EXECUTIVE COMPENSATION...............................................18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......20

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................21

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE................................22

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES..............................22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM......................F-1

SIGNATURES....................................................................22

INDEX TO EXHIBITS.............................................................23

PART I

ITEM 1. BUSINESS.

GENERAL

Advanced Materials Group, Inc. (the "Company" or "AMG") develops, manufactures and markets a wide variety of products from a raw material base of flexible components. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a 50 year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products. Today, the Company is making a transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products. Examples of the products AM is currently manufacturing include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators and water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer.

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

The Company's principal executive offices are located at 3303 Lee Parkway Suite 105 Dallas, Texas 75219, and its telephone number is (972) 432-0602. The Company's website is www.ami4.com

BUSINESS STRATEGY

The Company's new focus is to concentrate on developing and licensing or acquiring proprietary products to be marketed primarily to the medical and consumer industry. The objective is to turn the Company into manufacturer and marketer of disposable medical and consumer products. This goal will be pursued through aggressive product development and the licensing of existing patented and proprietary products or technology. In previous years the Company has been a leading supplier of specialty die-cut polymeric materials. The common ingredient with the past business plan and this new effort to develop and license or acquire proprietary products is that the raw materials from which all products will be produced is "flexible" materials. The core competency is still being utilized; the equipment necessary to produce the proprietary products is the same as has been historically employed by the Company. Since polymers are synthetic chemical structures and are used in a variety of configurations and products, the applications are numerous.

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

A significant part of the Company's past strategy had been to attempt to penetrate foreign marketplaces by establishing fabrication plants through subsidiaries in such areas as Ireland and Singapore. This strategy has been abandoned. The Company's Irish subsidiary, Advanced Materials Ltd. ("AM Ltd") was formed in fiscal year 1997 and was sold in October 2003. Advanced Materials Foreign Sales Corp. ("AM FSC"), was formed in 1997 in order to enter into a strategic manufacturing agreement in Singapore. In 1998, AM FSC entered into a ten-year agreement with Foamex Asia. The terms of the agreement call for AM FSC to provide certain production equipment and technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and workforce to fabricate foam products at their Singapore facility. The manufacturing agreement was amended in July 2003, and although the Singapore joint venture is still producing product, the Company's role in the management of that operations has been altered such that AM is receiving a percentage of the profit with only limited involvement.

The Company's long-term strategy also includes the identification and acquisition of other entities whose resources or talents could aid AM in its new strategy. Such an acquisition could add strategic and economic value to the Company's product line and competitive positioning. Although this is part of the Company's strategy, no acquisition candidates have as yet been identified.

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

Most of the products produced by AMG have been manufactured to specifications furnished by its customers. Accordingly, the Company did not engage in research and development of new products. The Company has, however, always sought to acquire or build new and advanced equipment, in order to maintain production capabilities consistent with its customers' specifications.

The proprietary products of the future will be built to the Company's specifications, but could very well be bought by many of the same customers the Company sells to today. Given the Company's change in focus, it anticipates that an increasing percentage of its products, designs, and production methods will be patent protected, or be proprietary in some aspect. Different from the strategy adopted in the previous years, research and development will be the objective of AM. The primary target markets will be medical and consumer, however it is expected that research and development efforts could produce ideas that would be equally valuable to the Company's existing industrial customers outside the medical and consumer markets. In those cases the benefits of those non-medical or non-consumer products will be shared with our existing customers and AM will be the manufacturer of those products for those customers. The Company currently has a product development backlog that is expected to fuel future growth. In summary, the roots of the company remain unchanged. Die cutting of flexible materials will continue unabated. However, the "root system" will be used to support new "branches". AM's future is in proprietary and patented products and processes.

MANUFACTURING

AM's corporate headquarters is located in Dallas, Texas and its manufacturing facility is located in Rancho Dominguez, California. This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM. Plans are currently being made to improve the California facility and to sublease our 82,000 square foot Dallas facility. The Dallas space was previously utilized by a plant that was closed in 2001. Improvements to the Company's California facility are required as the Company focuses more effort on the development of products for medical and consumer products.

AM has developed and employs a wide variety of techniques in the manufacturing of its products. These techniques will include vacuum forming, pressure sensitive lamination, coating, die cutting, splitting, slitting, heat sealing and packaging. Vacuum forming is a process that involves heating foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material, which then takes the form of the mold. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. In the Coating operation, materials are saturated in specific liquids and then dried with heat and temperature in large ovens. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. Splitting and slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material. Heat sealing involves using heat and pressure to seal thermoplastics together.

Few of AM's manufacturing processes are unique or proprietary. Most are basic processes known to many in the foam fabricating industry. This is the reason that competition is high and profits are low in this industry and why AM is expanding into new markets. AM's machines and processes, though not proprietary in themselves, will be used to produce proprietary medical and consumer products. New, proprietary and patented products are the key to the future success of AM. The management of AM will use the company's existing foundation on which to build a medical and consumer product company.

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

SUPPLIERS

AMG purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AMG's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2004, 2003 and 2002 supplied approximately 16%, 23% and 33%, respectively, of AMG's raw materials' requirements. Materials purchased from Foamex in 2003 were used to produce the products for AMG's most significant customer, Hewlett Packard. See Customers below. Although the objectives of the Company have been adjusted, it is not anticipated that the supplier base will change significantly. Due to the amendment in the agreement in July 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner. Additionally, the Company ceased selling to Hewlett Packard, Puerto Rico due to low gross margins. These changes significantly reduced the Company's percentage of sales accounted for by Hewlett Packard and purchasing from Foam is also affected by the changes above as listed percentage due to Hewlett Packard is no longer a significant customer.

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

Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business. If another supplier's products were to be substituted by our customers in critical applications, there are no assurances that AMG would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex. This key supplier has been consulted on the future direction of the Company, and this product development initiative will be with their cooperation.

MARKETING AND SALES

AMG's products have traditionally been marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. AMG does not see a significant change to this practice although the product mix will change. In the past, all of AMG's products have been components or finished products manufactured to order for its industrial customers. As discussed previously, AMG will also sell and manufacture products developed internally, and well as those licensed from outside inventors. The customer's purchase decision has often involved the engineering, manufacturing and purchasing groups within the customer's management. It is anticipated that the customers' team of management will continue to be involved in the process, but will also include sales and executive level management.

AMG currently has three full-time sales representatives who make sales calls on a direct basis. One of the sales representatives, AMG's Vice President of Sales and Marketing, is in the field and two provide inside sales support. All three sales representatives receive a salary.

AMG's domestic sales as a percentage of the Company's consolidated sales were approximately 88%, 70% and 56% for fiscal years 2004, 2003 and 2002, respectively. Domestic sales include sales to Hewlett Packard Puerto Rico, which comprised 0%, 12% and 15% of consolidated sales for fiscal years 2004, 2003 and 2002, respectively. The sales to Puerto Rico will not continue in the future, as the Company ceased selling to its customer in Puerto Rico in late 2003 due to low gross margins. AMG sells to a number of foreign regions including Asia, South America and the Middle East. Foreign sales, which accounted for approximately 12%, 30% and 44% of fiscal 2004, 2003 and 2002 sales, respectively, are made both directly and through sales agents who receive commissions. During 2003, AMG restructured its manufacturing agreement in Singapore and shifted certain sales previously included in domestic sales to Singapore. Although this change will not affect profits, it will significantly reduce the Company's foreign sales. Sales that were previously included in domestic sales that will now be manufactured in Singapore comprised 9%, 7% and 4% of consolidated sales for fiscal years 2004, 2003 and 2002, respectively. Without these foreign sales, domestic sales would have been 79%, 51% and 37% for fiscal years 2004, 2003 and 2002 respectively. See further discussion under the heading "Business Strategy" included herein.

Total revenue attributable to each geographic area in which the Company sells is included in Note 14 of the Notes to Consolidated Financial Statements included herein.

AMG relies primarily upon referrals by its customers and suppliers and the activities of its sales representatives and management for new business.

CUSTOMERS

AMG generally sells its products pursuant to customer purchase orders. There can be no assurance that any customers will continue to purchase products from AMG. AMG's customers are in the medical disposables, technology, aerospace, automotive and consumer markets. AMG's plans are to continue to pursue customers in those markets, but with an added emphasis in the medical and consumer segments and concentrating on proprietary and or patentable products. Management believes that diversity spreads the risk of dependence on one customer or one market sector. One customer, Hewlett Packard, accounted for 2%, 51% and 65% of consolidated sales for the years ended November 30, 2004, 2003 and 2002, respectively. These sales to Hewlett Packard were primarily through the Company's manufacturing agreement with its joint venture partner in Singapore. Sales to Hewlett Packard, Singapore aggregated 9%, 37% and 48% of consolidated sales for the years ended November 30, 2004, 2003 and 2002, respectively. Due to an amendment in the agreement in 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner. Additionally, sales to Hewlett Packard, Puerto Rico accounted for 0%, 12% and 15% of consolidated sales for the years ended November 30, 2004, 2003 and 2002, respectively. Beginning in late 2003, the Company ceased selling to Hewlett Packard, Puerto Rico due to low gross margins. These changes will significantly reduce the Company's percentage of sales accounted for by Hewlett Packard in the future and Hewlett Packard will no longer be a significant customer.

AMG believes its current prices are competitive with those of other domestic suppliers of custom and flexible materials. AMG sales are typically made on terms, which require payment of the net amount due in 30 or 60 days. Product development efforts will continue to pursue designs and materials that create perceived value.

AM's domestic customers of products made from bulk materials such as foam are located primarily in the West and Southwest regions of the United States. For those bulky, low price products, high freight costs on long distance shipments from AM's Rancho Dominguez facility make it difficult for AM to be competitive in other regions of the United States or internationally. However, in the medical and consumer markets, with products whose base materials do not use high volume foam, AM can competitively supply products both domestically and internationally.

LICENSES AND PROPRIETARY RIGHTS

AMG is currently working with inventors to secure the licensing rights to products it feels it can successfully manufacture and market. AMG is also currently developing products that it feels will be awarded a patent because of the unique design or function. AMG has always relied on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford complete protection, and there can be no assurance that others will not independently develop such processes.

COMPETITION

The custom materials fabrication industry in which AMG has competed is highly competitive. The number of competitors and the Company's competitive position are not known or reasonably available. Low barriers to entry and fragmented competition characterize the industry. Most of the Company's competitors have been small, privately held companies, which generally specialize in only one product or process. Three of the Company's principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Rogers Foam Corp. AMG has competed primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products.

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

EMPLOYEES

As of June 1, 2006 a, the Company had 29 full-time employees. Of the Company's full-time employees, 21 are employed in manufacturing, 3 are in sales, 3 perform general and administrative functions and 2 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of April June 1, 2006, the Company utilized approximately 26 contract workers.

None of the employees of the Company are presently represented by a labor union and the Company's management considers the relationships with its employees to be good.

ITEM 1A. RISK FACTORS.

         In addition to the other information in the Annual Report on Form 10K, investors should carefully consider the following factors listed below about us. Certain statements in "Risk Factors" are forward-looking statements. See item 7
- Managements' Discussion and Analysis of Financial Condition and Results of Operations - "Forward-Looking Statements."

a) General business conditions, including a worsening economy, which might slow the overall demand for the Company's products and increases of interest costs based on the Company's borrowing activities.

b) Competitive factors, including heightened competition from existing competitors leading to increased price competition and margin erosion; and the introduction of new products or technologies by customers or competitors..

c)   Concentrations of sales in markets and customers.

d) Failure to obtain new customers, retain existing customers or volume reductions by current customers.

e) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

f)   Inability to execute marketing and sales plans.

g) Inability to develop cost effective means for timely production of new product orders in required quantities.

h) Delays or cancellations of orders; timing of significant orders; and introduction of new products.

i)   Delays in development of production equipment required for new products.

j)   Short-term fluctuations in margins due to yields and efficiencies.

k)   Loss of executive management or other key employees.

l)   Changes in financing amount, availability or cost.

m)   The effects of changes in costs and availability of insurance coverage.

n)   The effects of changes in compensation or benefit plans.

o) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

p)   Costs of petroleum based raw materials (i.e. Foam)

         The prices of raw materials account for 50% or more of our manufacturing costs. We have experienced increases in raw material costs since the middle of 2002. Our ability to pass on cost increases may be hindered by competition or selling price.

         Prices of raw materials are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our suppliers of raw materials have increased the price of raw materials several times over the past years. We have been more successful in implementing selling price increases in 2004 than historically.

q)   Costs of shipping due to rising fuel costs

We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.


ITEM 2. PROPERTIES.

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California and approximately 82,600 square feet of manufacturing and office space in Dallas, Texas. The Company pays rent of approximately $22,400 per month under its Rancho Dominguez lease and approximately $ 27,500 per month under its Dallas lease. The Rancho Dominguez lease expired November 2004 and was renewed at approximately $24,600 per month through November 2010 and the Dallas lease expired in November 2005 and was not renewed. The Company subleased 70,000 square feet of the facility in Dallas through November 2005.

Effective November 1, 2005 the Company rented office space in Dallas for its corporate Headquarters. The Company pays approximately $5,200 per month and the lease expires in October 2010.

ITEM 3. LEGAL PROCEEDINGS.

As of May 1, 2006 the Company was involved in legal proceedings in the normal course of operations. Although the outcome of the proceedings cannot be determined, in the opinion of management any resulting future liability will not adversely effect on the Company.

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000 which was paid prior to year-end. The remainder of the reserve was released and included as gain on settlement of $974,000 in the accompanying consolidated statement of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's common stock traded on The Nasdaq Small-Cap Stock Market ("Nasdaq") under the symbol "ADMG" from June 23, 1993 until December 13, 2000. Effective as of December 14, 2000, the Company's common stock was delisted from Nasdaq and has been traded on the NASD-regulated OTC-Bulletin Board under the symbol "ADMG.OB." In April 2004, the Company was delisted from the OTC-Bulletin Board, but still trades on the OTC Pink Sheets under the symbol "ADMG.PK". The high and low closing prices for the common stock for the past two fiscal years as reported by The Pink Sheets, LLC are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 2004                                               HIGH           LOW
-----------------------------------------------------  -----------   -----------
Fourth Quarter                                         $      0.67   $      0.55
Third Quarter                                          $      0.74   $      0.44
Second Quarter                                         $      0.71   $      0.30
First Quarter                                          $      0.90   $      0.28

FISCAL 2003                                               HIGH           LOW
-----------------------------------------------------  -----------   -----------
Fourth Quarter                                         $      0.29   $      0.22
Third Quarter                                          $      0.28   $      0.20
Second Quarter                                         $      0.22   $      0.20
First Quarter                                          $      0.23   $      0.18

HOLDERS

There were approximately 2,800 shareholders of record as of June 1, 2006.

DIVIDEND POLICY

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future. The Company's line of credit agreement with its bank currently prohibits the payment of cash dividends.

PRIVATE PLACEMENT

In January 2004, the Company completed an equity private placement, raising $500,000. In the private placement the Company sold 1,219,515 shares of its common stock at a price of $0.41 per share. The shares were sold to parties close to the Company, including its Chairman and former CEO, who were already major shareholders. There was no agent for the transaction. Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

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

In August, 2005, ADMG issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of ADMG's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of ADMG's Board of Directors.

In October 2005, the Company sold 350,000 shares of the Company's common stock for total proceeds of $70,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of November 30, 2004 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                                                                         NUMBER OF SECURITIES
                                                                                                        REMAINING AVAILABLE FOR
                                                                                                         FUTURE ISSUANCE UNDER
                                              NUMBER OF SECURITIES TO         WEIGHTED-AVERAGE          QUITY COMPENSATION PLANS
                                              BE ISSUED UPON EXERCISE         EXERCISE PRICE OF          (EXCLUDING SECURITIES
PLAN CATEGORY                                 OF OUTSTANDING OPTIONS         OUTSTANDING OPTIONS       EREFLECTED IN COLUMN (a)
------------------------------------------   --------------------------   --------------------------   --------------------------
                                                        (a)                          (b)                          (c)
Equity compensation plans approved
  by security holders                                2,176,000                   $    0.97                      886,000
Equity compensation plans not
  approved by security holders                         180,000                        1.50                           --
                                             --------------------------   --------------------------   --------------------------
Total                                                2,356,000                   $    1.01                      886,000
                                             --------------------------   --------------------------   --------------------------


ITEM 6. SELECTED FINANCIAL DATA.

YEARS ENDED NOVEMBER 30,                     2004              2003            2002             2001            2000
--------------------------------------       ------------    ------------    ------------    ------------    ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Revenues:
   Net sales                                 $  7,957,737    $ 14,475,000    $ 26,588,000    $ 29,423,000    $ 33,349,000
                                             ------------    ------------    ------------    ------------    ------------
Cost and expenses:
   Cost of sales                                6,182,346      13,142,000      25,071,000      27,606,000      28,695,000
   Selling, general and administrative          1,562,359       2,141,000       2,233,000       3,555,000       3,685,000
   Restructuring charges                          (84,032)       (352,000)        226,000       1,334,000              --
   Interest expense                               192,980         254,000         409,000         492,000         475,000
   Depreciation and amortization                  189,016         210,000         213,000         287,000         227,000
   Write-down of goodwill                              --              --         387,000              --              --
   Gain on settlement                            (974,000)             --              --              --              --
   Loss (gain) on disposal of fixed assets        108,232         159,000         (13,000)        (25,000)             --
   Other, net                                      63,888          69,000         108,000          81,000          91,000
                                             ------------    ------------    ------------    ------------    ------------
   Total costs and expenses                     7,240,789      15,623,000      28,634,000      33,330,000      33,173,000
                                             ------------    ------------    ------------    ------------    ------------

Loss from continuing operations before
   income taxes                                   716,948      (1,148,000)     (2,046,000)     (3,907,000)        176,000
Income tax (benefit) expense, net                   2,400          24,000        (297,000)             --           6,000
                                             ------------    ------------    ------------    ------------    ------------

Loss from continuing operations                   714,548      (1,172,000)     (1,749,000)     (3,907,000)        170,000
Net income (loss) from discontinued
   operations                                          --         541,000         547,000         521,000       1,003,000
                                             ------------    ------------    ------------    ------------    ------------

Net income (loss)                            $    714,548    $   (631,000)   $ (1,202,000)   $ (3,386,000)   $  1,173,000
                                             ============    ============    ============    ============    ============

Net income (loss) per share from
  continuing operations:
   Basic                                     $       0.07    $      (0.14)   $      (0.20)   $      (0.45)   $       0.02
                                             ============    ============    ============    ============    ============
   Diluted                                   $       0.07    $      (0.14)   $      (0.20)   $      (0.45)   $       0.02
                                             ============    ============    ============    ============    ============

Net income (loss) per share:
   Basic                                     $       0.07    $      (0.07)   $      (0.14)   $      (0.39)   $       0.14
                                             ============    ============    ============    ============    ============
   Diluted                                   $       0.07    $      (0.07)   $      (0.14)   $      (0.39)   $       0.13
                                             ============    ============    ============    ============    ============

Weighted Average Common Shares
   Outstanding
   Basic                                       10,033,343       8,671,272       8,671,272       8,671,272       8,599,721
                                             ============    ============    ============    ============    ============
   Diluted                                     10,575,052       8,671,272       8,671,272       8,671,272       8,784,412
                                             ============    ============    ============    ============    ============

CONSOLIDATED BALANCE SHEET DATA:
Working capital (deficit)                    $    226,895    $   (911,000)   $    107,000    $   (927,000)   $  1,401,000
Total assets                                 $  2,800,788    $  3,607,000    $ 10,800,000    $ 13,321,000    $ 17,027,000
Total liabilities                            $  2,059,627    $  4,495,000    $ 11,098,000    $ 12,417,000    $ 12,736,000
Stockholders' equity (deficit)               $    741,161    $   (888,000)   $   (298,000)   $    904,000    $  4,291,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes to financial statements included elsewhere in this document. This report and the Company's audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance and management's current beliefs regarding revenues the Company might earn if it is successful in implementing its business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation:

a) General business conditions, including a worsening economy, which might slow the overall demand for the Company's products and increases of interest costs based on the Company's borrowing activities.

b) Competitive factors, including heightened competition from existing competitors leading to increased price competition and margin erosion; and the introduction of new products or technologies by customers or competitors..

c)   Concentrations of sales in markets and customers.

d) Failure to obtain new customers, retain existing customers or volume reductions by current customers.

e) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

f)   Inability to execute marketing and sales plans.

g) Inability to develop cost effective means for timely production of new product orders in required quantities.

h) Delays or cancellations of orders; timing of significant orders; and introduction of new products.

i)   Delays in development of production equipment required for new products.

j)   Short-term fluctuations in margins due to yields and efficiencies.

k)   Loss of executive management or other key employees.

l)   Changes in financing amount, availability or cost.

m)   The effects of changes in costs and availability of insurance coverage.

n)   The effects of changes in compensation or benefit plans.

o) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

r)   Costs of petroleum based raw materials (i.e. Foam)

s)   Costs of shipping due to rising fuel costs

We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above could cause our financial results, including our net income (loss) or growth in net income (loss) to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net income (losses) of $714,548, $(631,000) and $(1,202,000) in fiscal years 2004, 2003 and 2002, respectively. Net income in 2004 includes a gain on settlement of $974,000 and the reversal of a restructuring reserve of $84,032.

At November 30, 2004, the Company had limited cash resources and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

Management has implemented a plan to reduce expenses and improve sales. The Company has continued to focus in the last few months on proprietary products and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified public accountants, Catherine Fang, CPA, LLC, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

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

DISCONTINUED OPERATIONS

In October 2003, the Company sold its wholly owned subsidiary, Advanced Materials Ltd. ("AML-Ireland"). The consolidated statements of operations of AML-Ireland are shown separately as discontinued operations for those periods.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Item 8 of this report. The Company's management believes the Company's most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, and income tax assets and liabilities.

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

Income Taxes
------------

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

RESULTS OF OPERATIONS FOR FISCAL 2004 COMPARED WITH 2003 AND 2003 COMPARED WITH 2002

THE COMPANY'S REVENUE from continuing operations for the fiscal year ended November 30, 2004 was $7,957,737, a decrease of 45.0% compared to the fiscal year ended November 30, 2003. Revenues from the Singapore strategic manufacturing venture declined to $729,551 in fiscal 2004 from $4,394,000 in fiscal 2003. Revenues from U.S. operations decreased to $7,228,286 in fiscal 2004 from $10,081,000 in fiscal 2003. Revenue from continuing operations, for the fiscal year ended November 30, 2003 was $14,475,000 a decrease of 45.5% compared to fiscal 2002. Revenue from the Singapore strategic manufacturing venture was $4,394,000 in fiscal 2003 compared to $11,739,000 in fiscal 2002. Revenue from U.S. operations decreased to $10,081,000 in fiscal 2003 from $14,849,000 in fiscal 2002.

The lower sales for the U.S. operations are due to lower sales volumes. The Company has continued to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia. For the shipping cost sensitive foam commodities that the Company has primarily sold in the past, it has been very difficult to be competitive with the local fabricators in Asia. The Company shifted certain manufacturing and sales from its U.S. operations to its Singapore joint venture in late 2003. It also ceased selling to two significant customers in the U.S. and Puerto Rico in 2003, due to low sales margins. Sales to these customers aggregated 19% and 22% of consolidated sales in fiscal year 2003 and 2002, respectively. The Company has shifted its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

There was an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia ("Foamex") to change the vendor of record for the customer supplied under the agreement from the Company to Foamex effective July 17, 2003. Although this change does not affect the Company's share of the profitability under the agreement, it does cause a significant reduction in its reported revenues. This agreement expires in early 2008. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.

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

YEAR                                       THE COMPANY      FOAMEX
------------------------------------------ ---------------- -----------------
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

The president of Foamex Asia is former employee of the Company to whom the Company was paying retirement benefits until March of 2003. The Company was previously involved in litigation with the former employee in regards to these payments.

Revenues as reported relating to the Singapore manufacturing agreement were $729,551, $4,394,000 and $11,739,000 for each of the three years ended November 30, 2004, 2003 and 2002, respectively. Under the amended agreement, only the Company's shares of the profit are reported as revenue. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $729,551, $560,000 and $479,000 for each of the three years ended November 30, 2004, 2003 and 2002, respectively.

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

The Company disagrees with the claims by the IRAS that a tax is due and intends to aggressively contest the matter should the IRAS make a specific claim for a tax. Based upon the foregoing, and the fact that a final resolution of any proposed tax is uncertain and would, in the Company's belief involve unsettled areas of the law, based upon currently available information, the Company is unable to provide an estimate or a range of estimates as to the probable tax liability for this matter. An unfavorable resolution, depending upon the amount of tax claimed by IRAS, could have a material effect on the Company's result of operations or cash flows in the periods in which an adjustment is recorded or the tax is due or paid.

COST OF SALES in fiscal 2004 decreased to $6,182,346 from $13,142,000 in fiscal 2003 and $25,071,000 in fiscal 2002. Cost of sales as a percentage of net sales was 77.7% in fiscal 2004 compared to 90.8% and 94.3% in fiscal 2003 and fiscal 2002, respectively. The Company's gross profit percentage was 22.3% in fiscal 2004, compared to 9.2% in fiscal 2003 and 5.7% in fiscal 2002. The increase in gross profit percentage during fiscal 2004 was primarily due to the Company's discontinuing of certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing process. The Company continues to assess ways to reduce its manufacturing and overhead cost however, the Company is currently operating primarily out of a single plant with one customer being serviced out of the Dallas plant which 70% of the plant has been subleased to another company.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE was $1,562,359 in fiscal 2004 compared to $2,141,000 in fiscal 2003 and $2,233,000 in fiscal 2002. SG&A costs decreased in fiscal 2004 compared to fiscal 2003 primarily due to continued reductions in overhead including a 32% reduction in its number of employees, excluding direct labor. SG&A as a percent of net sales was 19.6% in fiscal 2004 compared to 14.8% in fiscal 2003 and 8.4% in fiscal 2002. The increase in SG&A as a percent of net sales for fiscal 2004 and 2003 is due to the lower net sales versus the relatively fixed nature of these expenses. The improvement in the percentage of SG&A as a percent of net sales for fiscal 2002 was due to the reduction in fixed overhead created by the plant closures. The Company is currently operating primarily out of a single plant and therefore, does not expect similar expense reductions in the near future.

RESTRUCTURING (RESERVE REVERSALS) CHARGES of ($84,032), ($352,000) and $226,000 were recorded in fiscal 2004, 2003 and 2002, respectively, relating to the plant closures noted above. During 2004, $84,032 in restructuring reserve has been reversed due to continued operations in Dallas area and cooperate-office relocated from California to Dallas Texas at the end of June 2004 and approximately $23,000 in lease costs were paid against the reserve. During 2003, approximately $6,000 in severance costs and $392,000 in lease costs were charged against the reserve. Also during fiscal 2003, the Company reversed $352,000 of the restructuring reserve as the Company's board of directors has established a plan which will utilize a portion of the Texas facility for additional production in 2004. During 2002, approximately $63,000 in severance costs and $334,000 in lease costs were charged against the reserve. The remainder of the restructuring reserve consists of lease abandonment costs of $25,312 (net of probable lease revenue of $255,480).

INTEREST EXPENSE in fiscal 2004 was $192,980 compared to $254,000 and $409,000 in fiscal 2003 and 2002, respectively. The decrease was due primarily to lower loan balances and lower interest rates.

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

LOSS ON DISPOSAL OF FIXED ASSETS of approximately $108,000 and $159,000 in fiscal 2004 and 2003, respectively, resulted from the Company's assessment of the impairment and resulting write off of certain fixed assets no longer being used by the Company due to changes in its operations.

THE COMPANY RECORDED A GAIN ON SETTLEMENT related to an instance where the Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believed it had fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000 which was paid prior to year-end. The remainder of the reserve was released and included as gain on settlement of $974,000 in the accompanying consolidated statement of operations.

INCOME TAXES were a charge of $2,400 and $24,000 in fiscal 2004 and 2003, respectively, and a benefit of $297,000 in fiscal 2002.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS for fiscal 2004 was $714,548 compared to $(1,172,000) for fiscal 2003 and $1,172,000 in fiscal 2002. Fiscal 2004, 2003, and 2002 results included non-recurring restructuring charges (reversals) of ($84,032), ($352,000) and $226,000, respectively. Fiscal 2004 included a non-recurring gain on settlement of $974,000. Additionally, fiscal 2002 included non-recurring costs for the write down of goodwill of $387,000 and a benefit for a tax refund of $297,000 as noted above.

NET INCOME FROM DISCONTINUED OPERATIONS was $0, $541,000 and $547,000 for the fiscal years ended November 30, 2004, 2003 and 2002, respectively. On October 31, 2003, the Company sold its wholly-owned subsidiary in Ireland, AML-Ireland. Total consideration for the sale was approximately $3,200,000, consisting of $2,100,000 in forgiveness of debt and $1,100,000 million in cash.

Operating results of AML-Ireland for each of the years presented are shown separately in the accompanying consolidated statement of operations.

Results of operations of AML-Ireland for the years ended November 30, 2003 and 2002:

                                                         2003          2002
                                                      -----------   -----------

Revenues                                              $ 9,153,000   $ 9,699,000

Costs and expenses:
Cost of sales                                           7,594,000     8,069,000
General and administrative                              1,385,000     1,094,000
Other                                                      11,000       (12,000)
                                                      -----------   -----------
Total costs and expenses                                8,990,000     9,151,000
                                                      -----------   -----------
Income from discontinued operations                       163,000       597,000
Gain on sale of discontinued operations                   378,000            --
                                                      -----------   -----------
Income from discontinued operations                   $   541,000   $   597,000
                                                      ===========   ===========

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided $216,572 of cash flows in fiscal 2004 compared to $946,000 in fiscal 2003. In fiscal 2002, operating activities used $1,590,000. The cash flows for fiscal 2004 were primarily provided by net income of $714,548 offset by non-cash adjustments and an offset from changes in operating assets and liabilities of approximately $143,000.

Accounts receivable decreased $125,797 and inventory decreased $226,049 as a result of the decreased operations of the Company. Accounts payable and accrued liabilities decreased $518,233 mainly as a result of the decreased operations of the Company.

The Company invested $161,444, $40,000 and $274,000 in fiscal 2004, 2003 and
2002, respectively, in capital equipment. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company had $55,289 of cash and cash equivalents at November 30, 2004. Cash flows used by financing activities were $80,839 and $3,213,000 for fiscal 2004 and 2003, respectively, compared to cash provided of $631,000 in the corresponding period of fiscal 2002. During fiscal 2004, the Company obtained $324,970 through the issuance of debt and borrowings on its line-of-credit and $755,613 through the issuance of common stock. These proceeds were offset by debt payments of $911,422 and payments related to the settlement of litigation of $250,000.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line expires in October 2005 and bears interest at prime plus 1.5% (9.25% at November 30, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At November 30, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan.

Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. As noted above, the Company subsequently renegotiated this debt.

At November 30, 2004 there are no additional borrowings available under this line-of-credit. In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $255,500 as of November 30, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% (6.75% at November 30, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company was in technical default under the compliance provisions at November 30, 2004.

In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes are payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The Company is continuing to pay down these notes and as a result of the default they are included in current liabilities in the accompanying consolidated balance sheet.

In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon certain events of default, including the nonpayment of principal, the Company shall issue warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms. As a result of the default on this debt, the Company issued an additional 100,000 warrants for a total of 200,000 which were valued at approximately $79,000 and were recorded as interest expense for the year ended November 31, 2004.

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

The Company currently has orders from OEMs and believes that its sales will increase in fiscal 2005. The Company expects gross profit and operating profit margins to improve in fiscal 2005. The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. There is an inherent risk that this change in focus may not be successful. Management does not expect significant sales from the new opportunities in the next 6 to 12 months. The Company expects to incur increased product development and selling expenses pertaining to new products.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

The Company has contractual obligations and commitments primarily with regards to payment of debts and lease arrangements. See Notes 5, 6, 7, 9, and 10 in the Notes to Consolidated Financial Statements for further description.

The following table aggregates the Company's expected contractual obligations and commitments subsequent to November 30, 2004.

                                                                PAYMENTS DUE BY PERIOD
                                            --------------------------------------------------------------
                                                                                                   BEYOND
CONTRACTUAL OBLIGATIONS                        2005      2006-2007    2008-2009      2009           TOTAL
------------------------------------        ----------   ----------   ----------   ----------   ----------
Line of credit                              $  685,970                                          $  685,970
Current debt (including debentures)             90,000   $  165,500                                255,500
Capital lease commitments (1)                   47,000       20,000   $    7,000                    74,000
Operating lease commitments                    626,000      715,200      715,200      357,600    2,414,000
Notes payable - related parties                200,000                                             200,000
Employee contracts                              60,000                                              60,000
                                            ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations          $1,708,970   $  900,700   $  722,200   $  357,600   $3,689,470
                                            ==========   ==========   ==========   ==========   ==========

(1) Includes amounts classified as interest.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. The adoption of SFAS 123R did not have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations or financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY EXCHANGE RATE RISK

A portion of the Company's operations consists of sales in foreign jurisdictions. The Company manufactures its products in the United States and sells the products in the United States and in foreign countries. As a result, the Company's financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. All of the Company's sales are denominated in United States dollars.

The Company's interest expense is most sensitive to changes in interest rates relating primarily to the Company's current and future debt obligations. The Company is vulnerable, however, to significant fluctuations of interest rates on its floating rate debt.

The following table provides information about the Company's debt obligations that are sensitive to changes in interest rates (dollars in thousands):

                                                                      FAIR VALUE
                                                2004        TOTAL      11/30/04
                                              ---------   ---------   ---------
Line of credit                                $ 685        $ 685         $ 685
Avg. interest rate                            P+1.50        (1)
Term loan                                     $ 361        $ 361         $ 361
Avg. interest rate                            P+2.00        (1)

(1) Currently under default rate of prime plus 3 percent.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements listed in the "Index to Financial Statements" are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

In connection with BDO Seidman, LLP's audit for the year ended November 30, 2003, BDO Seidman identified material weaknesses in the Company's internal controls as of that fiscal year end. The deficiencies noted were (a) the lack of technical competence of the accounting staff, (b) the lack of segregation of duties, (c) the lack of adequate account analysis and reconciliations, which resulted in inaccuracies in the Company's records, (d) insufficient supervision and oversight of the Company's accounting personnel, (e) inability to timely and accurately close the books, (f) operating without a full-time CFO and (g) the improper or lack of accounting for and/or failure to identify transactions. The Company believes such deficiencies were primarily attributable to changes in personnel within the accounting department combined with a lack of management oversight. The Company has been operating without a full-time CFO and was forced to reduce its accounting staff during fiscal 2003 due to financial constraints. Additionally, key accounting personnel resigned during the year leaving the Company with inexperienced staff. Management's primary focus during the later part of fiscal year 2003 was on the reorganization of the Company, including restructuring its joint venture in Singapore, obtaining new bank financing and selling its subsidiary in Ireland. With these critical tasks behind them, management has renewed their focus on internal controls. Management is currently pursuing the hiring of additional and more experienced accounting staff and a full-time CFO. Additionally, they are establishing procedures for the timely reconciliation of all accounts and manager's review of account reconciliations. As of June 2004 a new CFO and accounting staff has been added and a control policy has been implemented to ensure that duties of the accounting staff have been segregated to provide adequate financial controls. In addition monthly reporting to the board of directors concerning the financial condition of the company has been implemented.

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

Based on the investigation by the Company's audit committee and additional procedures performed by management, the Company has concluded that the Company's current disclosure controls and procedures are sufficient to timely alert them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Committee filings, and that the internal controls are sufficient to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended November 30, 2004, the period covered by the Annual Report on Form 10K. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures provide reasonable assurance that material information relating to us is made known to management including the CEO and CFO.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2004 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting


PART III

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

DIRECTORS

     TIMOTHY R. BUSCH, 51, has been the Chairman and a director of the Company since February 1998 and September 1997, respectively. Mr. Busch is a tax attorney and is president and managing partner of a professional services practice, The Busch Firm, which he founded in 1979. He is a director of Radica Games International, a publicly held company, and is a director of several privately held companies. Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. and is a non-practicing/inactive status as a CPA in California and Michigan.

     N. PRICE PASCHALL, 57, has been a director of the Company since January 1994. Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992. Mr. Paschall holds a B.A. in Business Administration from California Polytechnic University at Pomona. He currently serves on the Board of Directors of CPU Tech a private technology company located in Pleasanton, CA.

     MAURICE J. DEWALD, 65, has been a director of the Company since February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG Peat Marwick Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG Peat Marwick from 1986 to 1991. He currently serves on the Boards of Directors of Dai-Ichi Kangyo Bank of California, Monarch Funds, a publicly-held investment fund, and Quality Systems, Inc., a publicly-held developer and marketer of healthcare information systems.

     RICARDO G. BRUTOCAO, 61, was appointed the position of Chief Executive Officer to fill the Company's previously announced vacancy at that position on January 2, 2006. Mr. Brutocao, who already serves as a director of the Company, will serve in this capacity on a part-time basis. Mr. Brutocao also serves as the President and a director of Centergistic Solutions, Inc., a maker of performance management software, positions Mr. Brutocao has held since 2001. From 2000 to 2001, Mr. Brutocao was the interim Chief Executive Officer of ZLand, Inc., a software company.

     JOHN SAWYER, 61, was elected as a director on March 6, 2006. Mr. Sawyer is Chairman and President of Penhall Company. He joined Penhall Company in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of Penhall since 1989, and Chairman since 1998. Mr. Sawyer is also a director and member of the audit committee for H&E Equipment Services.

EXECUTIVE OFFICERS

     WILLIAM G. MORTENSEN, 40, was appointed President and retained the Chief Financial Officer position on August 22, 2005 and previously held the position of Chief Financial Officer and Controller as of June 1, 2004. Mr. Mortensen was employed by Cingular Wireless LLC as Associate Director in Finance, and before the Cingular joint venture he was with SBC, Inc. as a manager of SBC Services supporting the SBC Wireless division since 1999. Before joining SBC, Inc. Mr. Mortensen worked for Frito-Lay, Inc. as a manager of finance and for over eight years with EDS, Inc. holding various financial positions. Mr. Mortensen holds a BBA degree in Business Administration from Abilene Christian University and has experience in the telecommunications, high-tech and manufacturing industries.

     MICHAEL BOWEN, 48, was appointed Executive Vice-President on August 22, 2005. Mr. Bowen began his career at Advanced Materials as Vice President of Sales and Marketing in 2003. Mr. Bowen's former positions include: Director of New Product Development for Tecnol Medical Products, Inc, Research Fellow with Kimberly-Clark Corporation, Director of Sales for PGI Non-wovens, and Vice President of Branded Products at Struckmeyer Corporation. Mr. Bowen attended the University of Texas at Arlington and Tarrant County College. He is experienced in the design and marketing of disposable medical and consumer products, for which he has been granted many patents.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and grater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its current and former Chief Executive Officers and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2004 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
NAME AND PRINCIPAL POSITION                              ANNUAL COMPENSATION                           AWARDS
                                                                                   OTHER             SECURITIES
                                                                             -----------------  ---------------------
                                       FISCAL                                     ANNUAL             UNDERLYING
                                         YEAR      SALARY(1)       BONUS      COMPENSATION(2)    OPTIONS GRANTED(3)
                                         ----      ---------       -----      ---------------    ------------------
Robert E. Delk, President, Chief         2004       $125,000            --                --                 --
   Executive Officer and                 2003             --            --            $3,396             10,000
   Secretary(4)                          2002             --            --                --          1,750,000

Steve F. Scott(4)                        2004             --            --                --                 --
   Former President and Former Chief     2003       $183,206            --           $12,964             10,000
   Executive Officer                     2002       $187,144            --           $17,980             10,000
David Lasnier(4)                         2004             --            --                --                 --
   Former Senior Vice President          2003       $131,750            --           $12,421                 --
                                         2002       $131,750            --           $12,421                 --
Tom Lane(4)                              2004             --            --                --                 --
   Former Chief Executive, Europe        2003       $155,475            --           $14,524                 --
                                         2002       $155,475       $28,947           $14,524                 --

(1) Mr. Delk's agreement was for him to begin receiving $125,000 annually beginning in August 2004. Mr. Scott and Mr. Lasnier accepted voluntary salary reductions of 25% and 15%, respectively, in October 2001 to help facilitate the operations of the Company.

(2) For Mr. Delk, represents health insurance reimbursement for fiscal 2004. For Mr. Scott, includes automobile allowances of $7,165 for fiscal 2003 and $10,350 for fiscal 2002, and medical insurance of $5,799 and $7,630 for fiscal 2003 and fiscal 2002 respectively. For Mr. Lasnier, includes automobile allowances of $8,401 for each of fiscal 2003 and fiscal 2002 and medical insurance of $4,020 and $4,020 for fiscal 2003 and fiscal 2002, respectively. For Mr. Lane, includes pension contributions of $14,524 and $14,524 for fiscal 2003 and fiscal 2002, respectively.

(3) Includes options to purchase up to 10,000 shares of common stock and 10,000 shares of common stock, respectively, granted to Mr. Delk and Mr. Busch in connection with their service on the Company's Board of Directors.

(4) Mr. Delk was appointed as the Company's President, Chief Executive Officer and Secretary in August 2003. Mr. Scott's employment terminated in August 2003. Mr. Lasnier's employment terminated in January 2003. Mr. Lane's employment terminated in November 2003.

OPTION GRANTS IN 2004

Mr. Delk was granted 10,000 stock options in January 2004 at fair market value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth certain information regarding the exercise of options by the Named Executive Officers during fiscal 2004 and unexercised stock options held by the Named Executive Officers as of November 30, 2004. Options held by Mr. Scott, Mr. Lasnier and Mr. Lane terminated upon termination of their employment prior to November 30, 2003.

                                                               NUMBER OF SHARES
                                                                  UNDERLYING                VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                  SHARES                       NOVEMBER 30, 2004          AT NOVEMBER 30, 2004(2)
                                 ACQUIRED      VALUE      ---------------------------   ---------------------------
            NAME               ON EXERCISE   REALIZED(1)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------     -----------   -----------  -----------   -------------   -----------   -------------
Robert E. Delk.............             --            --     696,000      1,000,000         $0              $0

(1) Market value of underlying securities on the date of exercise, minus the exercise price.

(2) Based on the last reported sale price ($0.22 per share) on the Pink Sheets on April 21, 2006 (the Date of Record).

EMPLOYMENT CONTRACT, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     In August 2003, the Company entered into an employment agreement with its newly appointed President, Chief Executive Officer and Secretary, Robert E. Delk. The agreement is to be effective through July 31, 2005, subject to renewal for automatic successive additional one-year periods if neither the Company nor Mr. Delk provides written notice of termination at least 30 days prior to the end of the then current term. In lieu of salary during the first year of the term of the employment agreement, Mr. Delk received common stock purchase options described in the "Option Grants in 2004" above and also received reimbursement of approximately $8,300 for health insurance premiums.

      In fiscal 2003, compensation expense of $42,000 pertaining to the employment agreement was recorded as an adjustment to paid in capital. In 2003, the Company issued stock options under the 2003 Plan to Robert Delk, its President and CEO, to purchase (1) 435,000 shares of the Company's common stock at $0.28, vesting over one year, (2) 435,000 shares of the Company's common stock at $0.56, vesting over five years, (3) 435,000 shares of the Company's common stock at $1.12, vesting over five years, and (4) 435,000 shares of the Company's common stock at $2.24, vesting over five years. Mr. Delk accepted the position of President and CEO of the Company in August 2003 and under the terms of his employment agreement he receives no cash compensation until August 2004. This is recorded as non-cash compensation in selling, general and administrative expenses in the accompanying consolidated statement of operations. The options are subject to continued employment and expire in August 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at or above the fair market value of the underlying stock at the date of grant.

     The employment agreement with Mr. Delk provides for a base salary of at least $125,000 per year beginning in August 2004. The Company and Mr. Delk are in the process of negotiating a replacement employment agreement. Accordingly, effective as of August 1, 2004, the Company began booking an accrued payroll liability for the $125,000 annual salary. The Company intends to pay this liability to Mr. Delk in a lump sum if negotiations are successfully completed. The Company also continues to reimburse Mr. Delk for health insurance premiums.

     On June 24, 2005, Robert E. Delk, who has served as a member of the board of directors ("Board") of Advanced Materials Group, Inc. ("ADMG") and as the President and Chief Executive Officer of ADMG since August 1, 2003, resigned from his position on the board of directors. Pursuant to the letter dated June 24, 2005 addressed to the Chairman of the Board of ADMG in which Mr. Delk advised the board of directors of his resignation as a director, Mr. Delk also gave written notice of termination of his employment with ADMG effective July 31, 2005 upon the expiration of his Employment Agreement dated August 1, 2003 with ADMG.

     On August 22, 2005, Advanced Materials Group, Inc. (OTC: ADMG.PK) ("ADMG") entered into Employment Agreements with William G. Mortensen ("Mortensen") and Michael Bowen ("Bowen"). Pursuant to these Employment Agreements, Mortensen will serve as President and Chief Financial Officer of ADMG and Bowen will serve as Executive Vice President of ADMG. The terms of employment are at will; however, if either is terminated without cause (as defined in the Employment Agreements), they receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and Bowen's base annual salary is set at $135,000. Mortensen and Bowen are each entitled to bonuses calculated by formulas based upon ADMG's income from continuing operations before taxes. Bowen also received a grant of an incentive stock option to purchase up to 200,000 shares of ADMG's common stock for $0.20 per share. The option vests 20% per year for five years, beginning one year from the date of the grant. If Bowen's employment with ADMG terminates for any reason other than for cause or his voluntary resignation, the option does not terminate and vesting continues.

     On January 2, 2006, the board of directors of the Company elected Ricardo
G. Brutocao as Chief Executive Officer to fill the Company's previously announced vacancy at that position. Mr. Brutocao, who already serves as a director of the Company, will serve in this capacity on a part-time basis.


DIRECTOR COMPENSATION

Each of the Company's directors is entitled to receive $10,000 annually and reimbursement for out-of-pocket expenses in connection with his attendance at each meeting of the Board of Directors or committee of the Board of Directors. In addition, each director is entitled to receive non-qualified stock options, pursuant to the Company's 2003 Stock Option Plan, to purchase 20,000 shares of the Company's common stock at fair market value when first elected to the Board of Directors, and 10,000 shares of common stock at fair market value each January subsequent to their reelection to the Board of Directors. The options become fully vested six months after their issuance. The chairman of the AMG Audit Committee receives an additional $2,000 annually. All director fees are paid on a quarterly basis. Mr. Brutocao does not receive director compensation as he is paid a salary of $125,000 plus expenses for his role as part-time CEO. Currently, no options are being issued until the company is current in its periodic filings. At that time, these options will be issued with an exercise price of the fair market value of the underlying common stock on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the common stock beneficially owned as of April 21, 2006 by:

     o each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the common stock;

     o    each of the Company's directors and director nominees;

     o    each of the Company's current Named Executive Officers; and

     o    all current executive officers and directors as a group.

There were 12,116,000 shares of the Company's common stock outstanding as of the close of business on April 21, 2006, the record date.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated by the Commission under the Securities Exchange Act of 1934 ("Exchange Act") and generally includes voting or investment power with respect to securities. Except as indicated below, the Company believes each holder possesses sole voting and investment power with respect to all of the shares of voting stock owned by that holder, subject to community property laws where applicable. In computing the number of shares beneficially owned by a holder and the percentage ownership of that holder, shares of common stock subject to options or warrants held by that holder that are currently exercisable or are exercisable within 60 days after the date of the table are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person or group.

The inclusion of shares in this table as beneficially owned is not an admission of beneficial ownership. Except as indicated below, the address for each named beneficial owner is the same as the Company's. Ownership of less than 1.00% is indicated with an asterisk.

                                                            AMOUNT AND NATURE OF          PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    BENEFICIAL OWNERSHIP       OUTSTANDING SHARES(2)
----------------------------------------                    --------------------       ---------------------
Dito Caree LP, Dito Devcar LP, Plus 4 LLC and
  Richard H. Pickup                                             2,575,367(2)                 21.26%
Gregory J. Spagna                                                 904,500(3)                  7.46%
Delk Partners Ltd., Robert E. Delk and
  Ann Struckmeyer Delk                                          1,519,218(4)                 12.54%
Timothy R. Busch and the Lenawee Trust                          2,280,180(5)                 18.81%
N. Price Paschall                                                 270,000(6)                  2.23%
Maurice J. DeWald                                                  50,000(7)                    *
William G. Mortensen                                               20,000(7)                    *
Michael Bowen                                                      40,000(7)                    *
Ricardo G. Brutocao                                               140,000(8)
All current executive officers and directors
  as a group (7 persons) (1)                                    2,800,180(1)               23.1%

(1) Mr. Brutocao, Mr. Busch, Mr. Paschall and Mr. DeWald are directors of the Company. Mr. Bowen and Mr. Mortensen are executive officers of the Company.

(2) Represents 986,300 shares held by Dito Caree LP, 200,000 shares held by Dito Devcar LP and 1,389,067 shares held by Plus 4 LLC. Mr. Pickup holds voting and dispositive power over these shares as general partner of each of three two entities. Mr. Pickup's address is c/o David Hehn, 3753 Howard Hughes Parkway #200, Las Vegas, Nevada 89109-0938.

(3) Represents 617,000 shares held by Mr. Spagna and 287,500 shares held jointly by Mr. Spagna and his spouse and children, as reported on a
     Schedule 13D/A filed with the Commission on February 5, 2003. Mr. Spagna's address is 515 Airport Executive Park, Nanuet, New York 10954.

(4) Represents 1,419,218 shares held by Delk Partners Ltd., 100,000 shares underlying warrants held by Delk. Voting and dispositive power over the shares held by Delk Partners Ltd. is shared by Mr. Delk and Ann Struckmeyer Delk as partners of Delk Partners Ltd. Delk Companies address is 4040 Grassmere Lane, Dallas, Texas 75205.

(5) Represents 1,505,180 shares held by the Lenawee Trust, of which Mr. Busch and his spouse are beneficiaries and hold voting and dispositive power, 100,000 shares underlying warrants held by Mr. Busch, and 50,000 shares underlying options held by Mr. Busch.

(6)  Represents 10,000 shares outstanding and 260,000 shares underlying options.

(7)  Represents shares underlying options.

(8) Effective August 22, 2005, ADMG also granted a non-qualified stock option to Ricardo Brutocao ("Brutocao") to purchase up to 100,000 shares of ADMG's common stock for $0.20 per share. The option vests 20% immediately, and the remaining 80% in four 20% increments on each anniversary date of the grant. If Brutocao ceases, for any reason, to provide consulting services to ADMG, vesting ceases and the option expires 90 days thereafter. Mr. Brutocao also engaged in a private transaction to purchase 100,000 shares of AMG stock from the Lenawee Trust.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 22, 2004, each of Mr. Busch and Mr. Delk loaned the Company $150,000 in exchange for the issuance of unsecured promissory notes bearing interest at the rate of 10.0% per annum and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.363 per share. Interest and principal on the notes were due July 21, 2004 but were not paid timely. As a result, the interest rate of the notes increased to the default rate of 12.0% per annum on July 22, 2004, and in October 2004, the Company paid to each of Mr. Busch and Mr. Delk $50,000 of principal plus interest accrued through July 21, 2004 on the entire principal balances of their notes and issued as a penalty to each of Mr. Busch and Mr. Delk an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.363 per share. Each of the warrants issued to Mr. Busch and Mr. Delk expires May 13, 2008.

On June 7, 2004, the Company issued a total of 595,239 shares to Delk Partners, Ltd., Plus 4 LLC, and the Lenawee Trust in exchange for an aggregate of $250,000 cash. Mr. Delk is the general partner of Delk Partners, Ltd. and is a director and executive officer of the Company. Mr. Busch is a beneficiary of the Lenawee Trust and a director of the Company. Richard H. Pickup is a partner of Plus 4 LLC and a member of a group beneficially owning more than 10% of the outstanding shares of the Company's common stock. The sale of shares was effected to cover a $250,000 settlement paid to Wilshire Technologies, LLC in connection with the settlement of a lawsuit between the Company, two of its former employees, and Wilshire Technologies, LLC. Each of Delk Partners, Ltd., Plus 4 LLC, and the Lenawee Trust contributed $83,333.33 to the Company and received 198,413 shares of the Company's common stock. The number of shares issued was based upon the common stock price of $0.42 per share, which was the closing sale price in the Pink Sheets as of May 28, 2004, the day the settlement was negotiated. The sale of shares was approved by all of the members of the Company's Board of Directors.

On August 26, 2005, ADMG issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of ADMG's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of ADMG's Board of Directors.

Effective August 29, 2005, ADMG entered into a Separation and Release Agreement ("Separation Agreement") with Robert Delk ("Delk"), Delk Holdings, Inc. ("Delk Holdings") and Delk Partners, Ltd. ("DELK Partners"). Pursuant to the Separation Agreement, ADMG paid to Delk certain past due compensation, repaying amounts loaned to ADMG by Delk, and reimbursing him for certain expenses related to intellectual property being transferred by Delk Holdings to ADMG as described below. Delk, Delk Holdings and Delk Partners have agreed not to compete with ADMG, solicit employees, consultants or customers of ADMG, or disclose any confidential information of ADMG for a period of one year. The parties have agreed to release each other from all claims, whether known or unknown, other than those arising under the Separation Agreement.

The Company is or has been a party to employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICE

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's 2004 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements, included in Part II of this report:

         Reports of Independent Registered Public Accounting Firm

         Consolidated Statements of Operations for the years ended November 30, 2004, 2003 and 2002

         Consolidated Balance Sheets for the years ended November 30, 2004 and 2003

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended November 30, 2004, 2003 and 2002

         Consolidated Statements of Cash Flows for the years ended November 30, 2004, 2003 and 2002

         Notes to Consolidated Financial Statements


(a)(2) Index to Exhibits:

         See Index to Exhibits included herein.

(b) Index to Exhibits. See Index to Exhibits included herein.

FEI-FEI CATHERINE FANG, CPA
================================================================================
6300 Stonewood Dr. Ste 308, Plano, TX 75024
                                         TEL: (972) 769-8588 FAX: (972) 769-0788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the Company) as of November 30, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended November 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2004 and the results of their operation and their cash flows the year ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained significant operating losses prior to 2004, has had a significant decline in sales. The Company is also in technical default under the compliance provisions of its line of credit and term loan. These matters, among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Fei-Fei Catherine Fang, LLP, CPA

Dallas, Texas
May 9, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Advanced Materials Group, Inc.
Rancho Dominguez, California

We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the "Company") as of November 30, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended November 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended November 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained significant operating losses in 2003 and 2002, has had a significant decline in sales, and has working capital and stockholders' deficits as of November 30, 2003. The Company was also in technical default under the compliance provisions of its line of credit and term loan. These matters, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                   /s/ BDO Seidman, LLP
                                                   --------------------------
                                                   BDO SEIDMAN, LLP

Costa Mesa, California
February 25, 2004


                                       ADVANCED MATERIALS GROUP, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED NOVEMBER 30,                                           2004            2003            2002
----------------------------------------------------------     ------------    ------------    ------------

Net sales                                                      $  7,957,737    $ 14,475,000    $ 26,588,000
Cost of sales (including depreciation of $225,295,
  $295,000 and $324,000 for the years ended
  November 30, 2004, 2003 and 2002, respectively)                 6,182,346       3,142,000      25,071,000
                                                               ------------    ------------    ------------

Gross profit                                                      1,775,391       1,333,000       1,517,000
                                                               ------------    ------------    ------------

Operating expenses:
Selling, general and administrative                               1,562,359       2,141,000       2,233,000
Restructuring charges                                               (84,032)       (352,000)        226,000
Write-down of goodwill                                                   --              --         387,000
Depreciation and amortization                                       189,016         210,000         213,000
                                                               ------------    ------------    ------------

Total operating expenses                                          1,667,343       1,999,000       3,059,000
                                                               ------------    ------------    ------------

Income (loss) from operations                                       108,048        (666,000)     (1,542,000)
                                                               ------------    ------------    ------------

Other (expense) income:
Interest expense                                                   (192,980)       (254,000)       (409,000)
Gain on settlement                                                  974,000              --              --
(Loss) gain on disposal of fixed assets                            (108,232)       (159,000)         13,000
Other, net                                                          (63,888)        (69,000)       (108,000)
                                                               ------------    ------------    ------------

Total other income (expense), net                                   608,900        (482,000)       (504,000)

Income (loss) from continuing operations before income taxes        716,948      (1,148,000)     (2,046,000)
Income tax benefit (expense)                                         (2,400)        (24,000)        297,000
                                                               ------------    ------------    ------------

Income (loss) from continuing operations                            714,548      (1,172,000)     (1,749,000)

Discontinued operations:
Income from discontinued operations                                      --         163,000         547,000
Gain on sale of discontinued operations                                  --         378,000              --
                                                               ------------    ------------    ------------

Net income (loss)                                              $    714,548    $   (631,000)   $ (1,202,000)
                                                               ============    ============    ============

Basic and diluted loss per common share:
Income (loss) from continuing operations                       $       0.07    $      (0.14)   $      (0.20)
Income from discontinued operations                                      --            0.02            0.06
Gain on sale of discontinued operations                                  --            0.05              --
                                                               ------------    ------------    ------------

Net income (loss) per share basic and diluted                  $       0.07    $      (0.07)   $      (0.14)
                                                               ------------    ------------    ------------

Weighted average common shares outstanding:
Basic                                                            10,033,343       8,671,272       8,671,272
Diluted                                                          10,575,052       8,671,272       8,671,272


 See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.





                                 ADVANCED MATERIALS GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS

NOVEMBER 30,                                                            2004           2003
----------------------------------------------------------------     -----------    -----------

ASSETS

Current assets:
Cash and cash equivalents                                            $    55,289    $    21,000
Restricted cash                                                               --         60,000
Accounts receivable, net of allowance for doubtful
  accounts of $0 and $54,000 as of November 30,
  2004 and 2003, respectively                                          1,193,203      1,319,000
Inventories, net of allowance for obsolescence of
  $20,217 and $81,000 as of November 30, 2004
  and 2003, respectively                                                 690,951        939,000
Prepaid expenses and other                                               162,776        161,000
                                                                     -----------    -----------

Total current assets                                                   2,102,219      2,500,000

Property and equipment, net                                              697,901      1,059,000
Other assets                                                                 668         48,000
                                                                     -----------    -----------

Total assets                                                         $ 2,800,788    $ 3,607,000
                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                     $   582,871    $ 1,181,000
Accrued liabilities                                                      245,896        439,000
Restructuring reserve                                                     25,312         56,000
Notes payables - related parties                                         200,000             --
Line of credit                                                           685,970        609,000
Term loan - current                                                       90,000        361,000
Current portion of long-term obligations                                  45,275        360,000
Convertible debentures                                                        --        405,000
                                                                     -----------    -----------

Total current liabilities                                              1,875,324      3,411,000

Restructuring reserve                                                         --         76,000
Retirement benefit to former employees, net of current
  portion of $0 and $273,000 and of discount of $0 and
  $2,610,000 at November 30, 2004 and 2003, respectively                      --        951,000
Capital lease obligations, net of current portion of
  $45,275 and $87,000 at  November 30, 2004 and 2003, respectively        18,803         57,000

Term loan - Long Term                                                    165,500             --
                                                                     -----------    -----------

Total liabilities                                                      2,059,627      4,495,000
                                                                     -----------    -----------

Commitments and contingencies
Stockholders' deficit:
Preferred stock-$.001 par value; 5,000,000 shares authorized;
  no shares issued and outstanding                                            --             --
Common stock-$.001 par value; 25,000,000 shares authorized;
  10,516,026 and 8,671,272 shares issued and outstanding at
  November 30, 2004 and 2003, respectively                                10,516          9,000
Additional paid-in capital                                             8,037,097      7,124,000
Accumulated deficit                                                   (7,306,452)    (8,021,000)
                                                                     -----------    -----------

Total stockholders' equity (deficit)                                     741,161       (888,000)
                                                                     -----------    -----------

Total liabilities and stockholders' equity                           $ 2,800,788    $ 3,607,000
                                                                     ===========    ===========


            See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.





                                         ADVANCED MATERIALS GROUP, INC.
                             CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                     TOTAL
                                                 COMMON STOCK                                     STOCKHOLDERS'
                                          -------------------------     PAID-IN     ACCUMULATED      EQUITY
                                             SHARES       AMOUNT        CAPITAL       DEFICIT       (DEFICIT)
                                          -----------   -----------   -----------   -----------    -----------
Balances, November 30, 2001                 8,671,272   $     9,000   $ 7,083,000   $(6,188,000)   $   904,000

Net loss                                           --            --            --    (1,202,000)    (1,202,000)
                                          -----------   -----------   -----------   -----------    -----------

Balances, November 30, 2002                 8,671,272         9,000     7,083,000    (7,390,000)      (298,000)

Non-cash compensation                              --            --        41,000            --         41,000
Net income (loss)                                  --            --            --      (631,000)      (631,000)
                                          -----------   -----------   -----------   -----------    -----------

Balances, November 30, 2003                 8,671,272   $     9,000   $ 7,124,000   $(8,021,000)   $  (888,000)

Exercise of common stock options               30,000            30         6,970                       7,000
Sale of common stock                        1,814,754         1,486       747,127                     748,613
Non-cash compensation                                                      80,000                      80,000
Warrants issued in connection with debt                                    79,000                      79,000
Net income                                                                              714,548       714,548
                                          -----------   -----------   -----------   -----------    -----------

Balances, November 30, 2004                10,516,026   $    10,516   $ 8,037,097   $(7,306,452)   $   741,161
                                          ===========   ===========   ===========   ===========    ===========



                 See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.


                                           ADVANCED MATERIALS GROUP, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30,                                                      2004          2003           2002
----------------------------------------------------------------------    -----------    -----------    -----------
Cash flows from continuing operating activities:
Net income (loss) from continuing operations                              $   714,548    $(1,172,000)   $(1,749,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used) in operating activities:
Depreciation and amortization                                                 414,311        505,000        537,000
Provision for bad debt                                                              0         30,000          5,000
Provision for obsolete inventory                                               22,000        204,000        160,000
Write-off of goodwill                                                              --             --        387,000
 Restructuring reserve adjustment                                             (84,032)      (352,000)       226,000
Non-cash compensation                                                          80,000         41,000             --
Interest and other on deferred compensation                                        --         14,000         48,000
Gain on settlement                                                           (974,000)            --             --
Loss (gain) on disposal of fixed assets                                       108,232        159,000        (13,000)
Issuance of warrants                                                           79,000             --             --
Changes in operating assets and liabilities:
Accounts receivable                                                           125,797      3,417,000        961,000
Income taxes                                                                       --             --
Inventories                                                                   226,049      1,167,000        110,000
Prepaid expenses and other                                                     (1,776)       (25,000)       (55,000)
Other assets                                                                   47,332         10,000         17,000
Restructuring reserve                                                         (22,656)      (398,000)      (397,000)
Accounts payable and other accrued liabilities                               (518,233)    (2,557,000)    (1,669,000)
Deferred income                                                                    --        (97,000)      (158,000)
                                                                          -----------    -----------    -----------

Net cash provided by (used in) continuing operating activities                216,572        946,000     (1,590,000)
                                                                          -----------    -----------    -----------

Cash flows from investing activities:
Purchases of property and equipment                                          (161,444)       (40,000)      (274,000)
Proceeds from sale of property and equipment                                       --         13,000
                                                                          -----------    -----------    -----------

Net cash used in investing activities                                        (161,444)       (40,000)      (261,000)
                                                                          -----------    -----------    -----------

Cash flows from financing activities:
Borrowings under line of credit, net                                           76,970     (3,701,000)            --
Proceeds from issuance of debt                                                248,000        609,000        913,000
Payments on debt obligations                                                 (911,422)      (278,000)      (130,000)
Proceeds from exercise of stock option                                          6,609        361,000             --
Proceeds from sales of common stock                                           749,004       (163,000)      (120,000)
Payments on deferred compensation                                            (250,000)       (41,000)       (32,000)
                                                                          -----------    -----------    -----------

Net cash (used in) provided by financing activities                           (80,839)    (3,213,000)       631,000
                                                                          -----------    -----------    -----------

Net change in cash and cash equivalents from continuing operations            (25,711)    (2,307,000)    (1,220,000)

Cash provided by discontinued operations                                           --      2,231,000      1,102,000

Cash and cash equivalents, including restricted cash, beginning of year        81,000        157,000        275,000
                                                                          -----------    -----------    -----------

Cash and cash equivalents, including restricted cash, end of year         $    55,289    $    81,000    $   157,000
                                                                          ===========    ===========    ===========

YEARS ENDED NOVEMBER 30,                                                      2004          2003           2002
----------------------------------------------------------------------    -----------    -----------    -----------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest                                                                  $    95,047    $   254,000    $   409,000
                                                                          -----------    -----------    -----------

Income taxes                                                              $        --    $     8,000    $  (297,000)
                                                                          -----------    -----------    -----------

Fixed assets acquired under capital leases                                $        --    $        --    $   102,000
                                                                          -----------    -----------    -----------



                    See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                                                        f-6

                         ADVANCED MATERIALS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Advanced Materials Group, Inc. (the "Company") develops, manufactures and markets a wide variety of products from a base of flexible materials. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a 50 year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products. The Company is making a transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products. Examples of the products AM is currently manufacturing include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthoroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators, water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer.

Basis of Presentation and Liquidity Matters
-------------------------------------------

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net income (losses) of $714,548, $(631,000) and $(1,202,000) in fiscal years 2004, 2003 and 2002, respectively. At November 30, 2004, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Fei-Fei Catherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. and its wholly owned subsidiary, Advanced Materials, Inc. and Advanced Materials, Ltd. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents
-------------------------

The Company considers highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2004 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2004 as these instruments bear market rates of interest.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $414,000, $505,000, and $537,000 for the years ended November 30, 2004, 2003 and 2002 respectively, of which $225,000, $295,000, and $324,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

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

During the fourth quarter of fiscal 2003, the Company recorded a loss on disposal of fixed assets of $159,000 as the result of the Company's assessment of the impairment of certain fixed assets no longer being used by the Company due to changes in its operations.

During the second quarter of fiscal 2004, the Company recorded a loss on disposal of fixed assets of $108,232 as the result of the Company's assessment of the impairment of certain fixed assets no longer being used by the Company due to changes in its operations.

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising costs were approximately $0, $0, and $27,000, for the years ended November 30, 2004, 2003, and 2002, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Concentrations of Credit Risk
-----------------------------

CASH AND CASH EQUIVALENTS

At November 30, 2004, the Company maintained cash balances at certain financial institutions in excess of federally insured limits. At November 30, 2004, the Company had approximately $131,000 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

CUSTOMERS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

The lower sales in Singapore are primarily attributable to an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia effective July 17, 2003. Although this change does not affect the Company's share of the profitability under the agreement, it does cause a significant reduction in its reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.

Hewlett Packard, accounted for 51% and 65% of consolidated sales for the years ended November 30, 2003 and 2002, respectively. These sales to Hewlett Packard were primarily through the Company's manufacturing agreement with its joint venture partner in Singapore. Sales to Hewlett Packard, Singapore aggregated 37% and 48% of consolidated sales for the years ended November 30, 2003 and 2002, respectively. Sales to Hewlett Packard, Puerto Rico accounted for 12% and 15% of consolidated sales for the years ended November 30, 2004 and 2003, respectively. Beginning in late 2003, the Company ceased selling to Hewlett Packard, Puerto Rico and one other customer due to low gross margins, sales of which aggregated 22% and 19% of consolidated sales for the years ended November 30, 2003 and 2002, respectively. In the current customer revenue mix no other customer contributes more than 20% to AM revenue.

These changes significantly reduced the Company's percentage of sales accounted for by Hewlett Packard and Hewlett Packard is no longer a significant customer.

Hewlett Packard accounted for 12% of consolidated accounts receivable as of November 30, 2003.


SUPPLIERS

Foamex International, Inc. ("Foamex") accounted for 15%, 23% and 33% of consolidated purchases for the years ended November 30, 2004, 2003 and 2002, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business. If another supplier's products were to be substituted by our customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex and Voltek.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia will in turn provide its manufacturing facilities and workforce to fabricate foam products at Foamex Asia's Singapore facility. The manufacturing agreement has a profit sharing provision that changes annually. The profit sharing split is as follows (in percentages):

YEAR                                     THE COMPANY           FOAMEX
---------------------------------------  --------------------  ---------------
1998                                     65                    35
1999                                     60                    40
2000                                     50                    50
2001                                     50                    50
2002                                     45                    55
2003                                     40                    60
2004 - 2007                              35                    65

The president of Foamex Asia is former employee of the Company to whom the Company was paying retirement benefits until March of 2003. The Company was previously involved in litigation with the former employee in regards to these payments (see note 10).

Revenues as reported relating to the Singapore manufacturing agreement were $729,551, $4,394,000 and $11,739,000 for each of the three years ended November 30, 2004, 2003 and 2002, respectively. Under the amended agreement, only the Company's share of the profit would have been reported as revenue. The profits distributed to the Company pursuant to the Singapore manufacturing agreement were $729,551, $560,000 and $479,000 for the three years ended November 30, 2004, 2003 and 2002, respectively.

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

Income Taxes
------------

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

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of zero percent for all years; expected volatility of 86 percent in 2004, 138 percent in 2003 and 99 percent in 2002; risk-free interest rates of 4.77 percent in 2004, 3.5 percent in 2003, and 3.5 percent in 2002; and expected lives of 5.7 years in 2004, 5.0 years in 2003 and 5.0 years in 2002.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

YEARS ENDED NOVEMBER 30:                                          2004           2003            2002
---------------------------------------------------------      -----------    -----------    -----------

Net income (loss) available to common shareholders             $   714,548    $  (631,000)   $(1,202,000)

Plus:  Stock-based employee compensation expense included
  in reported net loss                                                  --         41,000             --
Less:  Total stock-based employee compensation expense
  determined using fair value based method                        (128,410)        66,000         24,000
                                                               -----------    -----------    -----------

Pro forma net income (loss) available to common shareholders   $   586,138    $  (656,000)   $(1,226,000)
                                                               -----------    -----------    -----------

Net income (loss) per common share, as reported
Basic and diluted                                              $      0.07    $     (0.07)   $     (0.14)
                                                               -----------    -----------    -----------

Net income  (loss) per common share, pro forma
Basic and diluted                                              $      0.06    $     (0.08)   $     (0.14)
                                                               -----------    -----------    -----------

Earnings per Share
------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common shares including stock options and convertible debentures have been excluded for the years ended November 30, 2003 and 2002, as their effect would be antidilutive. The difference between basic and diluted weighted average shares outstanding for the year ended November 30, 2004 relates to dilutive stock options and warrants.

There were 1,176,000, 2,333,500 and 1,717,000 potentially dilutive options, exclusive of effect of convertible debentures, outstanding at November 30, 2004, 2003 and 2002, respectively, that were not included in the computation of the net loss per share because they would be anti-dilutive.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for our first quarter of fiscal 2006. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. The adoption of SFAS 123R did not have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in the Consolidated Financial Statements.

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have a material impact on our results of operations or financial condition.

NOTE 2 - DISCONTINUED OPERATIONS

On October 31, 2003, the Company entered into an agreement to sell its wholly-owned subsidiary in Ireland, Advanced Materials, Ltd. ("AML-Ireland"). Total consideration for the sale was approximately $3.2 million, consisting of $2.1 million in forgiveness of debt and $1.1 million in cash.

Operating results of AML-Ireland for the years ended November 30, 2003 and 2002 are shown separately in the accompanying consolidated statement of operations.

Results of operations of AML-Ireland for the years ended November 30, 2003 and 2002 were as follows:

                                                       2003            2002
                                                    -----------     -----------

Revenues                                            $ 9,153,000     $ 9,699,000
                                                    -----------     -----------

Costs and expenses:
Cost of sales                                         7,594,000       8,069,000
General and administrative                            1,385,000       1,094,000
Other                                                    11,000         (12,000)
                                                    -----------     -----------
Total costs and expenses                              8,990,000       9,151,000
                                                    -----------     -----------

Income from discontinued operations                     163,000         547,000
Gain on sale of discontinued operations                 378,000              --
                                                    -----------     -----------
Net income from discontinued operations             $   541,000     $   547,000
                                                    ===========     ===========


NOTE 3 - INVENTORIES

Inventories consist of the following at November 30:

                                                       2004            2003
                                                    -----------     -----------

Raw materials                                       $   348,738     $   532,000
Work-in-progress                                         45,276         129,000
Finished goods                                          317,154         359,000
                                                    -----------     -----------

                                                        711,168       1,020,000
Less allowance for obsolete inventory                   (20,217)        (81,000)
                                                    -----------     -----------

                                                    $   690,951     $   939,000
                                                    ===========     ===========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

                                                       2004            2003
                                                    -----------     -----------
Machinery and equipment                             $ 2,527,447     $ 2,617,000
Furniture and fixtures                                1,257,995       1,260,000
Transportation equipment                                 76,540          77,000
Leasehold improvements                                  470,223         408,000
Construction in progress                                 69,899          33,000
                                                    -----------     -----------
                                                      4,402,104       4,395,000
Less accumulated depreciation                        (3,704,203      (3,336,000)
                                                    -----------     -----------
                                                    $   697,901     $ 1,059,000
                                                    ===========     ===========

The assets held under capital leases have been included in property and equipment and total $697,901 and $604,000 with accumulated depreciation of $414,311 and $383,000 for the years ended November 30, 2004 and 2003, respectively.

NOTE 5-LINE OF CREDIT

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line expired in October 2005 and bears interest at prime plus 1.5% (9.25% at November 30, 2004). The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At November 30, 2004, the Company was not in compliance with these ratios and therefore is in technical default under the compliance provisions of its bank line of credit and term loan (Notes 5 and 6). Effective March 1, 2004, the lender increased the rate of interest on the Company's line of credit and term loan to prime plus 3%, which is the default rate specified in the loan agreement. The default rate will remain in effect until all of the designated defaults have been cured.

At November 30, 2004 there is no additional borrowings were available under this line-of-credit.

In September of 2005, the Company renegotiated the term of this debt instrument, reducing the line of credit from $3.75 million to $1.5 million Under the new agreement, the line of credit bears interest at Prime plus 1.5%. As a result of the new agreement, the Company was able to cure its debt covenant violations.

NOTE 6 - TERM LOAN

In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $255,500 as of November 30, 2004 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% (6.75% at November 30, 2004) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit, for which the Company is in technical default under the compliance provisions (See Note 5).

In September of 2005, the Company renegotiated the terms of this debt instrument, extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the term loan bears interest at Prime plus 2.0%. As a result of the new agreement, the Company was able to cure its debt violations.

NOTE 7 - CONVERTIBLE DEBENTURES

The Company had outstanding convertible debentures totaling $405,000 at November 30, 2003. The debentures bore interest at 7.5% per annum, with interest payable quarterly. The debentures were issued in denominations of $1,000, or multiples thereof, and, together with all then accrued and undeclared interest, were convertible at the election of the holder at any time after their purchase at a conversion premium of 125% of the closing bid price of the common stock on the date after their purchase (convertible at prices ranging from $3.59 to $4.37 per share). The debentures matured and were repaid during fiscal 2004.

NOTE 8 - RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. Restructuring charges (reversals) of ($84,032), ($352,000) and $226,000 were recorded during the years ended November 30, 2004, 2003 and 2002, respectively, relating to the plant closures. During 2004, $84,032 in restructuring reserve was reversed due to continued operations in Dallas which included the relocation of the corporate office from California to Dallas Texas at the end of June 2004. Additionally, approximately $23,000 in lease costs were paid against the reserve. During 2003, approximately $6,000 in severance costs and $392,000 in lease costs were paid against the reserve. Also, during 2003, the Company recorded a decrease in the restructuring reserve of $352,000, as it has instituted a plan which will require the partial use of the Texas facility for additional production in 2004. During 2002, approximately $63,000 in severance costs and $334,000 in lease costs were charged against the reserve. The remainder of the restructuring reserve consists of lease abandonment costs of $25,312 (net of probable lease revenue of $255,480).

The following table summarizes the changes in the restructuring reserve during the fiscal years ended November 30, 2004 and 2003:

                                                       2004             2003
                                                    -----------     -----------
Beginning Balance, November 30, 2003                $   132,000     $   882,000
Less:  change in estimate                               (84,032)       (352,000)
Less:  cash paid                                        (22,656)       (398,000)
                                                    -----------     -----------
Balance, November 30, 2004                          $    25,312     $   132,000
                                                    ===========     ===========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Retirement Benefits to Former Employees
---------------------------------------

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000 which was paid prior to year-end. The remainder of the reserve was released and included as gain on settlement of $974,000 in the accompanying consolidated statement of operations.

Leases
------

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California and approximately 82,600 square feet of manufacturing and office space in Dallas, Texas. The Company pays rent of approximately $22,400 per month under its Rancho Dominguez lease and approximately $ 27,500 per month under its Dallas lease. The Rancho Dominguez lease expired November 2004 and was renewed at approximately $24,600 per month through November 2010 and the Dallas lease expired in November 2005 and was not renewed. The Company subleased 70,000 square feet of the facility in Dallas through November 2005.

Effective November 1, 2005 the Company rented office space in Dallas for its corporate Headquarters. The Company pays approximately $5,200 per month and the lease expires in October 2010.

Approximate future minimum operating and capital lease obligations at November 30, 2004, including the Texas facility, which is discussed in Note 8 above, excluding future sublease income, are as follows:

                                                     OPERATING        CAPITAL
                                                      LEASES          LEASES
                                                    -----------     -----------

2005                                                    626,000          47,000
2006                                                      5,000          16,000
2007                                                      2,000           4,000
2008                                                      1,000           4,000
Thereafter                                                1,000           3,000
                                                    -----------     -----------
Total minimum lease obligations                     $   635,000          74,000
                                                    -----------     -----------
Less amounts representing interest                                      (10,000)

Present value of capital lease payments                                  64,000
Current portion                                                         (45,000)
                                                                    -----------
Long-term portion                                                   $    19,000
                                                                    ===========


Lease expense (not including the lease expense for the Texas facility, as it was recorded as a reduction in the restructuring reserve) for the years ended November 30, 2004, 2003, and 2002 was $106,938, $269,000, and $478,000,
respectively.

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2004, 2003, and 2002.

Future sublease income under contract is approximately $256,000 per year through November 30, 2005.

Employment Contracts
--------------------

In August 2003, the Company entered into an employment agreement with its newly appointed President, Chief Executive Officer and Secretary, Robert E. Delk. The agreement is to be effective through July 31, 2005, subject to renewal for automatic successive additional one-year periods if neither the Company nor Mr. Delk provides written notice of termination at least 30 days prior to the end of the then current term. In lieu of salary during the first year of the term of the employment agreement, Mr. Delk received common stock purchase options and also received reimbursement of approximately $8,300 for health insurance premiums.

In 2003, the Company issued stock options under the 2003 Plan to Robert Delk, its President and CEO, to purchase (1) 435,000 shares of the Company's common stock at $0.28, vesting over one year, (2) 435,000 shares of the Company's common stock at $0.56, vesting over five years, (3) 435,000 shares of the Company's common stock at $1.12, vesting over five years, and (4) 435,000 shares of the Company's common stock at $2.24, vesting over five years. Mr. Delk accepted the position of President and CEO of the Company in August 2003 and under the terms of his employment agreement he receives no cash compensation until August 2004. This is recorded as non-cash compensation in selling, general and administrative expenses in the accompanying consolidated statement of operations. The options are subject to continued employment and expire in August 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at or above the fair market value of the underlying stock at the date of grant.

In fiscal 2004 and 2003, compensation expense of $80,000 and $41,000 pertaining to the employment agreement was recorded as an adjustment to paid in capital and non-cash compensation was recognized. The employment agreement with Mr. Delk provides for a base salary of at least $125,000 per year beginning in August 2004. The Company and Mr. Delk are in the process of negotiating a replacement employment agreement. Accordingly, effective as of August 1, 2004, the Company began booking an accrued payroll liability for the $125,000 annual salary. The Company subsequently paid this liability to Mr. Delk.
The Company also continues to reimburse Mr. Delk for health insurance premiums.

On June 24, 2005, Robert E. Delk, who has served as a member of the board of directors ("Board") of Advanced Materials Group, Inc. ("ADMG") and as the President and Chief Executive Officer of ADMG since August 1, 2003, resigned from his position on the board of directors. Pursuant to the letter dated June 24, 2005 addressed to the Chairman of the Board of ADMG in which Mr. Delk advised the board of directors of his resignation as a director, Mr. Delk also gave written notice of termination of his employment with ADMG effective July 31, 2005 upon the expiration of his Employment Agreement dated August 1, 2003 with ADMG.

On August 22, 2005, Advanced Materials Group, Inc. (OTC: ADMG.PK) ("ADMG") entered into Employment Agreements with William G. Mortensen ("Mortensen") and Michael Bowen ("Bowen"). Pursuant to these Employment Agreements, Mortensen will serve as President and Chief Financial Officer of ADMG and Bowen will serve as Executive Vice President of ADMG. The terms of employment are at will; however, if either is terminated without cause (as defined in the Employment Agreements), they receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and Bowen's base annual salary is set at $135,000. Mortensen and Bowen are each entitled to bonuses calculated by formulas based upon ADMG's income from continuing operations before taxes. Bowen also received a grant of an incentive stock option to purchase up to 200,000 shares of ADMG's common stock for $0.20 per share. The option vests 20% per year for five years, beginning one year from the date of the grant. If Bowen's employment with ADMG terminates for any reason other than for cause or his voluntary resignation, the option does not terminate and vesting continues.

On January 2, 2006, the board of directors of the Company elected Ricardo G. Brutocao as Chief Executive Officer to fill the Company's previously announced vacancy at that position. Mr. Brutocao, who already serves as a director of the Company, will serve in this capacity on a part-time basis.

Litigation
----------

The Company had previously made monthly payments aggregating approximately $8,000 to two former employees in conjunction with a liability it had assumed in a business combination in 1992. As of March 2003, the Company ceased making payments to these individuals, as the Company believes it has fulfilled its obligation. In May 2004 the Company settled the dispute for a lump-sum payment of $250,000 which was paid prior to year-end. The remainder of the reserve was released and included as gain on settlement of $974,000 in the accompanying consolidated statement of operations.

NOTE 10 - RELATED PARTY DEBT

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes are payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The Company is continuing to pay down these notes and as a result of the default they are included in current liabilities in the accompanying consolidated balance sheet.

In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon certain events of default, including the nonpayment of principal, the Company shall issue warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms. As a result of the default on this debt, the Company issued an additional 100,000 warrants for a total of 200,000 which were valued at $79,000 and were recorded as interest expense for the year ended November 31, 2004.

NOTE 11 - STOCKHOLDERS' EQUITY

Stock Options
-------------

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

During 2003, the Company issued non-qualifying options to its directors to purchase 80,000 shares of the Company's common stock under the 1998 plan, at an exercise price of $0.20. The options vested immediately and expire in January 2013. No compensation expense was recorded in connection with the issuance of these options as they were issued at the fair market value of the underlying stock at the date of grant.

2003 STOCK PLAN

In December 2003, the stockholders of the Company approved the 2003 Stock Plan ("2003 Plan"). The Plan authorizes the granting of various options and rights to purchase up to 3,000,000 shares of common stock of the Company. The 2003 Plan provides for the grant by the Company of options to purchase shares of the Company's common stock to its employees, directors and consultants. The 2003 Plan provides that it is to be administered by a committee consisting of two or more members of the Board of Directors. The Committee has discretion, subject to the terms of the 2003 Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto.

Options granted under the 2003 Plan may be either "incentive stock options", within the meaning of Section 422 of the Internal Revenue Code, or "non-qualified stock options". No incentive stock option may be granted to any person who is not an employee of the Company at the date of grant. Options may be granted under the 2003 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Stockholders, which are limited to 5-year terms. The exercise price in the case of incentive stock options granted under the 2003 Plan has to be at least equal to the fair market value of the common stock as of the date of grant.

In 2003, the Company issued stock options under the 2003 Plan to Robert Delk, its President and CEO, to purchase (1) 435,000 shares of the Company's common stock at $0.28, vesting over one year, (2) 435,000 shares of the Company's common stock at $0.56, vesting over five years, (3) 435,000 shares of the Company's common stock at $1.12, vesting over five years, and (4) 435,000 shares of the Company's common stock at $2.24, vesting over five years. Mr. Delk accepted the position of President and CEO of the Company in August 2003 and under the terms of his employment agreement he receives no cash compensation until August 2004. This is recorded as non-cash compensation in selling, general and administrative expenses in the accompanying consolidated statement of operations. The options are subject to continued employment and expire in August 2008. No compensation expense was recorded in connection with the issuance of these options as they were issued at or above the fair market value of the underlying stock at the date of grant.

In December 2003, the Company issued stock options under the 2003 Plan to purchase 100,000 shares of the Company's common stock to an employee at an exercise price of $0.41 per share, expiring in December 2008.

The following table summarizes options granted and outstanding:

                                                                       WEIGHTED
                                                                       AVERAGE
                                                          NUMBER OF    EXERCISE
                                                          SHARES       PRICE
                                                          ----------   ---------

Outstanding, November 30, 2001 (1,437,000 exercisable
  at a weighted average price of $1.60)                    1,755,000    $   1.41
Granted (weighted average fair value of $0.11)                50,000        0.17
Canceled/Expired                                             (88,000)       1.85
                                                          ----------    --------

Outstanding, November 30, 2002 (1,506,200 exercisable
  at a weighted average price of $1.48)                    1,717,000    $   1.34
Granted (weighted average fair value of $0.28)             1,820,000        1.01
Canceled/Expired                                          (1,203,500)       1.44
                                                          ----------    --------

Outstanding, November 30, 2003 (567,980 exercisable
  at a weighted average price of $1.02)                    2,333,500    $   1.03
Granted (weighted average fair value of $0.30)               190,000        0.40
Canceled/Expired                                            (137,500)       0.82
Exercised                                                    (30,000)       0.22
                                                          ----------    --------

Outstanding, November 30, 2004 (1,182,000 exercisable
  at a weighted average price of $0.82)                    2,356,000    $   1.01
                                                          ==========    ========


The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2004.

                                                                        WEIGHTED AVERAGE
     EXERCISE                                                           CONTRACTUAL LIFE
      PRICE               OUTSTANDING             EXERCISABLE               REMAINING
--------------------  ----------------------  ----------------------  ----------------------
                                    NUMBER OF OPTIONS

  $ 0.17 - 0.56               1,180,000                 702,000               4.0 years
    0.94 - 1.50                 696,000                 348,000                     3.1
    1.75 - 3.69                 480,000                 732,000                     3.7
                      ----------------------  ----------------------

                              2,356,000               1,182,000
                      ----------------------  ----------------------

In January 2004, the Company completed an equity private placement, raising $500,000. In the private placement the Company sold 1,219,515 shares of its common stock at a price of $0.41 per share. The shares were sold to parties close to the Company, including its Chairman and former CEO, who were already major shareholders. There was no agent for the transaction. Proceeds from the sale were used to pay off existing vendors and for general working capital purposes.

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

NOTE 12 - INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

                                                YEARS ENDED NOVEMBER 30:
                                        ---------------------------------------
                                           2004          2003          2002
                                        -----------   -----------   -----------

Current:
Federal                                 $        --   $        --   $  (297,000)
State                                         2,400        24,000            --
                                        -----------   -----------   -----------

                                              2,400        24,000      (297,000)

Deferred:
Federal                                          --            --            --
State                                            --            --            --
                                        -----------   -----------   -----------

Total income tax provision              $     2,400   $    24,000   $  (297,000)
                                        ===========   ===========   ===========

The components of deferred tax assets and liabilities at November 30 are as follows:

                                                       2004             2003
                                                    -----------     -----------

Deferred tax assets:
Tax (under) over book depreciation                  $   (96,000)    $    46,000
Accounts receivable                                          --          21,000
Inventory                                                22,000          41,000
Accrued expenses                                         29,000          31,000
Federal net operating loss carryforwards              1,117,000       1,766,000
State net operating loss carryforwards                  123,000         175,000
Goodwill and other intangible assets                    480,000         587,000
Restructuring reserve                                    10,000          53,000
                                                    -----------     -----------
Total deferred tax assets                             2,339,000       2,720,000
Less valuation allowance for deferred tax assets     (2,339,000)     (2,720,000)
                                                    -----------     -----------

Net deferred tax assets                             $        --     $        --
                                                    ===========     ===========

At November 30, 2004 and 2003, the Company had a valuation allowance of $2,339,000 and $2,720,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2004, the Company has net tax operating loss carryforwards of approximately $5,331,664, available to offset future Federal tax liabilities. The carryforwards expire through 2023. As of November 30, 2004, the Company has net operating tax loss carryforwards of approximately $1,376,584 available to offset future state income tax liabilities, which expire through 2013.

On September 11, 2002, California Governor Gray Davis signed one of the budget trailer bills that implemented the state's 2002-2003 Budget Bill (A425). The new law suspends the net operating loss ("NOL") carryover deduction for tax years 2002 and 2003. To compensate for the deduction suspension, the period of availability for these NOL deductions has been extended by up to two years.

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                YEARS ENDED NOVEMBER 30:
                                        ---------------------------------------
                                           2004          2003          2002
                                        -----------   -----------   -----------

Income tax (benefit) at
  statutory rates                       $   242,946   $  (206,000)  $  (752,000)
Change in federal valuation
  allowance and other permanent items      (242,946)      206,000       752,000
State and Local income taxes,
  net of federal income tax                   2,400        24,000      (297,000)
                                        -----------   -----------   -----------
Total                                   $     2,400   $    24,000   $  (297,000)
                                        ===========   ===========   ===========

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The Company may contribute an amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $0, $0 and $0 for the years ended November 30, 2004, 2003 and 2002, respectively.

NOTE 14-FASB 131 SEGMENT REPORTING

The Company's foreign operations consist of a sales joint venture located in Singapore, which began operations in fiscal 1998. All of their sales are made to unaffiliated customers. Income from discontinued operations is included in the AMG-US Operations for all periods presented. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2004, 2003, and 2002:

                                                       AMG-US          AMI-US           AMI-
                                                     OPERATIONS      OPERATIONS      SINGAPORE     CONSOLIDATED
                                                    ------------    ------------    ------------   ------------
NET SALES

2004                                                $         --    $  7,228,186    $    729,551   $  7,957,737
2003                                                $         --    $ 10,081,000    $  4,394,000   $ 14,475,000
2002                                                $         --    $ 14,849,000    $ 11,739,000   $ 26,588,000

SEGMENT INCOME (LOSS) BEFORE CORPORATE ALLOCATION

2004                                                $         --    $    (15,003)   $    729,551   $    714,548
2003                                                $   (991,000)   $   (200,000)   $    560,000   $   (631,000)
2002                                                $ (1,160,000)   $   (521,000)   $    479,000   $ (1,202,000)

                                                       AMG-US          AMI-US           AMI-
                                                     OPERATIONS      OPERATIONS      SINGAPORE     CONSOLIDATED
                                                    ------------    ------------    ------------   ------------
CORPORATE ALLOCATION (1)
2004                                                $         --    $    114,899    $   (114,899)  $         --
2003                                                $    744,000    $   (424,000)   $   (320,000)  $         --
2002                                                $  1,236,000    $   (662,000)   $   (574,000)  $         --

NET INCOME (LOSS)
2004                                                $         --    $     99,896    $    614,652   $    714,548
2003                                                $   (246,000)   $   (624,000)   $    239,000)  $   (631,000)
2002                                                $     76,000    $ (1,183,000)   $    (95,000)  $ (1,202,000)

DEPRECIATION AND AMORTIZATION
2004                                                $         --    $   (404,311)   $    (10,000)  $   (414,311)
2003                                                $         --    $   (495,000)   $    (10,000)  $   (505,000)
2002                                                $         --    $   (527,000)   $    (10,000)  $   (537,000)

INCOME TAXES
2004                                                $         --    $     (2,400)   $         --   $     (2,400)
2003                                                $         --    $    (24,000)   $         --   $    (24,000)
2002                                                $         --    $    297,000    $         --   $    297,000

TOTAL ASSETS
2004                                                $         --    $  2,800,788    $         --   $  2,800,788
2003                                                $    215,000    $  3,382,000    $     10,000   $  3,607,000

(1) Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.


NOTE 15-QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for 2004 and 2003 follows:

                                               FIRST          SECOND        THIRD         FOURTH
                                               QUARTER        QUARTER       QUARTER       QUARTER       YEAR
                                               -----------    -----------   -----------   -----------   -----------

2004
----
Net sales                                      $ 2,015,000    $ 1,826,054   $ 2,016,298   $ 2,100,385   $ 7,957,737
Gross profit                                       430,000        260,782       505,373       579,236     1,775,391
Net income (loss) from continuing operations       (69,000)       716,258        35,561        31,279       714,548
Net income (loss)                                  (69,000)       716,258        35,561        31,279       714,548
Income (loss) per share:
Basic and diluted, continuing  operations      $     (0.01)   $       .07   $      0.00   $      0.00   $      0.07
Basic and diluted                              $     (0.01)   $       .07   $      0.00   $      0.00   $      0.07


2003
----
Net sales                                      $ 5,294,000    $ 4,294,000   $ 2,587,000   $ 2,300,000   $14,475,000
Gross profit                                       501,000        403,000       291,000       139,000     1,333,000
Net loss from continuing operations               (171,000)      (205,000)     (410,000)     (386,000)   (1,172,000)
Net loss                                           (16,000)       (78,000)     (335,000)     (203,000)     (631,000)
Income (loss) per share:
Basic and diluted, continuing  operations      $     (0.02)   $     (0.02)  $     (0.05)  $     (0.04)  $     (0.14)
Basic and diluted                              $     (0.00)   $     (0.01)  $     (0.04)  $     (0.02)  $     (0.07)

(1) Amounts include $180,000 adjustment for accrued severance costs related to the amended employment agreement for the Company's former CEO.

(2) Includes loss on disposal of fixed assets of $159,000 as the result of the Company's assessment of the impairment of certain fixed assets no longer being used by the Company due to changes in its operations. Also, includes an adjustment to decrease the restructuring reserve $352,000, as the Company has instituted a plan which will require the use of the Texas facility for additional production (see note 8).

NOTE 16-SUBSEQUENT EVENTS

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

The Company disagrees with the claims by the IRAS that a tax is due and intends to aggressively contest the matter should the IRAS make a specific claim for a tax. Based upon the foregoing, and the fact that a final resolution of any proposed tax is uncertain and would, in the Company's belief involve unsettled areas of the law, based upon currently available information, the Company is unable to provide an estimate or a range of estimates as to the probable tax liability for this matter. An unfavorable resolution, depending upon the amount of tax claimed by IRAS, could have a material effect on the Company's result of operations or cash flows in the periods in which an adjustment is recorded or the tax is due or paid.

In June, 2005, Robert E. Delk, who served as a member of the board of directors ("Board") of the Company and as the President and Chief Executive Officer of the Company since August 1, 2003, resigned from his position on the board of directors.

In August, 2005, ADMG issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of ADMG's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of ADMG's Board of Directors.

In August, 2005, the Company entered into Employment Agreements with William G. Mortensen ("Mortensen") and Michael Bowen ("Bowen"). Pursuant to these Employment Agreements, Mortensen will serve as President and Chief Financial Officer of ADMG and Bowen will serve as Executive Vice President of ADMG. The terms of employment are at will; however, if either is terminated without cause (as defined in the Employment Agreements), they receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and Bowen's base annual salary is set at $135,000. Mortensen and Bowen are each entitled to bonuses calculated by formulas based upon the Company's income from continuing operations before taxes. Bowen also received a grant of an incentive stock option to purchase up to 200,000 shares of the Company's common stock for $0.20 per share. The option vests 20% per year for five years, beginning one year from the date of the grant. If Bowen's employment with the Company terminates for any reason other than for cause or his voluntary resignation, the option does not terminate and vesting continues.

In August, 2005, William G. Mortensen was named President of the Company.

In August 2005, the Company entered into a Separation and Release Agreement ("Separation Agreement") with Robert Delk ("Delk"), Delk Holdings, Inc. ("Delk Holdings") and Delk Partners, Ltd. ("DELK Partners"). Pursuant to the Separation Agreement, the Company paid to Delk certain past due compensation, repaying amounts loaned to ADMG by Delk, and reimbursing him for certain expenses related to intellectual property being transferred by Delk Holdings to ADMG as described below. Delk, Delk Holdings and Delk Partners have agreed not to compete with the Company, solicit employees, consultants or customers of the Company, or disclose any confidential information of ADMG for a period of one year. The parties have agreed to release each other from all claims, whether known or unknown, other than those arising under the Separation Agreement.

In August, 2005, the Company entered into an Assignment and Assumption of Intellectual Property ("Assignments") with each of Delk Holdings and Bowen. Pursuant to the Assignments, Delk Holdings and Bowen have assigned to the Company all of their rights to patents, patent applications and related intellectual property pertaining to certain products using flexible material components and identified in the Assignment. The Company has agreed to assume the obligations of Delk Holdings and Bowen under certain agreements pertaining to the intellectual property, including royalty obligations to inventors.

In September of 2005, the Company renegotiated the terms of its line of credit and term loan, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

In October 2005, the Company sold 350,000 shares of the Company's common stock for total proceeds of $70,000.

In January 2006, the Company entered into an at-will employment arrangement with Ricardo G. Brutocao to fill the Company's open Chief Executive Officer position. Mr. Brutocao has an unwritten agreement to be compensated by the Company at the rate of $125,000. Previously, in November 2005, Mr. Brutocao had been elected to the Company's board of directors. Prior to that Mr. Brutocao had been providing consulting services to the Company and as a result was granted 100,000 options at $.20 per share of which 20% vested immediately and the remaining vest ratably over a four year period. Vesting is contingent on continued service to the Company.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ADVANCED MATERIALS GROUP, INC.
Dated: June 19, 2006
                                       By: /s/  RICARDO G. BRUTOCAO
--------------------------------------
Ricardo G. Brutocao
Chief Executive Officer



     By: /s/ WILLIAM G. MORTENSEN
                                           -------------------------------------
                                           William G. Mortensen
                                           PRESIDENT AND CHIEF FINANCIAL OFFICER







Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/  RICARDO G. BRUTOCAO               Chief Executive Officer and Director          June 19, 2006
---------------------------------
Ricardo G. Brutocao

/s/  WILLIAM G. MORTENSEN              President and Chief Financial Officer         June 19, 2006
---------------------------------
William G. Mortensen

/s/  TIMOTHY R. BUSCH                  Chairman and Director                         June 19, 2006
---------------------------------
Timothy R. Busch

/s/ MAURICE J. DEWALD                  Director                                      June 19, 2006
---------------------------------
Maurice J. DeWald

/s/  N. PRICE PASCHALL                 Director                                      June 19, 2006
---------------------------------
N. Price Paschall



                                INDEX TO EXHIBITS

NO. EXHIBITS
-------   ----------------------------------------------------------------------

2.1 Agreement and Plan of Reorganization dated April 21, 1993 between Far West Ventures, Inc. (now known as Advanced Materials Group, Inc.), Wilshire Advanced Materials, Inc. and the stockholders of Wilshire Advanced Materials, Inc. (1)
3.1 Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.). (1)
3.2 Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
3.3    Bylaws, as amended, of Advanced Materials Group, Inc. (1)
10.1 Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc. (1)
10.2 Amendment to Asset Purchase Agreement dated August 4, 1992 between Wilshire Advanced Materials, Inc. and Wilshire Technologies, Inc. dated December 2, 1992. (1)
10.3 Stock Purchase Agreement dated October 6, 1993 between Advanced Materials Group, Inc. and the stockholders of Condor Utility Products, Inc. (2)
10.4   The 1993 Stock Option Plan of Advanced Materials Group, Inc. (3)(*)
10.5   Form of Convertible Debenture. (4)
10.6 Promissory Note of the Company dated March 25, 1994 payable to Michael W. Crow in the amount of $787,618. (5)
10.7 Amended and Restated Promissory Note dated August 16, 1995 between Advanced Material Group, Inc. and Hiram H. Johnson and Beth A. Johnson.
       (6)
10.8 Industrial Lease Agreement executed August 31, 1995 between New York Life Insurance and Annuity Corporation, as Landlord and Advanced Materials, Inc., as Tenant. (7)
10.9 Form of Equity Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, L.L.C. (8)
10.10 Form of Debt Warrant between Advanced Materials Group, Inc. and Trilon Dominion Partners, LLC. (9)
10.11 Loan Agreement dated as of November 26, 1996, between Advanced Materials, Inc. And Wells Fargo National Association. (10)
10.12 First Amendment to Loan Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Wells Fargo National Association. (11)
10.13 Asset Purchase and Sale Agreement dated as of September 1, 1996, between Advanced Materials, Inc. and Gasket and Molded Products, Inc. and Shareholders. (12)
10.14 Amendment One to Lease dated as of September 27, 1996, between Advanced Materials Group, Inc. And Riggs National Bank of Washington, D.C. as Trustee of the Multi-Employer Property Trust. (13)
10.15  The 1997 Stock Option Plan of Advanced Materials Group, Inc. (14)
10.16 Industrial Sublease Agreement executed September 1, 1997 between Advanced Material, Inc. as landlord and S-Line as tenant. (15)
10.17 Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte. Ltd. (16)
10.18 Form of Warrant Assignment Agreement dated September 15, 1997 between Trilon Dominion Partners, LLC. and certain individuals. (17)
10.19 Credit Agreement dated as of February 27, 1998 between Advanced Materials Group, Inc. and Wells Fargo Bank, National Association. (18)
10.20  The 1998 Stock Option Plan of Advanced Materials Group, Inc. (19)(*)
10.21 Agreement of Settlement and General Release, dated October 20, 1998, by and among Advanced Materials Group, Inc., Condor Utility Products, Inc. and Gary and Dora Valiska, former employees of Condor Utility Products, Inc. (20)
10.22 Employment agreement dated September 11, 1998 between Advanced Materials Group, Inc. and Steve F. Scott, Chief Executive Officer, President and Director. (21)(*)
10.23 Consulting Agreement dated March 31, 1997, by and between Advanced Materials Group, Inc. and Paschall and Company. (22)
10.24 Industrial Lease Agreement, including addenda and additional provisions, executed June 30, 1999, by and between Riggs & Company, a division of Riggs Bank N.A., as Trustee of the Multi-Employer Property Trust, as Landlord, and Advanced Materials, Inc., as Tenant. (23)
10.25 Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and David A. Lasnier, Senior Vice President, General Manager. (24)(*)
10.26 Employment Agreement dated August 1, 1999, by and between Advanced Materials Group, Inc. and James Douglas Graven, Vice President, Chief Financial Officer. (25)(*)
16.1 Letter from Ernst & Young, L.L.P., dated September 22, 2000, regarding its concurrence with Advanced Material Group, Inc.'s statement regarding change of accountants. (26)
21.1   List of Subsidiaries. (27)
31.1 Certification by Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(*) Management contract or compensatory plan or arrangement required to be filed as an exhibit.

(1) Filed as a like-numbered exhibit to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.

(2) Filed as Exhibit 10.10 to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33- 72500), incorporated herein by reference.

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