Form 10QSB
period 2005-02-28
ADVANCED MATERIALS GROUP INC
filed 2006-07-18
CIK 806514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2005

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO


                           COMMISSION FILE NO. 0-16401

--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------


                                       N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,116,000 shares outstanding as of June 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_|      No |X|


--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.          FINANCIAL STATEMENTS:                                         1

                  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE
                  THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004   1

                  CONSOLIDATED BALANCE SHEETS AT FEBRUARY 28, 2005 (UNAUDITED)
                  AND NOVEMBER 30, 2004                                        2

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE
                  THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 28, 2004   3

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)        4

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS    5

ITEM 3.          CONTROLS AND PROCEDURES                                       8


PART II. OTHER INFORMATION
--------------------------

ITEM 1.          LEGAL PROCEEDINGS                                             8

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   8

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES                               8

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           8

ITEM 5.          OTHER INFORMATION                                             8

ITEM 6.          EXHIBITS                                                      8

SIGNATURES                                                                    10

CERTIFICATIONS                                                                11


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                   ADVANCED MATERIALS GROUP, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                ---------------------------------------
                                                                FEBRUARY 28, 2005     FEBRUARY 29, 2004
                                                                -----------------     -----------------
Net sales                                                         $  1,967,066           $  2,015,000
Cost of sales                                                        1,620,452              1,585,000
                                                                  ------------           ------------
Gross profit                                                           346,614                430,000
                                                                  ------------           ------------

Operating expenses:
   Selling, general and administrative                                 476,297                397,000
   Depreciation and amortization                                        50,144                 50,000
                                                                  ------------           ------------
Total operating expenses                                               526,441                447,000
                                                                  ------------           ------------
Loss from operations                                                  (179,827)               (17,000)

Other income (expense):
   Interest expense                                                    (34,021)               (23,000)
   Other, net                                                            4,373                 13,000)
                                                                  ------------           ------------
      Total other expenses, net                                        (29,648)               (10,000)
                                                                  ------------           ------------

Loss from operations before income taxes                              (209,475)               (27,000)
Income tax expense                                                          --                 42,000
                                                                  ------------           ------------

Net loss                                                          $   (209,475)          $    (69,000)
                                                                  ============           ============


Basic and diluted net loss per share                              $      (0.02)          $      (0.01)

Basic and diluted weighted average common shares outstanding        10,516,026              9,226,829
                                                                  ============           ============

                       See accompanying notes to consolidated financial statements


                                             ADVANCED MATERIALS GROUP, INC.
                                               CONSOLIDATED BALANCE SHEETS

                                                                                           FEBRUARY 28,      NOVEMBER 30,
                                                                                         2005 (UNAUDITED)        2004
                                                                                           -----------       -----------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                               $   153,989       $    55,289
   Accounts receivable                                                                       1,028,351         1,193,203
   Inventories, net                                                                            786,680           690,951
   Prepaid expenses and other                                                                  186,451           162,776
                                                                                           -----------       -----------
      Total current assets                                                                   2,155,471         2,102,219

Property and equipment, net                                                                    590,665           697,901
Other assets                                                                                       668               668
                                                                                           -----------       -----------
      Total assets                                                                         $ 2,746,804       $ 2,800,788
                                                                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                        $   774,046       $   582,871
   Accrued liabilities                                                                         245,889           245,896
   Restructuring reserve, current                                                               18,984            25,312
   Notes payable - related parties                                                             200,000           200,000
   Line of credit                                                                              687,712           685,970
   Current portion of term loan                                                                 90,000            90,000
   Current portion of capital lease obligations                                                 43,850            45,275
                                                                                           -----------       -----------
      Total current liabilities                                                              2,060,481         1,875,324

   Capital lease obligations, net of current portion                                            11,637            18,803
   Term loan, net of current portion                                                           143,000           165,500
                                                                                           -----------       -----------
      Total liabilities                                                                      2,215,118         2,059,627
                                                                                           -----------       -----------

Commitments and contingencies                                                                       --                --

Stockholders' equity:
   Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and
      outstanding                                                                                   --                --
   Common stock-$.001 par value; 25,000,000 shares authorized; 10,516,026 shares
      issued and outstanding at February 28, 2005 and November 30, 2004                         10,516            10,516
   Additional paid-in capital                                                                8,037,097         8,037,097
   Accumulated deficit                                                                      (7,515,927)       (7,306,452)
                                                                                           -----------       -----------
      Total stockholders' equity                                                               531,686           741,161
                                                                                           -----------       -----------
   Total liabilities and stockholders' equity                                              $ 2,746,804       $ 2,800,788
                                                                                           ===========       ===========

                             See accompanying notes to consolidated financial statements



                                             ADVANCED MATERIALS GROUP, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                            THREE MONTHS ENDED
                                                                                   -------------------------------------
                                                                                   FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                                                                   -----------------   -----------------
Cash flows from operating activities:
   Net loss                                                                            $(209,475)          $ (69,000)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                      111,365             103,000
      Provision for obsolete inventory                                                        --             (22,000)
      Non-cash compensation                                                                   --              30,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                             164,852              62,000
         Inventories                                                                     (95,729)             41,000
         Prepaid expenses and other                                                      (23,675)             55,000
         Accounts payable and accrued liabilities                                        191,168            (223,000)
         Restructuring reserve                                                            (6,328)            (10,000)
                                                                                       ---------           ---------
   Net cash provided by (used in) operating activities                                   132,178             (33,000)
                                                                                       ---------           ---------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (4,129)             (1,000)
                                                                                       ---------           ---------
   Net cash used in investing activities                                                  (4,129)             (1,000)
                                                                                       ---------           ---------

Cash flows from financing activities:
   Sale of common stock                                                                       --             500,000
   Exercise of common stock options                                                           --               7,000
   Net borrowings (repayments) under line of credit                                        1,742            (304,000)
   Repayments under term loan                                                            (22,500)            (23,000)
   Repayment of convertible debentures                                                        --            (395,000)
   Repayments of other long-term obligations                                              (8,591)            (22,000)
      Increase in bank overdraft                                                              --             204,000
                                                                                       ---------           ---------
   Net cash used in financing activities                                                 (29,349)            (33,000)
                                                                                       ---------           ---------
   Net change in cash and cash equivalents                                                98,700             (67,000)

Cash and cash equivalents, beginning of period                                            55,289              81,000
                                                                                       ---------           ---------
Cash and cash equivalents, end of period                                               $ 153,989           $  14,000
                                                                                       =========           =========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                                                         $  34,020           $  23,000
                                                                                       =========           =========
      Income taxes                                                                     $      --           $      --
                                                                                       =========           =========

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

     The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 28, 2005 and November 30, 2004 and the results of operations and cash flows for the related interim periods ended February 28, 2005 and February 29, 2004. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continued net losses. At February 28, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Katherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

     The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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


2)   LOSS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended February 28, 2005 and February 29, 2004, as their effect would be antidilutive.

     There were 2,556,000 and 2,423,500 potentially dilutive options and warrants outstanding at February 28, 2005 and February 29, 2004, respectively, that were not included in the computation of the net loss per share because they would be anti-dilutive.

3)   STOCK BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In compliance with FAS No. 148, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25.

     The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                               THREE MONTHS ENDED
                                                                     ----------------------------------------
                                                                     FEBRUARY 28, 2005    FEBRUARY 29, 2004
                                                                     -------------------  -------------------
Net loss available to common shareholders                            $         (209,475)  $          (69,000)
Plus: Stock-based employee compensation expense included in
   reported net loss                                                                 --                   --
Less: Total stock-based employee compensation determined
   using fair value based method                                                 (9,378)             (41,000)
                                                                     -------------------  -------------------
Pro forma net loss available to common stockholders                  $         (218,853)  $         (110,000)
                                                                     ===================  ===================

Net loss per common share - basic and diluted - as reported          $            (0.02)  $            (0.01)
                                                                     ===================  ===================

Net loss per common share - basic and diluted - pro forma            $            (0.02)  $            (0.01)
                                                                     ===================  ===================

4)   INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                                     FEBRUARY 29, 2004    NOVEMBER 30, 2004
                                                                     ------------------  -------------------
                                                                         (UNAUDITED)

         Raw Materials                                               $         451,157   $          348,738
         Work-in-process                                                       111,642               45,276
         Finished Goods                                                        244,099              317,154
                                                                     ------------------  -------------------

      Less allowance for obsolete inventory                                    (20,218)             (20,217)
                                                                     ------------------  -------------------
                                                                     $         786,680   $          690,951
                                                                     ==================  ===================

6)   CONTINGENT LIABILITIES

     Material legal proceedings to which the Company is a party are discussed in
     Part 1, Item 3, in the Company's latest Annual Report on Form 10-K and in
     Part II, Item 1 of this Form 10-QSB.


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-K for the year ended November 30, 2004 and in "Factors That Could Affect Future Results" below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $209,475 and $69,000 in the three-month periods ended February 28, 2005 and February 29, 2004, respectively. At February 28, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Katherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.


RESULTS OF OPERATIONS
FY 05 CURRENT THREE MONTHS VERSUS FY 04

Net sales for the quarter ended February 28, 2005 were $1,967,066 versus $2,015,000 for the same period of fiscal 2004, a decrease of $47,934 or 2%. Revenues from the Singapore strategic manufacturing venture declined to $109,814 in the three-month period ended February 28, 2005 from $192,000 in the comparable period in 2004. Revenues from U.S. operations increased to $1,857,252 in the first quarter of 2005 from $1,823,000 in 2004.

The increase in sales for U.S. operations is due to both increased sales prices and higher sales volumes. The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. Management does not expect significant sales from the new opportunities in the next 6 to 12 months. Sales will continue to increase in the interim period as the Company refocuses its efforts due to increased volumes from existing customers.

Cost of sales for the quarters ended February 28, 2005 and February 28, 2004 were $1,620,452 and $1,585,000, respectively. Cost of sales as a percentage of net sales was 82% for the first quarter of fiscal 2005, compared to 79% for the first quarter of fiscal 2004. The Company's gross profit percentage was 18% in 2005 period, compared to 21% in the 2004 period. The major reason of the increase on the cost of sales is lead by the increase on the raw materials. Increase on costs of sales leads to the lower gross profit. Another factor affect the cost of sales is the oil price increase which leads increase on the raw materials and freight.

Selling, general and administrative expenses for the first quarter of fiscal 2005 and 2004 were $476,297 and $397,000, respectively, an increase of $79,297 or 20%. The increase is affected by the following factors: headquarter relocation, company financial system upgrade and the abnormal legal expenses associated with the IRAS tax issue discussed.

Interest expense for the first quarter of fiscal 2005 and 2004 was $34,021 and $23,000, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net loss for the first quarter of fiscal 2005 was $209,475, compared to a net loss of $69,000 for the first quarter of fiscal 2004. Basic and diluted loss per share for the first quarter of fiscal 2005 was $.02 per share, compared to a net loss of $0.01 per share for the first quarter of fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $153,989 at February 28, 2005, compared with $55,289 at November 30, 2004. Operating activities provided $132,178 of cash during the first quarter of fiscal 2005, compared with using $33,000 in the corresponding period of fiscal 2004. The cash provided by operating activities in the first quarter of 2005 resulted primarily from a decrease in accounts receivable, and an increase in accounts payable and accrued liabilities, offset by an increase in inventory of $164,852 and $191,168 and $95,729, respectively.

Capital expenditures were $4,129 for the three months ended February 28, 2005, compared to $1,000 for the corresponding period in fiscal 2004. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the three-months ended February 28, 2005 resulted in cash used in financing activities of $29,349.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - The Company has incurred losses from operations The Company has incurred continued net losses. At February 28, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. The curing of this default along with the revised terms of the lending agreement result in reduced administrative and borrowing fees.

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


ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (the Company's principal executive officer and principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended February 28, 2005, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer has concluded that the disclosure controls and procedures were effective as of February 28, 2005 to provide reasonable assurance that material information relating to the Company is made known to the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended February 28, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At February 28, 2005, the Company was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS
(a)  Exhibits.

EXHIBIT NO.                     DESCRIPTION
----------- --------------------------------------------------------------------

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


Dated:  July 18, 2006              ADVANCED MATERIALS GROUP, INC.


                              By:     /s/ William G. Mortensen
                                      ---------------------------------
                                         William G. Mortensen
                                         President and Chief Financial Officer