Form 10QSB
period 2005-05-31
ADVANCED MATERIALS GROUP INC
filed 2006-07-18
CIK 806514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,116,000 shares outstanding as of July 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_|      No |X|


--------------------------------------------------------------------------------

                         ADVANCED MATERIALS GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.           Financial Statements:                                        1

                  Consolidated Statements of Operations (unaudited) for the
                  three and six months ended May 31, 2005 and May 31, 2004     1

                  Consolidated Balance Sheets at May 31, 2005 (unaudited) and
                  November 30, 2004                                            2

                  Consolidated Statements of Cash Flows (unaudited) for the six
                  months ended May 31, 2005 and, 2004                          3

                  Notes to Consolidated Financial Statements (unaudited)       4

ITEM 2.           Management's Discussion and Analysis or Plan of Operations   5

ITEM 3.           Controls and Procedures                                      9



PART II. OTHER INFORMATION
--------------------------

ITEM 1.           Legal Proceedings                                            9

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds  9

ITEM 3.           Defaults Upon Senior Securities                              9

ITEM 4.           Submission of Matters to a Vote of Security Holders          9

ITEM 5.           Other Information                                            9

ITEM 6.           Exhibits                                                     9

Signatures                                                                    11

Certifications                                                                12


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                                  ADVANCED MATERIALS GROUP, INC.
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                               THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                        -------------------------------       -------------------------------
                                                        MAY 31, 2005       MAY 31, 2004       MAY 31, 2005       MAY 31, 2004
                                                        ------------       ------------       ------------       ------------
Net sales                                               $  2,056,863       $  1,826,054       $  4,023,929       $  3,840,665
Cost of sales                                              1,615,073          1,565,272          3,235,525          3,151,062
                                                        ------------       ------------       ------------       ------------
Gross profit                                                 441,790            260,782            788,404            689,603
                                                        ------------       ------------       ------------       ------------

Operating expenses:
  Selling, general and administrative                        439,069            321,327            915,366            760,152
    Depreciation and amortization                             50,298             36,764            100,442             86,328
                                                        ------------       ------------       ------------       ------------
Total operating expenses                                     489,367            358,091          1,015,808            846,480

                                                        ------------       ------------       ------------       ------------
Income (loss) from operations                                (47,577)           (97,309)          (227,404)          (156,877)
Other income (expense):
  Interest expense                                           (39,468)           (24,627)           (73,489)           (47,587)
  Impairment of fixed assets                                      --           (108,232)                --           (108,232)
  Gain on settlement                                              --            974,000                 --            974,000
  Other, net                                                  34,303            (27,574)            38,676            (14,261)
                                                        ------------       ------------       ------------       ------------
    Total other expenses, net                                 (5,165)           813,567            (34,813)           803,920
                                                        ------------       ------------       ------------       ------------

                                                        ------------       ------------       ------------       ------------
Net income (loss)                                       $    (52,742)      $    716,258       $   (262,217)      $    647,043
                                                        ============       ============       ============       ============


Basic and diluted earnings (loss) per common share      $      (0.01)      $       0.07       $      (0.02)      $       0.07
                                                        ============       ============       ============       ============

Weighted Average Common Shares Outstanding:
  Basic                                                   10,516,026          9,920,787         10,516,026          9,573,808
                                                        ============       ============       ============       ============
  Diluted                                                 10,516,026         10,179,830         10,516,026          9,841,529
                                                        ============       ============       ============       ============


                                    See accompanying notes to consolidated financial statements


                                                  ADVANCED MATERIALS GROUP, INC.
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                      MAY 31,             NOVEMBER 30,
                                                                                 2005 (UNAUDITED)             2004
                                                                                 ----------------       ----------------

                                        ASSETS
Current assets:
   Cash and cash equivalents                                                        $   186,588           $    55,289
   Accounts receivable, net                                                           1,099,946             1,193,203
   Inventories, net                                                                     801,451               690,951
   Prepaid expenses and other                                                           123,153               162,776
                                                                                    -----------           -----------
      Total current assets                                                            2,211,138             2,102,219

Property and equipment, net                                                             488,876               697,901
Other assets                                                                                 --                   668
                                                                                    -----------           -----------
      Total assets                                                                  $ 2,700,014           $ 2,800,788
                                                                                    ===========           ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   724,301           $   582,871
   Accrued liabilities                                                                  198,471               245,896
   Restructuring reserve, current                                                        12,656                25,312
   Notes payable - related parties                                                      200,000               200,000
   Line of credit                                                                       840,234               685,970
   Current portion of term loan                                                          90,000                90,000
   Current portion of capital lease obligations                                          36,740                45,275
                                                                                    -----------           -----------
      Total current liabilities                                                       2,102,402             1,875,324

   Capital lease obligations, net of current portion                                      8,168                18,803
   Term loan, net of current portion                                                    110,500               165,500
                                                                                    -----------           -----------
      Total liabilities                                                               2,221,070             2,059,627
                                                                                    -----------           -----------

Commitments and contingencies                                                                --                    --

Stockholders' equity:
   Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares
      issued and outstanding                                                                 --                    --
   Common stock-$.001 par value; 25,000,000 shares authorized; 10,516,026
      shares issued and outstanding at May 31, 2005 and November 30, 2004                10,516                10,516
   Additional paid-in capital                                                         8,037,097             8,037,097
   Accumulated deficit                                                               (7,568,669)           (7,306,452)
                                                                                    -----------           -----------
      Total stockholders' equity                                                        478,944               741,161
                                                                                    -----------           -----------
   Total liabilities and stockholders' equity                                       $ 2,700,014           $ 2,800,788
                                                                                    ===========           ===========

                                             ADVANCED MATERIALS GROUP, INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                      --------------------------------
                                                                                      MAY 31, 2005        MAY 31, 2004
                                                                                      ------------        ------------
Cash flows from operating activities:
   Net loss                                                                            $(262,217)          $ 647,043
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                      216,433             193,012
      Provision for obsolete inventory                                                        --              22,000
      Restructuring reserve adjustment                                                                       (84,032)
      Non-cash compensation                                                                   --              60,000
      Impairment of fixed assets                                                                             108,232
      Gain on settlement                                                                                    (974,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                                              93,257             198,880
         Inventories                                                                    (110,500)            277,020
         Prepaid expenses and other                                                       40,291              93,994
         Accounts payable and accrued liabilities                                         94,005            (512,673)
         Restructuring reserve                                                           (12,656)            (10,000)
                                                                                       ---------           ---------
   Net cash provided by  operating activities                                             58,613              19,476
                                                                                       ---------           ---------

Cash flows from investing activities:
   Purchases of property and equipment                                                    (7,408)             (1,000)
                                                                                       ---------           ---------
   Net cash used in investing activities                                                  (7,408)             (1,000)
                                                                                       ---------           ---------

Cash flows from financing activities:
   Sale of common stock                                                                       --             500,004
   Exercise of common stock options                                                           --               6,609
   Net borrowings under line of credit                                                   154,264              71,978
   Proceeds from issuance of debt                                                             --             248,000
   Payments on debt                                                                      (74,170)           (724,757)
                                                                                       ---------           ---------
   Net cash provided by financing activities                                              80,094             101,834)
                                                                                       ---------           ---------
   Net change in cash and cash equivalents                                               131,299             120,310

Cash and cash equivalents, beginning of period                                            55,289              80,831
                                                                                       ---------           ---------
Cash and cash equivalents, end of period                                               $ 186,588           $ 201,141
                                                                                       =========           =========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                                                         $  73,489           $  47,587
                                                                                       =========           =========
      Income taxes                                                                     $      --           $      --
                                                                                       =========           =========

                               See accompanying notes to consolidated financial statements

                                                          -3-

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

     The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of May 31, 2005 and November 30, 2004 and the results of operations and cash flows for the related interim periods ended May 31, 2005 and May 31, 2004. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred continued net losses. At May 31, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Katherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

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


2)   LOSS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended May 31, 2005 and May 31, 2004, as their effect would be antidilutive.

     There were 2,556,000 and 1,747,250 potentially dilutive options and warrants outstanding at May 31, 2005 and May 31, 2004, respectively, that were not included in the computation of the net loss per share because they would be anti-dilutive.

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

                                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                      MAY 31,                         MAY 31,
                                                           ---------------------------      ----------------------------
                                                               2005             2004            2005             2004
                                                           -----------      ----------      -----------      -----------
     Net income (loss) available to common
        stockholders                                     $     (52,742)    $   716,258    $    (262,217)     $   647,043
                                                           -----------      ----------      -----------      -----------
     Plus: Stock-based employee compensation
        included in reported net income (loss)                      --              --               --               --
     Less: Total stock-based employee compensation
        determined using fair value based method                (9,378)        (41,105)         (18,755)         (82,105)
     Pro forma net income (loss) available to
        common stockholders                                    (62,120)        675,153         (280,972)         564,938

     Net income (loss) per common share - as reported:
          Basic                                                  (0.01)           0.07            (0.02)            0.07
          Diluted                                                (0.01)           0.07            (0.02)            0.07
     Net income (loss) per common share - pro forma:
          Basic                                                  (0.01)           0.07            (0.03)            0.06
          Diluted                                                (0.01)           0.07            (0.03)            0.06
                                                           ===========      ==========       ===========      ===========

4)   INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                                              MAY 31, 2004          NOVEMBER 30, 2004
                                                                          ----------------------  -----------------------
                                                                               (UNAUDITED)

   Raw Materials                                                          $             352,359   $              348,738
   Work-in-process                                                                      149,270                   45,276
   Finished Goods                                                                       320,038                  317,154
                                                                          ----------------------  -----------------------

Less allowance for obsolete inventory                                                   (20,216)                 (20,217)
                                                                          ----------------------  -----------------------
                                                                          $             801,451   $              690,951
                                                                          ======================  =======================

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

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $52,742 in the three-month period ended May 31, 2005 and a net loss of $262,217 in the six-month period ended May 31 , 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Katherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
FY 05 CURRENT THREE MONTHS VERSUS FY 04

Net sales for the quarter ended May 31, 2005 were $2,056,863 versus $1,826,054 for the same period of fiscal 2004, an increase of $230,809 or 13%. Revenues from the Singapore strategic manufacturing venture declined to $144,107 in the three-month period ended May 31, 2005 from $179,708 in the comparable period in 2004. Revenues from U.S. operations increased to $1,912,756 in the second quarter of 2005 from $1,646,346 in 2004.

The increase in sales for the U.S. operations are due to both increased sales prices and higher sales volumes. The Company has begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. In is anticipated that sales will continue to increase as customer contracts are signed and new business is added.

Cost of sales for the quarters ended May 31, 2005 and May 31, 2004 were $1,615,073 and $1,565,272, respectively. Cost of sales as a percentage of net sales was 79% for the second quarter of fiscal 2005, compared to 86% for the second quarter of fiscal 2004. The Company's gross profit percentage was 21% in 2005 period, compared to 14% in the 2004 period. After the 2nd fiscal quarter 2004 the company significantly reduced manufacturing costs. During the 2nd quarter of 2004, manufacturing costs were about 23%; the 2nd fiscal quarter of 2005 costs were about 16%, which is contributed to the gross profit percentage increase from 14% to 23% in the second quarter of fiscal 2005.

Selling, general and administrative expenses for the second quarter of fiscal 2005 and 2004 were $439,069 and $321,327, respectively, an increase of $117,742 or 37%. The reason for this increase was primarily due to the legal expenses associated with the tax notice received from the IRAS to research fully the issue.

Interest expense for the second quarter of fiscal 2005 and 2004 was $39,468 and $24,627, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net loss for the second quarter of fiscal 2005 was $52,742, compared to net income of $716,258 for the second quarter of fiscal 2004. Basic and diluted loss per share for the second quarter of fiscal 2005 was $0.01 per share, compared to net income of $0.07 per share for the second quarter of fiscal 2004.

FY 05 CURRENT SIX MONTHS VERSUS FY 04

Net sales for the six-month period ended May 31, 2005 were $4,023,929 versus $3,840,665 for the same period of fiscal 2004, an increase of $183,264 or 5%. Revenues from the Singapore strategic manufacturing venture declined to $253,921 in the six-month period ended May 31, 2005 from $371,319 in the comparable period in 2004. Revenues from U.S. operations increased to $3,770,008 in the six-month period ended May 31, 2005 from $3,469,346 in 2004.

The increase in sales for the U.S. operations are due to both increased sales prices and higher sales volumes.

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

Cost of sales for the six-month periods ended May 31, 2005 and May 31, 2004 were $3,235,525 and $3,151,062, respectively. The Company's gross profit percentage was 20% in 2005 period, compared to 18% in the 2004 period. The increase in gross profit percentage for the second quarter of 2005 was primarily due to the change in the Singapore agreement noted above. The remaining improvement in the gross profit percentage is due to the Company's discontinuing certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing processes.

Selling, general and administrative expenses for the six-month periods ended May 31, 2005 and 2004 were $915,366 and $760,152, respectively, an increase of $155,214 or 20%. This increase was due primarily to abnormal legal expenses which described below and corporate-office relocation expenses.

Interest expense for the six-month periods ended May 31, 2005 and 2004 was $73,489 and $47,587, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net loss for the six-month period ended May 31, 2005 was $262,217, compared to net income of $647,043 for the same period of fiscal 2004. Basic and diluted income (loss) per share for the six-month period ended May 31, 2005 was $(0.02) per share, compared to $0.07 per share for the same period of fiscal 2004.

Net income for six- month period of 2004 includes gain on settlement of litigation of $974,000 and the reversal of a restructuring reserve of $84,032.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $186,588 at May 31, 2005, compared with $55,289 at November 30, 2004. Operating activities provided $58,613 of cash during the six-month period of fiscal 2005, compared with $19,476 in the corresponding period of fiscal 2004. The cash provided by operating activities in 2005 resulted primarily from a decrease in accounts receivable, and an increase in accounts payable and accrued liabilities, offset by an increase in inventory of $93,257 and $94,005 and $110,500, respectively.

Capital expenditures were $7,408 for the six months ended May 31, 2005, compared to $1,000 for the corresponding period in fiscal 2004. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the six-months ended May 31, 2005 resulted in cash provided by financing activities of $80,094.

At May 31, 2005, the Company was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - The Company has incurred losses from operations The Company has incurred continued net losses. At May 31, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. The curing of this default along with the revised terms of the lending agreement result in reduced administrative and borrowing fees.

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


ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (the Company's principal executive officer and principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended May 31, 2005, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer has concluded that the disclosure controls and procedures were effective as of May 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended May 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At May 31, 2005, the Company was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

(a)          Exhibits.

  EXHIBITS                             DESCRIPTION
------------- ------------------------------------------------------------------

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


Dated:  July 18, 2006               ADVANCED MATERIALS GROUP, INC.


                               By:     /s/ William G. Mortensen
                                       ------------------------------
                                          William G. Mortensen
                                          President and Chief Financial Officer