Form 10QSB
period 2005-08-31
ADVANCED MATERIALS GROUP INC
filed 2006-07-18
CIK 806514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________


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

                                 (972) 432-0602
              (Registrant's telephone number, including area code)

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
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
------------------------------

ITEM 1.   Financial Statements:                                                1
-------   ---------------------

          Consolidated Statements of Operations (unaudited) for the
          three and nine months ended August 31, 2005 and 2004                 1

          Consolidated Balance Sheets at August 31, 2005 (unaudited)
          and November 30, 2004                                                2

          Consolidated Statements of Cash Flows (unaudited) for the
          nine months ended August 31, 2005 and 2004                           3

          Notes to Consolidated Financial Statements (unaudited)               4

ITEM 2.   Management's Discussion and Analysis or Plan of Operations           6
-------   ----------------------------------------------------------

ITEM 3.   Controls and Procedures                                              9
-------   -----------------------

PART II. OTHER INFORMATION
--------------------------

ITEM 1.    Legal Proceedings
-------    -----------------

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds         9
-------    -----------------------------------------------------------

ITEM 3.    Defaults Upon Senior Securities                                     9
-------    -------------------------------

ITEM 4.    Submission of Matters to a Vote of Security Holders                 9
-------    ---------------------------------------------------

ITEM 5.    Other Information                                                   9
-------    -----------------

ITEM 6.    Exhibits                                                            9
-------    ---------

Signatures                                                                    11

Certifications                                                                12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                            ADVANCED MATERIALS GROUP, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      -----------------------------     -----------------------------
                                                       AUGUST 31,       AUGUST 31,       AUGUST 31,       AUGUST 31,
                                                          2005             2004            2005              2004
                                                      ------------     ------------     ------------     ------------

Net sales                                             $  1,943,450     $  2,016,298     $  5,967,379     $  5,856,963
Cost of sales                                            1,550,911        1,510,925        4,786,436        4,661,987
                                                      ------------     ------------     ------------     ------------
Gross profit                                               392,539          505,373        1,180,943        1,194,976
                                                      ------------     ------------     ------------     ------------

Operating expenses:
  Selling, general and administrative                      344,344          401,192        1,259,710        1,085,667
  Depreciation and amortization                             39,214           50,180          139,656          136,508
                                                      ------------     ------------     ------------     ------------
Total operating expenses                                   383,558          451,372        1,399,366        1,222,175
                                                      ------------     ------------     ------------     ------------
Income (loss) from operations                                8,981           54,001         (218,423)         (27,199)
Other income (expense):
  Interest expense                                         (39,982)         (34,451)        (113,471)         (82,038)
  Impairment of fixed assets                                    --               --               --         (108,232)
  Gain on settlement                                            --               --               --          974,000
  Other, net                                                51,358           16,011           90,034          (73,926)
                                                      ------------     ------------     ------------     ------------
    Total other income (expenses), net                      11,376          (18,440)         (23,437)         709,804
                                                      ------------     ------------     ------------     ------------

Net income (loss)                                     $     20,357     $     35,561     $   (241,860)    $    682,605
                                                      ============     ============     ============     ============


Basic and diluted earnings (loss) per common share    $       0.00     $       0.00     $      (0.02)    $       0.07
                                                      ============     ============     ============     ============

Weighted Average Common Shares Outstanding:
  Basic                                                 10,932,693       10,469,730       10,654,915        9,872,449
                                                      ============     ============     ============     ============
  Diluted                                               10,941,264       10,955,303       10,654,915       10,444,106
                                                      ============     ============     ============     ============



                              See accompanying notes to consolidated financial statements





                                 ADVANCED MATERIALS GROUP, INC.
                                   CONSOLIDATED BALANCE SHEETS

                                                                     AUGUST 31,     NOVEMBER 30,
                                                                  2005 (UNAUDITED)     2004
                                                                    -----------     -----------

                                             ASSETS
Current assets:
   Cash and cash equivalents                                        $   140,501     $    55,289
   Accounts receivable                                                1,071,104       1,193,203
   Inventories, net                                                   1,094,734         690,951
   Prepaid expenses and other                                           174,699         162,776
                                                                    -----------     -----------
      Total current assets                                            2,481,038       2,102,219

Property and equipment, net                                             424,205         697,901
Other assets                                                             80,965             668
                                                                    -----------     -----------
      Total assets                                                  $ 2,986,208     $ 2,800,788
                                                                    ===========     ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $   874,285     $   582,871
   Accrued liabilities                                                  149,198         245,896
   Restructuring reserve, current                                        12,656          25,312
   Notes payable - related parties                                      100,000         200,000
   Line of credit                                                       875,591         685,970
   Current portion of term loan                                          90,000          90,000
   Current portion of capital lease obligations                          41,484          45,275
                                                                    -----------     -----------
      Total current liabilities                                       2,143,214       1,875,324

   Capital lease obligations, net of current portion                      5,860          18,803
   Term loan, net of current portion                                     88,000         165,500
                                                                    -----------     -----------
      Total liabilities                                               2,237,074       2,059,627
                                                                    -----------     -----------

Commitments and contingencies                                                --              --

Stockholders' equity:
   Preferred stock-$.001 par value; 5,000,000 shares authorized;
     no shares issued and outstanding                                        --              --
   Common stock-$.001 par value; 25,000,000 shares authorized;
     11,766,026 and 10,516,026 shares issued and outstanding at
     August 31, 2005 and November 30, 2004, respectively                 11,766          10,516
   Additional paid-in capital                                         8,285,846       8,037,097
   Accumulated deficit                                               (7,548,478)     (7,306,452)
                                                                    -----------     -----------
      Total stockholders' equity                                        749,134         741,161
                                                                    -----------     -----------
   Total liabilities and stockholders' equity                       $ 2,986,208     $ 2,800,788
                                                                    ===========     ===========



                   See accompanying notes to consolidated financial statements





                                      ADVANCED MATERIALS GROUP, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                 -----------------------
                                                                                 AUGUST 31,    AUGUST 31,
                                                                                    2005          2004
                                                                                 ---------     ---------
Cash flows from operating activities:
   Net income (loss)                                                             $(241,860)    $ 682,605
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                295,957       299,268
      Provision for obsolete inventory                                                  --        22,000
      Restructuring reserve adjustment                                                  --       (84,032)
      Non-cash compensation                                                             --        80,000
      Impairment of fixed assets                                                        --       108,232
      Gain on settlement                                                                --      (974,000)
      Changes in operating assets and liabilities:
         Accounts receivable                                                       122,099        91,477
         Inventories                                                              (403,783)      213,282
         Prepaid expenses and other assets                                         (92,220)       70,086
         Accounts payable and accrued liabilities                                  194,716      (388,738)
         Deferred compensation                                                          --      (250,000)
         Restructuring reserve                                                     (12,656)      (16,328)
                                                                                 ---------     ---------
   Net cash used in operating activities                                          (137,747)     (146,148)
                                                                                 ---------     ---------

Cash flows from investing activities:
   Purchases of property and equipment                                             (22,261)     (113,931)
                                                                                 ---------     ---------
   Net cash used in investing activities                                           (22,261)     (113,931)
                                                                                 ---------     ---------

Cash flows from financing activities:
   Sale of common stock                                                            249,833       749,001
   Exercise of common stock options                                                     --         6,609
   Net borrowings under line of credit                                             189,621       160,675
   Proceeds from issuance of debt                                                       --       248,000
   Payments on debt                                                               (194,234)     (763,562)
                                                                                 ---------     ---------
   Net cash provided by financing activities                                       245,220       400,723
                                                                                 ---------     ---------
   Net change in cash and cash equivalents                                          85,212       140,644

Cash and cash equivalents, beginning of period                                      55,289        80,831
                                                                                 ---------     ---------
Cash and cash equivalents, end of period                                         $ 140,501     $ 221,475
                                                                                 =========     =========

Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                                                   $ 113,470     $  61,839
                                                                                 =========     =========
      Income taxes                                                               $      --     $      --
                                                                                 =========     =========

                       See accompanying notes to consolidated financial statements

                                                    3

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

     The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of August 31, 2005 and November 30, 2004 and the results of operations and cash flows for the related interim periods ended August 31, 2005 and August 31, 2004. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2004.

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At August 31, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it August be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Katherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

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

2) LOSS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended August 31, 2005 and August 31, 2004, as their effect would be antidilutive.

     There were 2,436,000 and 1,176,000 potentially dilutive options and warrants outstanding at August 31, 2005 and August 31, 2004, respectively, that were not included in the computation of the net loss per share because they would be anti-dilutive.

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

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             AUGUST 31,                    AUGUST 31,
                                                     -------------------------     ---------------------------
                                                        2005           2004           2005             2004
                                                     ----------     ----------     -----------     -----------

Net income (loss) available to common
   stockholders                                      $   20,357     $   35,561     $  (241,860)    $   682,605
                                                     ----------     ----------     -----------     -----------
Plus: Stock-based employee compensation
   included in reported net income (loss)                    --             --              --              --
Less: Total stock-based employee compensation
   determined using fair value based method              (9,378)       (30,040)        (18,755)       (112,145)
Pro forma net income (loss) available to
   common stockholders                                   10,979          5,521        (260,615)        570,460

Net income (loss) per common share - as reported:
     Basic                                                 0.00           0.00           (0.02)           0.07
     Diluted                                               0.00           0.00           (0.02)           0.07
Net income (loss) per common share - pro forma:
     Basic                                                 0.00           0.00           (0.02)           0.06
     Diluted                                               0.00           0.00           (0.02)           0.05
                                                     ==========     ==========     ===========     ===========

4) INVENTORIES

     Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                    AUGUST 31,      NOVEMBER 30,
                                                       2004             2004
                                                   -----------      -----------
                                                   (UNAUDITED)

   Raw Materials                                   $   440,237      $   348,738
   Work-in-process                                     140,747           45,276
   Finished Goods                                      513,750          317,154
                                                   -----------      -----------

Less allowance for obsolete inventory                                   (20,217)
                                                   -----------      -----------
                                                   $ 1,094,734      $   690,951
                                                   ===========      ===========

5) STOCKHOLDERS EQUITY

In August, 2005, ADMG issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of ADMG's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of ADMG's Board of Directors.

6) DEBT

At August 31, 2005, the Company was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

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

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results August vary materially from those described herein as anticipated, believed, estimated or expected.

The Company's condensed consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company generated net income of $20,357 and $35,561 in the three-month periods ended August 31, 2005 and 2004, respectively and a net loss $241,860 and net income of $682,605 in the nine-month periods ended August 31, 2005 and 2004, respectively. At August 31, 2005, the Company had limited cash reserves and was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. This violation was cured in October 2005. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it August be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Katherine Fang, LLP, indicated in their report on the 2004 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS
FY 05 CURRENT THREE MONTHS VERSUS FY 04

Net sales for the quarter ended August 31, 2005 were $1,943,450 versus $2,016,298 for the same period of fiscal 2004, a decrease of $72,848 or 4%. Revenues from the Singapore strategic manufacturing venture declined to $153,660 in the three-month period ended August 31, 2005 from $193,528 in the comparable period in 2004. Revenues from U.S. operations decreased to $1,789,790 in the third quarter of 2005 from $1,822,770 in 2004.

The decrease in sales for the U.S. operations are due to lower sales volumes in the 3rd quarter. AM continues to focus on a strategy of becoming a product based business and as these efforts continue AM will see increased sales revenues.

Cost of sales for the quarters ended August 31, 2005 and August 31, 2004 were $1,550,991 and $1,510,925, respectively. Cost of sales as a percentage of net sales was 80% for the third quarter of fiscal 2005, compared to 75% for the third quarter of fiscal 2004. The Company's gross profit percentage was 20 % in 2005 period, compared to 25% in the 2004 period. Raw material price increases lead to the cost of sales increased, then the gross profit percentage is getting lower accordingly.

Selling, general and administrative expenses for the third quarter of fiscal 2005 and 2004 were $344,344 and $401,192, respectively, a decrease of $56,848 or 14%. There were abnormal legal and accounting expenses from 3rd quarter 2004 to the 2nd quarter of 2005. There were no unusual general and administrative expenses occurring in the 3rd quarter of fiscal 2005.

Interest expense for the third quarter of fiscal 2005 and 2004 was $39,982 and $34,451, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income for the third quarter of fiscal 2005 was $20,357, compared to net income of $35,561 for the third quarter of fiscal 2004. Basic and diluted income per share for the second quarter of fiscal 2005 was $0.00 per share, compared to net income of $0.00 per share for the third quarter of fiscal 2004.

FY 05 CURRENT NINE MONTHS VERSUS FY 04

Net sales for the nine-month period ended August 31, 2005 were $5,967,379 versus $5,856,963 for the same period of fiscal 2004, an increase of $110,416 or 2%. Revenues from the Singapore strategic manufacturing venture declined to $407,581 in the nine-month period ended August 31, 2005 from $565,729 in the comparable period in 2004. Revenues from U.S. operations increased to $5,559,798 in the nine-month period ended August 31, 2005 from $5,291,234 in 2004.

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


Cost of sales for the nine-month periods ended August 31, 2005 and August 31, 2004 were $4,786,436 and $4,661,987, respectively. The Company's gross profit percentage was 20% in the 2005 period, compared to 20% in the 2004 period.

Selling, general and administrative expenses for the nine-month periods ended August 31, 2005 and 2004 were $1,259,710 and $1,085,667, respectively, a decrease of $174,043 or 16%. This decrease was due to operating efficiencies.

Interest expense for the nine-month periods ended August 31, 2005 and 2004 was $113,471 and $82,038, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net loss for the nine-month period ended August 31, 2005 was $241,860, compared to a net income of $682,605 for the same period of fiscal 2004. Basic and diluted income (loss) per share for the nine-month period ended August 31, 2005 was $(0.02) per share, compared to a net income of $0.07 per share for the same period of fiscal 2004.

Net income for nine- month period of 2004 includes gain on settlement of litigation of $974,000 and the reversal of a restructuring reserve of $84,032.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $140,501 at August 31, 2005, compared with $55,289 at November 30, 2004. Operating activities used $137,747 during the nine-month period ended August 31, 2005, compared with $146,148 in the corresponding period of fiscal 2004. The cash used by operating activities in the 2005 period resulted primarily from an increase in inventory, prepaid expenses and other, offset by an increase in accounts payable and accrued liabilities, and a decrease in accounts receivable of $403,783 and $92,220 and $194,716, and $122,099 respectively.

Capital expenditures were $22,261 for the nine months ended August 31, 2005, compared to $113,931 for the corresponding period in fiscal 2004. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings and sales of common stock to supplement internally generated cash flow. Activity related to short- and long-term borrowings and sales of common stock in the nine-months ended August 31, 2005 resulted in cash provided by financing activities of $245,220.

In August, 2005, ADMG issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of ADMG's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of ADMG's Board of Directors.

At August 31, 2005, the Company was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - The Company has incurred losses from operations The Company has incurred continued net losses. At August 31, 2005, the Company had limited cash reserves.

COMPETITION - The Company encounters aggressive competition in all areas of its business. It has numerous competitors, ranging from several comparable-size companies to many relatively small companies. The majority of the competitors are private, closely held companies. There is also the risk that a supplier to the Company could become a competitor. The Company competes primarily on the basis of performance, price, quality and customer service. Product life cycles are short, with numerous small one-time customer orders. To remain competitive, the Company must be able to quickly develop new products and enhance existing products in response to customer demands. In some of its markets, the Company August not be able to successfully compete against current and future competitors, and the competitive pressures faced could harm the Company's business and prospects.

NEW PRODUCT INTRODUCTIONS - If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, it August lose market share and future revenue and earnings August suffer. The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this it must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.

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

RELIANCE ON SUPPLIERS - The Company's manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it August not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases.

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

General market conditions and domestic or international macroeconomic factors unrelated to the Company's performance August also affect the stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. In addition, following periods of volatility in a company's securities, securities class action litigation against a company is sometimes instituted. This type of litigation could result in substantial costs and the diversion of management time and resources.

EARNINGS FLUCTUATIONS - Although management believes the Company has products and resources needed for successful results, it cannot reliably predict future revenue and margin trends. Actual trends August cause it to adjust its operations, which could cause period-to-period fluctuations in earnings.

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer (the Company's principal executive officer and principal financial officer), has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended August 31, 2005, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer has concluded that the disclosure controls and procedures were effective as of August 31, 2005 to provide reasonable assurance that material information relating to the Company is made known to the CEO.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

At August 31, 2005, the Company was not in compliance with certain financial covenant ratios pertaining to its line of credit, and therefore is in technical default under the compliance provisions of the line of credit and term loan. In September of 2005, the Company renegotiated the terms of these debt instruments, reducing the line of credit from $3.75 million to $1.5 million and extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

(a) Exhibits.

EXHIBIT NO.                         DESCRIPTION
-----------    -----------------------------------------------------------------

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