Form 10KSB
period 2005-11-30
ADVANCED MATERIALS GROUP INC
filed 2006-07-19
CIK 806514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB
(MARK ONE)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2005.

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Issuer's telephone number, including area code: (972) 432-0602
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               $.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. | |

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes|_| No |X|

State issuers revenues for the year ended November 30, 2005:  8,664,474

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value on June 1, 2006 of the voting and non-voting common equity held by non-affiliates of the registrant was $2,515,000.

There were 12,116,000 shares of our Common Stock, par value $0.001 per share, outstanding as of July 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE   None.

Transitional Small Business Format (check one):  Yes |_|      No |X|

                                         TABLE OF CONTENTS

PART I

         ITEM 1. DESCRIPTION OF BUSINESS.........................................................1

         ITEM 2. DESCRIPTION OF PROPERTIES.......................................................5

         ITEM 3. LEGAL PROCEEDINGS...............................................................6

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................6


PART II

         ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES..........................................6

         ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS......................7

         ITEM 7. FINANCIAL STATEMENTS...........................................................11

         ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...............................................................11

         ITEM 8A. CONTROLS AND PROCEDURES.......................................................12

ITEM 8B. OTHER INFORMATION......................................................................12


PART III

         ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......................................12

         ITEM 10. EXECUTIVE COMPENSATION........................................................13

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS............................................................15

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................16

         ITEM 13. EXHIBITS......................................................................17

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................................17


PART IV

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............................F-1

         SIGNATURES.............................................................................18

         INDEX TO EXHIBITS......................................................................20


                                                i

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

The Company's new focus is to concentrate on developing and licensing or acquiring proprietary products to be marketed primarily to the medical and consumer industry. The objective is to turn the Company into a manufacturer and marketer of disposable medical and consumer products. This goal will be pursued through aggressive product development and the licensing of existing patented and proprietary products or technology. In previous years the Company has been a leading supplier of specialty die-cut polymeric materials. The common ingredient with the past business plan and this new effort to develop and license or acquire proprietary products is that the raw materials from which all products will be produced is "flexible" materials. The core competency is still being utilized; the equipment necessary to produce the proprietary products is the same as has been historically employed by the Company. Since polymers are synthetic chemical structures and are used in a variety of configurations and products, the applications are numerous.

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

MANUFACTURING

AM's corporate headquarters is located in Dallas, Texas and its manufacturing facility is located in Rancho Dominguez, California. This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM. Plans are currently being made to improve the California facility. The Dallas space was previously utilized by a plant that was closed in 2001. Improvements to the Company's California facility are required as the Company focuses more effort on the development of products for medical and consumer products.

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

SUPPLIERS

AMG purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AMG's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2005 and 2004 supplied approximately 42% and 15%, respectively, of AMG's raw materials' requirements. Although the objectives of the Company have been adjusted, it is not anticipated that the supplier base will change significantly. Due to the amendment in the agreement in July 2003, the Company no longer sells directly to Hewlett Packard, but rather receives a percentage of the profit from its joint venture partner.

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

AMG's domestic sales as a percentage of the Company's consolidated sales were approximately 93% and 88% for fiscal years 2005 and 2004, respectively. AMG sells to a number of foreign regions including Asia, South America and the Middle East. Foreign sales, which accounted for approximately 7% and 12% of fiscal 2005 and 2004 sales, respectively, are made both directly and through sales agents who receive commissions. During 2003, AMG restructured its manufacturing agreement in Singapore and shifted certain sales previously included in domestic sales to Singapore. Although this change will not affect profits, it will significantly reduce the Company's foreign sales. See further discussion under the heading "Business Strategy" included herein.

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

It is because of this low barrier to entry, that AMG has made the decision to focus on a long-term effort to secure proprietary and patentable products. Competition is decreased with proprietary products since the barriers to entry increase. Current or future competitors or new market entrants could introduce new or enhanced products with features that render AMG's products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AMG to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry by striving to be the innovative leader. There can be no assurance that AMG will be able to keep pace with the technological and innovative demands of the market place or successfully develop new products demanded by customers.

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

The Company is subject to regulations administered by the United States Environmental Protection Agency, various state agencies, county and local authorities acting in conjunction with federal and state agencies. Among other things, these regulatory bodies impose restrictions to control air, soil and water pollution. The extensive regulatory framework imposes significant complications, burdens and risks on the Company. Governmental authorities have the power to enforce compliance with these regulations and to obtain injunction and/or impose civil and criminal fines or sanctions in the case of violations.

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

EMPLOYEES

As of July 1, 2006 a, the Company had 28 full-time employees. Of the Company's full-time employees, 21 are employed in manufacturing, 3 are in sales, 2perform general and administrative functions and 2 perform other functions. The Company also utilizes the services of contract workers as needed from time to time in its manufacturing operations. As of July 1, 2006, the Company utilized approximately 26 contract workers.

None of the employees of the Company are presently represented by a labor union and the Company's management considers the relationships with its employees to be good.

In addition to the other information in the Annual Report on Form 10-KSB, investors should carefully consider the following factors listed below about us. Certain statements in "Risk Factors" are forward-looking statements. See item 6
- Management's Discussion or Plan of Operations - "Forward-Looking Statements."

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

       Prices of raw materials are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our suppliers of raw materials have increased the price of raw materials several times over the past years. We have been more successful in implementing selling price increases in 2005 than historically.

q)     Costs of shipping due to rising fuel costs

       We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above could cause our financial results, including our net income or growth in net income to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California. The Company pays rent of approximately $24,600 per month under its Rancho Dominguez lease which expires November 2010.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal year 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

       FISCAL 2005           HIGH         LOW
       -----------           ----         ---
       Fourth Quarter        $0.25       $0.12
       Third Quarter         $0.30       $0.15
       Second Quarter        $0.51       $0.15
       First Quarter         $0.62       $0.37

       FISCAL 2004           HIGH         LOW
       -----------           ----         ---
       Fourth Quarter        $0.67       $0.55
       Third Quarter         $0.74       $0.44
       Second Quarter        $0.71       $0.30
       First Quarter         $0.90       $0.28

HOLDERS

There were approximately 2,800 shareholders of record as of July 1, 2006.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of November 30, 2005 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                                                                            NUMBER OF SECURITIES
                                                                                                           REMAINING AVAILABLE FOR
                                                                                                            FUTURE ISSUANCE UNDER
                                            NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE            QUITY COMPENSATION PLANS
                                              ISSUED UPON EXERCISE OF         EXERCISE PRICE OF             (EXCLUDING SECURITIES
             PLAN CATEGORY                      OUTSTANDING OPTIONS          OUTSTANDING OPTIONS           REFLECTED IN COLUMN (a)
----------------------------------------    ----------------------------    ----------------------     -----------------------------
                                                        (a)                          (b)                             (c)
Equity compensation plans approved by
security holders                                      846,000                      $ 0.69                         2,216,000
                                            ----------------------------    ----------------------     -----------------------------
Total                                                 846,000                      $ 0.69                         2,216,000


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

r)     Costs of petroleum based raw materials (i.e. Foam)

s)     Costs of shipping due to rising fuel costs

We do not undertake to update, revise or correct any forward-looking statements. Any of the factors described above could cause our financial results, including our net income or growth in net income to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net income of $157,150 and $714,548 in fiscal years 2005 and 2004, respectively. Net income in 2004 includes a gain on settlement of $974,000 and the reversal of a restructuring reserve of $84,032.

At November 30, 2005, the Company had limited cash resources. In September of 2005, the Company renegotiated the terms of its debt instruments, reducing the line of credit from $3.75 million to $1.5 million and tending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the line of credit and term loan bear interest at Prime plus 1.5% and Prime plus 2.0%, respectively. As a result of the new agreement, the Company was able to cure its debt covenant violations.

Management has implemented a plan to reduce expenses and improve sales. The Company has continued to focus in the last few months on proprietary products and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified public accountants, Catherine Fang, CPA, LLC, indicated in their report on the 2005 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Item 7 of this report. The Company's management believes the Company's most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, and income tax assets and liabilities.

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

RESULTS OF OPERATIONS FOR FISCAL 2005 COMPARED WITH 2004

THE COMPANY'S REVENUE from operations for the fiscal year ended November 30, 2005 was $8,664,474, an increase of 8.9% compared to the fiscal year ended November 30, 2004. Revenues from the Singapore strategic manufacturing venture declined to $586,131 in fiscal 2005 from $729,551 in fiscal 2004. Revenues from U.S. operations increased to $8,078,343 in fiscal 2005 from $7,228,186 in fiscal 2004.

The increase in sales for the U.S. operations are due to additional sales volumes and new customers. The Company continues to focus on the development of proprietary products and the results of these efforts is beginning to increase revenues. The Company continues to face increased competition and to feel the effects of customers moving their manufacturing operations from the United States to Asia. For the shipping cost sensitive foam commodities that the Company has primarily sold in the past, it has been very difficult to be competitive with the local fabricators in Asia. The Company shifted certain manufacturing and sales from its U.S. operations to its Singapore joint venture in late 2003. The Company has shifted its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

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

YEAR             THE COMPANY           FOAMEX
----             -----------          -------
1998                 65                  35
1999                 60                  40
2000                 50                  50
2001                 50                  50
2002                 45                  55
2003                 40                  60
2004 - 2007          35                  65

The president of Foamex Asia is former employee of the Company to whom the Company was paying retirement benefits until March of 2003. The Company was previously involved in litigation with the former employee in regards to these payments.

Revenues and profits as reported relating to the Singapore manufacturing agreement Were $586,131 and $729,551, for each of the two years ended November 30, 2005 and 2004, respectively. Under the amended agreement, only the Company's shares of the profit are reported as revenue.

As previously disclosed in prior reports the Company disagrees with the claims by the IRAS that a tax is due and intends to aggressively contest the matter should the IRAS make a specific claim for a tax. Based upon the foregoing, and the fact that a final resolution of any proposed tax is uncertain and would, in the Company's belief involve unsettled areas of the law, based upon currently available information, the Company is unable to provide an estimate or a range of estimates as to the probable tax liability for this matter. An unfavorable resolution, depending upon the amount of tax claimed by IRAS, could have a material effect on the Company's result of operations or cash flows in the periods in which an adjustment is recorded or the tax is due or paid.

COST OF SALES in fiscal 2005 increased to $6,615,081 from $6,182,346 in fiscal 2004. Cost of sales as a percentage of net sales was 76.3% in fiscal 2005 compared to 77.7% in fiscal 2004. The Company's gross profit percentage was 23.7% in fiscal 2005, compared to 22.3% in fiscal 2004. The increase in gross profit percentage during fiscal 2005 was primarily due to the Company's discontinuing of certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing process. The Company continues to assess ways to reduce its manufacturing and overhead cost.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSE was $1,786,584 in fiscal 2005 compared to $1,562,359 in fiscal 2004. SG&A costs increased in fiscal 2005 compared to fiscal 2004 primarily due to increasing sales and marketing and product development expense. Also, as mentioned legal expense increased due to the dispute with the IRAS over a tax issue. SG&A as a percent of net sales was 20.6% in fiscal 2005 compared to 19.6% in fiscal 2004. The increase in SG&A as a percent of net sales for fiscal 2005 and 2004 is due to increase expense to further the efforts of becoming a proprietary products company and increased sales expense. The Company is currently operating out of a single plant and therefore, does not expect similar expense reductions in the near future.

RESTRUCTURING RESERVE REVERSALS of $84,032 were recorded in fiscal 2004 relating to the plant closures noted above. During 2004, $84,032 in restructuring reserve was reversed due to continued operations in the Dallas area and corporate-office relocated from California to Dallas Texas at the end of June 2004 and approximately $23,000 in lease costs were paid against the reserve. During 2005 the remainder of the reserve was paid and as a result the balance is $0 at November 30, 2005.

INTEREST EXPENSE in fiscal 2005 was $155,934 compared to $192,980 in fiscal 2004. Interest expense was lower in 2005 due to a renegotiated line of credit with the current lender which resulted in lower interest rate. Also, due to aggressive cost monitoring the ability of the Company to borrow less was achieved.

LOSS ON DISPOSAL OF FIXED ASSETS of approximately $108,000 in fiscal 2004, resulted from the Company's assessment of the impairment and resulting write off of certain fixed assets no longer being used by the Company due to changes in its operations.

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

INCOME TAXES were a charge of $0 and $2,400 in fiscal 2005 and 2004, respectively.

NET INCOME FROM OPERATIONS for fiscal 2005 was $157,150 compared to $714,548 for fiscal 2004. Fiscal 2005 results include other income of $155,000 which is comprised of excess equipment sales related to the production of HP products. Fiscal 2004 results included non-recurring restructuring charges (reversals) of ($84,032). Fiscal 2004 included a non-recurring gain on settlement of $974,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $256,391 of cash flows in fiscal 2005 compared to cash provided of $216,572 in fiscal 2004. The cash flows used in fiscal 2005 were primarily as a result of change of $578,547 in changes from operating assets and liabilities and a gain on sale of fixed assets of $155,000, offset by net income of $157,150 and offset by non-cash adjustments.

Accounts receivable increased $277,602 and inventory increased $394,106 as a result of the increased operations of the Company. Accounts payable and accrued liabilities increased $254,235 mainly as a result of the increased operations of the Company.

The Company invested $70,270 and $161,444 in fiscal 2005 and 2004, respectively, in capital equipment. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company had $407,039 of cash and cash equivalents at November 30, 2005. Cash flows provided by financing activities were $523,411 in fiscal 2005 compared to cash used of $80,839 in fiscal 2004. During fiscal 2005, the Company obtained $482,909 from its line-of-credit offset by payment on debt of 279,331. Additionally, the Company had proceeds of $319,833 through the issuance of common stock.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line expires in October 2005. In September of 2005, the Company renegotiated the term of this debt instrument, reducing the line of credit from $3.75 million to $1.5 million. Under the new agreement, the line of credit bears interest at Prime plus 1.5% (9.5% at November 30, 2005). As a result of the new agreement, the Company was able to cure its debt covenant violations. The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financials covenants including the maintenance of debt service and tangible net worth ratios.

At November 30, 2005 there are no additional borrowings available under this line-of-credit.

BUSINESS OUTLOOK

This Business Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company currently has orders from OEMs and believes that its sales will increase in fiscal 2006. The Company expects gross profit and operating profit margins to improve in fiscal 2006. The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. There is an inherent risk that this change in focus may not be successful. Management does not expect significant sales from the new opportunities in the next 6 to 12 months. The Company expects to incur increased product development and selling expenses pertaining to new products.

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

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements listed in the "Index to Financial Statements" are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended November 30, 2005, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures provide reasonable assurance that material information relating to us is made known to management including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2005 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

     MAURICE J. DEWALD, 65, has been a director of the Company since February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG LLC Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG LLC from 1986 to 1991. He currently serves on the Boards of Directors of Mizuho Corporate Bank of California, and Quality Systems, Inc., a publicly-held developer and marketer of healthcare information systems.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and grater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its current and former Chief Executive Officers and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2005 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE
                                                       ANNUAL COMPENSATION
                                                                                                                    LONG-TERM
                                                                                                                  COMPENSATION
                                                                                                OTHER           AWARDS SECURITIES
                                                                                         --------------------- --------------------
                                                                                                ANNUAL          UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION     FISCAL YEAR         SALARY(1)              BONUS             COMPENSATION            GRANTED
----------------------------- --------------- -------------------- --------------------- --------------------- --------------------
Ricardo Brutocao                   2005             $125,000                    --                --                  100,000
  Chief Executive Officer
William G. Mortensen
  President and Chief              2005             $120,000               $16,544                --
  Financial Officer                2004             $ 90,000                    --                --                   50,000
Michael Bowen (2)                  2005             $135,000               $16,544                --                  200,000
  Former Executive Vice President  2004             $120,000                    --            $5,000                       --
Robert E. Delk,                    2005             $125,000
  Former President, Chief          2004             $125,000                    --                --                       --


(1) Mr. Delk's agreement was for him to begin receiving $125,000 annually beginning in August 2004. Mr. Brutocao began receiving a salary of $125,000 in January 2006. Before January 2006 Mr. Brutocao was a director of the company and was employed by the company as a consultant receiving annual compensation in the amount $120,000.

(2) Effective July 7, 2006, Michael Bowen resigned from the Company to pursue other opportunities.

OPTION GRANTS IN 2005

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding the exercise of options by the Named Executive Officers during fiscal 2005 and unexercised stock options held by the Named Executive Officers as of November 30, 2005.
Options held by Mr. Scott, Mr. Lasnier and Mr. Lane terminated upon termination of their employment prior to November 30, 2003.

                                                                                           NUMBER OF SHARES
                                                                UNDERLYING               VALUE OF UNEXERCISED
                                                          UNEXERCISED OPTIONS AT         IN-THE-MONEY OPTIONS
                                                             NOVEMBER 30, 2005          AT NOVEMBER 30, 2005(2)
                                                       ---------------------------   ---------------------------
                           SHARES ACQUIRED    VALUE
          NAME               ON EXERCISE    REALIZED(1)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------  -----------    -----------  -----------   -------------   -----------   -------------
Ricardo Brutacao...........       --            --         100,000        20,000           $400         $1,600
Will Mortensen.............       --            --          50,000        10,000             $0             $0

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                            AMOUNT AND NATURE OF            PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                    BENEFICIAL OWNERSHIP        OUTSTANDING SHARES(2)
----------------------------------------                  -----------------------       ---------------------
Dito Caree LP, Dito Devcar LP, Plus 4 LLC and
  Richard H. Pickup                                            2,575,367(2)                     21.26%
Gregory J. Spagna                                                904,500(3)                      7.46%
Delk Partners Ltd., Robert E. Delk and
  Ann Struckmeyer Delk                                         1,519,218(4)                     12.54%
Timothy R. Busch and the Lenawee Trust                         2,280,180(5)                     18.81%
N. Price Paschall                                                270,000(6)                      2.23%
Maurice J. DeWald                                                 50,000(7)                         *
William G. Mortensen                                              20,000(7)                         *
Michael Bowen                                                     40,000(7)                         *
Ricardo G. Brutocao                                              140,000(8)
All current executive officers and directors
  as a group (7 persons) (1)                                   2,800,180(1)                      23.1%

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

(7) Represents shares underlying options. Mr. Bowen's option will expire 90 days from July 7, 2006 given his resignation from the company.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 22, 2004, each of Mr. Busch and Mr. Delk loaned the Company $150,000 in exchange for the issuance of unsecured promissory notes bearing interest at the rate of 10.0% per annum and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.363 per share. Interest and principal on the notes were due July 21, 2004 but were not paid timely. As a result, the interest rate of the notes increased to the default rate of 12.0% per annum on July 22, 2004, and in October 2004, the Company paid to each of Mr. Busch and Mr. Delk $50,000 of principal plus interest accrued through July 21, 2004 on the entire principal balances of their notes and issued as a penalty to each of Mr. Busch and Mr. Delk an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.363 per share. Each of the warrants issued to Mr. Busch and Mr. Delk expires May 13, 2008. The outstanding balance on the notes was approximately $99,000 at November 30, 2005.

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


ITEM 13. EXHIBITS

(a)(1)   Financial Statements, included in Part II of this report:

         Reports of Independent Registered Public Accounting Firm

         Consolidated Statements of Operations for the years ended November 30, 2005 and 2004

         Consolidated Balance Sheets for the years ended November 30, 2005 and 2004

         Consolidated Statements of Stockholders' Equity (Deficit) for the years ended November 30, 2005 and 2004

         Consolidated Statements of Cash Flows for the years ended November 30, 2005 and 2004

         Notes to Consolidated Financial Statements


(a)(2)   Index to Exhibits:

         See Index to Exhibits included herein.

(b) Index to Exhibits. See Index to Exhibits included herein.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" contained in the Company's 2005 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

                                     PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FEI-FEI CATHERINE FANG, CPA
================================================================================
6300 Stonewood Dr. Ste 308, Plano, TX 75024
                                         TEL: (972) 769-8588 FAX: (972) 769-0788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of
Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the Company) as of November 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2005 and 2004 and the results of their operation and their cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Fei-Fei Catherine Fang, LLP, CPA

Dallas, Texas
July 14, 2006

                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED NOVEMBER 30,                            2005              2004
------------------------                        ------------      ------------

Net sales                                       $  8,664,474      $  7,957,737
Cost of sales (including depreciation of
  $192,978 and $225,295 for the years ended
  November 30, 2005 and 2004, respectively)        6,615,081         6,182,346
                                                ------------      ------------
Gross profit                                       2,049,393         1,775,391
                                                ------------      ------------
Operating expenses:
Selling, general and administrative                1,786,584         1,562,359
Restructuring charges (reversal)                          --           (84,032)
Depreciation and amortization                        127,028           189,016
                                                ------------      ------------
Total operating expenses                           1,913,612         1,667,343
                                                ------------      ------------
Income from operations                               135,781           108,048
                                                ------------      ------------

Other (expense) income:
Interest expense                                    (155,934)         (192,980)
Gain on settlement                                        --           974,000
Gain (Loss) on disposal of fixed assets              155,000          (108,232)
Other, net                                            22,303           (63,888)
                                                ------------      ------------
Total other income, net                               21,369           608,900

Income from operations before income taxes           157,150           716,948
Income tax benefit (expense)                              --            (2,400)

                                                ------------      ------------
Net income                                      $    157,150      $    714,548
                                                ============      ============

                                                ------------      ------------
Net income per share basic and diluted          $       0.01      $       0.07
                                                ------------      ------------
Weighted average common shares outstanding:
Basic                                             11,020,193        10,033,343
Diluted                                           11,097,530        10,575,052


    See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

                                      ADVANCED MATERIALS GROUP, INC.
                                       CONSOLIDATED BALANCE SHEETS


NOVEMBER 30,                                                                     2005             2004
---------------------------------------------------------------------------------------------------------

ASSETS
Cash and cash equivalents                                                    $   407,039      $    55,289
   Accounts receivable                                                         1,470,805        1,193,203
Inventories, net of allowance for obsolescence of $34,900 and $20,217 as
of November 30, 2005 and 2004, respectively                                    1,085,057          690,951
Prepaid expenses and other                                                       218,242          162,776
                                                                             -----------      -----------
Total current assets                                                           3,181,143        2,102,219
Property and equipment, net                                                      519,888          697,901
Other assets                                                                      80,964              668
                                                                             -----------      -----------
Total assets                                                                 $ 3,781,995      $ 2,800,788
                                                                             ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                             $   849,715      $   582,871
Accrued liabilities                                                              233,287          245,896
Restructuring reserve                                                                 --           25,312
Notes payables - related parties                                                  99,418          200,000
Line of credit                                                                 1,168,879          685,970
Term loan - current                                                               90,000           90,000
Current portion of long-term obligations                                          31,886           45,275
                                                                             -----------      -----------
Total current liabilities                                                      2,473,185        1,875,324

Capital lease obligations, net of current portion of $31,886 and $45,275          54,781           18,803
   at November 30, 2005 and 2004, respectively
Term loan - long term portion                                                     35,885          165,500
                                                                             -----------      -----------
Total liabilities                                                              2,563,851        2,059,627
                                                                             -----------      -----------
Commitments and contingencies                                                         --               --
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares               --               --
issued and outstanding
Common stock-$.001 par value; 25,000,000 shares authorized; 12,116,026            12,116           10,516
and 10,516,026 shares issued and outstanding November 30, 2005 and 2004, respectively
Additional paid-in capital                                                     8,355,497        8,037,097
Accumulated deficit                                                           (7,149,469)      (7,306,452)
                                                                             -----------      -----------
Total stockholders' equity                                                     1,218,144          741,161
                                                                             -----------      -----------
Total liabilities and stockholders' equity                                   $ 3,781,995      $ 2,800,788
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





                                               ADVANCED MATERIALS GROUP, INC.
                                   CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                                                  TOTAL
                                                    COMMON STOCK                                               STOCKHOLDERS'
                                            ----------------------------        PAID-IN       ACCUMULATED        EQUITY
                                              SHARES           AMOUNT           CAPITAL         DEFICIT         (DEFICIT)
                                            -----------      -----------      -----------     -----------      -----------

Balances, November 30, 2003                   8,671,272      $     9,000      $ 7,124,000     $(8,021,000)     $  (888,000)

Exercise of common stock options                 30,000               30            6,970                            7,000
Sale of common stock                          1,814,754            1,486          747,127                          748,613
Non-cash compensation                                                              80,000                           80,000
Warrants issued in connection with debt                                            79,000                           79,000
Net income                                                                                        714,548          714,548
                                            -----------      -----------      -----------     -----------      -----------

Balances, November 30, 2004                  10,516,026           10,516        8,037,097      (7,306,452)         741,161

Sale of common stock                          1,600,000            1,600          318,400                          320,000
Prior period adjustment                                                                              (167)            (167)
Net income                                                                                        157,150          157,150
                                            -----------      -----------      -----------     -----------      -----------

Balances, November 30, 2005                  12,116,026      $    12,116      $ 8,355,497     $(7,149,469)     $ 1,218,144
                                            ===========      ===========      ===========     ===========      ===========


                     See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.





                             ADVANCED MATERIALS GROUP, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED NOVEMBER 30,                                     2005              2004
----------------------------------------------------    -------------      -------------

Cash flows from operating activities:
Net income                                              $     157,150      $     714,548
Adjustments to reconcile net income to net cash
  provided by (used) in operating activities:
Depreciation and amortization                                 320,006            414,311
Provision for obsolete inventory                                   --             22,000
Restructuring reserve adjustment                                   --            (84,032)
Non-cash compensation                                              --             80,000
Gain on settlement                                                 --           (974,000)
Loss (Gain) on disposal of fixed assets                      (155,000)           108,232
Issuance of warrants                                               --             79,000
Changes in operating assets and liabilities:
Accounts receivable                                          (277,602)           125,797
Inventories                                                  (394,106)           226,049
Prepaid expenses and other                                    (55,466)            (1,776)
Other assets                                                  (80,296)            47,332
Restructuring reserve                                         (25,312)           (22,656)
Accounts payable and other accrued liabilities                254,235           (518,233)
                                                        -------------      -------------

Net cash provided by (used in) operating activities          (256,391)           216,572
                                                        -------------      -------------

Cash flows from investing activities:
Purchases of property and equipment                           (70,270)          (161,444)
Proceeds from sale of equipment                               155,000                 --
                                                        -------------      -------------

Net cash provided by (used in) investing activities            84,730           (161,444)
                                                        -------------      -------------

Cash flows from financing activities:
Borrowings under line of credit, net                          482,909             76,970
Proceeds from issuance of debt                                     --            248,000
Payments on debt obligations                                 (279,331)          (911,422)
Proceeds from exercise of stock option                             --              6,609
Proceeds from sales of common stock                           319,833            749,004
Payments on deferred compensation                                  --           (250,000)
                                                        -------------      -------------

Net cash provided by (used in) financing activities           523,411            (80,839)
                                                        -------------      -------------

Net change in cash and cash equivalents                       351,750            (25,711)


Cash and cash equivalents, beginning of year                   55,289             81,000
                                                        -------------      -------------

Cash and cash equivalents, end of year                  $     407,039      $      55,289
                                                        =============      =============



Supplemental disclosures of cash flow information:

Cash paid during the year for:
Interest                                                $     155,933      $      95,047
                                                        -------------      -------------

Income taxes                                            $          --      $          --
                                                        -------------      -------------

Fixed assets acquired under capital leases                     71,723                 --


   See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.


                                          F-5

                         ADVANCED MATERIALS GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

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

Basis of Presentation and Liquidity Matters
-------------------------------------------

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net income of $157,150 and $714,548, in fiscal years 2005 and 2004, respectively. Management has implemented a plan to reduce expenses and improve sales. The Company has altered its focus and will now be concentrating on securing proprietary products primarily for the medical and consumer industry. The objective is to create advanced designs, using current materials. These products will be pursued through aggressive product development and the licensing of existing patented products or technology. These new products are expected to have higher profit margins and be less subject to competition. There can be no assurances that the Company will be successful in completing these critical tasks. If the Company is unable to successfully complete these critical tasks, it may be forced to significantly reduce, restructure or cease its operations and/or liquidate inventory at amounts below current carrying value to generate the necessary working capital to fund its operations, and if necessary, seek other remedies available to the Company including protection under the bankruptcy laws. As a result of these and other factors, the Company's independent certified registered public accounting firm, Fei-Fei Catherine Fang, LLP, indicated in their report on the 2005 consolidated financial statements, that there is substantial doubt about the Company's ability to continue as a going concern.

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

Fair Value of Financial Instruments
-----------------------------------

The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2005 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2005 as these instruments bear market rates of interest.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $320,000 and $414,000, for the years ended November 30, 2005, and 2004 respectively, of which $193,000 and $225,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

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

During the second quarter of fiscal 2004, the Company recorded a loss on disposal of fixed assets of $108,232 as a result of the Company's assessment of the impairment of certain fixed assets no longer being used by the Company due to its change in operations.

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

Concentrations of Credit Risk
-----------------------------

CASH AND CASH EQUIVALENTS

At November 30, 2005, the Company maintained cash balances at certain financial institutions in excess of federally insured limits. At November 30, 2005, the Company had approximately $346,000 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

CUSTOMERS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. Based on the Company's evaluation of its accounts receivable it has determined a reserve is not necessary at November 30, 2005 and 2004.

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

SUPPLIERS

Foamex International, Inc. ("Foamex") accounted for 42% and 15% of consolidated purchases for the years ended November 30, 2005 and 2004, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business. If another supplier's products were to be substituted by our customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex.

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

YEAR                 THE COMPANY             FOAMEX
----                 -----------             ------
1998                     65                    35
1999                     60                    40
2000                     50                    50
2001                     50                    50
2002                     45                    55
2003                     40                    60
2004 - 2007              35                    65

The president of Foamex Asia is former employee of the Company to whom the Company was paying retirement benefits until March of 2003. The Company was previously involved in litigation with the former employee in regards to these payments (see note 8).

Revenues and profits as reported relating to the Singapore manufacturing agreement were $586,131 and $729,551, for each of the two years ended November 30, 2005 and 2004, respectively. Under the amended agreement, only the Company's shares of the profit are reported as revenue.

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

Stock-based Compensation
------------------------

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

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of zero percent for all years; expected volatility of 106 percent and 86 percent in 2005 and 2004; risk-free interest rates of 4.18 percent and 4.77 percent in 2005 and 2004 and expected lives of 7.0 years and 5.7 years in 2005 and 2004.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123,"Accounting for Stock-Based Compensation", to stock-based employee compensation.

YEARS ENDED NOVEMBER 30:                                          2005              2004
----------------------------------------------------------    -------------     -------------
Net income available to common shareholders                   $     157,150     $     714,548

Plus:  Stock-based employee compensation expense included
       in reported net loss                                              --                --
Less:  Total stock-based employee compensation reversals
       (expense) determined using fair value based method           101,395          (128,410)
                                                              -------------     -------------

Pro forma net income available to common shareholders         $     258,545     $     586,138
                                                              -------------     -------------

Net income per common share, as reported
Basic and diluted                                             $        0.01     $        0.07
                                                              -------------     -------------

Net income per common share, pro forma
Basic and diluted                                             $        0.02     $        0.06
                                                              -------------     -------------

Earnings per Share
------------------

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted average shares outstanding for the years ended November 30, 2005 and 2004 relates to dilutive stock options and warrants.

There were 1,016,000 and 1,176,000 potentially dilutive options and warrants outstanding at November 30, 2005, and 2004, respectively, that were not included in the computation of the net income per share because they would be anti-dilutive.

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

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 requires that the allocation of fixed production overhead costs be based on the normal capacity of the production facilities and unallocated overhead costs recognized as an expense in the period incurred. In addition, other items such as abnormal freight, handling costs and wasted materials require treatment as current period charges rather than a portion of the inventory cost. SFAS 151 is effective for inventory costs incurred during periods beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on our consolidated results of operations or financial condition.

NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:

                                                       2005             2004
                                                   -----------      -----------

Raw materials                                      $   479,206      $   348,738
Work-in-progress                                       150,763           45,276
Finished goods                                         489,988          317,154
                                                   -----------      -----------

                                                     1,119,957          711,168
Less allowance for obsolete inventory                  (34,900)         (20,217)
                                                   -----------      -----------

                                                   $ 1,085,057      $   690,951
                                                   ===========      ===========


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

                                                       2005             2004
                                                   -----------      -----------
Machinery and equipment                            $ 2,308,362      $ 2,527,447
Furniture and fixtures                               1,425,503        1,257,995
Transportation equipment                                76,540           76,540
Leasehold improvements                                 470,223          470,223
Construction in progress                                 9,450           69,899
                                                   -----------      -----------
                                                     4,290,078        4,402,104
Less accumulated depreciation                       (3,770,190)      (3,704,203)
                                                   -----------      -----------
                                                   $   519,888      $   697,901
                                                   ===========      ===========

The assets held under capital leases have been included in property and equipment and total $519,888 and $697,901 with accumulated depreciation of $351,401 and $414,311 for the years ended November 30, 2005 and 2004, respectively.


NOTE 4 - LINE OF CREDIT

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $3,750,000, as defined. The line expired in October 2005. In September of 2005, the Company renegotiated the term of this debt instrument, reducing the line of credit from $3.75 million to $1.5 million under the new agreement, the line of credit bears interest at Prime plus 1.5% (9.5% at November 30, 2005. As a result of the new agreement, the Company was able to cure its debt covenant violations. The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios. At November 30, 2005 there are no additional borrowings available under this line-of-credit.


NOTE 5 - TERM LOAN

In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $125,885 as of November 30, 2005 and amortizes straight line over 60 months with a balloon payment due in October 2005. It bears interest at prime plus 2.0% (9.0% at November 30, 2005) and is secured by substantially all of the assets of the Company. The loan is payable to the same lender as the Company's line of credit.

In September of 2005, the Company renegotiated the terms of this debt instrument, extending the term of the term loan through October 1, 2006 with monthly principal payments of $7,500 and the remainder due on October 1, 2006. Under the new agreement, the term loan bears interest at Prime plus 2.0%. As a result of the new agreement, the Company was able to cure its debt violations.

NOTE 6 - RESTRUCTURING CHARGES

In May 2001, the Company announced the closure of its manufacturing facility in Dallas, Texas and its distribution centers in Portland, Oregon and Parker, Colorado. The closure of the two distribution centers was completed during the third quarter and the closure of the Texas facility was completed by the end of the fourth quarter of fiscal 2001. The Company closed these facilities in order to consolidate its U.S. operations into its plant in Rancho Dominguez, California and reduce overhead costs in response to its lower domestic sales. During 2004, $84,032 in restructuring reserve was reversed due to continued operations in Dallas which included the relocation of the corporate office from California t Dallas Texas at the end of June 2004. Additionally, approximately $25,000 and $23,000 in lease costs were paid against the reserve, during 2005 and 2004, respectively.

The following table summarizes the changes in the restructuring reserve during the fiscal years ended November 30, 2005 and 2004:

                                                        2005             2004
                                                     ---------        ---------

Beginning Balance, November 30, 2004                 $  25,312        $ 132,000
Less:  change in estimate                                   --          (84,032)
Less:  cash paid                                       (25,312)         (22,656)
                                                     ---------        ---------
Balance, November 30, 2005                           $      --        $  25,312
                                                     =========        =========


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

Leases
------

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California at approximately $24,600 per month through November 2010.

Effective November 1, 2005 the Company rented office space in Dallas for its corporate Headquarters. The Company pays approximately $5,200 per month and the lease expires in October 2010.

Approximate future minimum operating and capital lease obligations at November 30, 2005, are as follows:

                                                     OPERATING        CAPITAL
                                                       LEASES         LEASES
                                                    -----------     -----------
2006                                                    363,000          45,000
2007                                                    361,000          42,000
2008                                                    359,000          12,000
2009                                                    359,000           1,000
2010 Thereafter                                         354,000
                                                    -----------     -----------
Total minimum lease obligations                     $ 1,796,000         100,000
                                                    -----------     -----------
Less amounts representing interest                                      (13,000)

Present value of capital lease payments                                  87,000
Current portion                                                         (32,000)
                                                                    -----------
Long-term portion                                                   $    55,000
                                                                    ===========

Lease expense (not including the lease expense for the Texas facility, as it was recorded as a reduction in the restructuring reserve) for the years ended November 30, 2005, and 2004 was $56,723 and 106,938, respectively.

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2005, and 2004.


Contingencies
-------------

On or about December 14, 2004, the Company received a letter from the Inland Revenue Authority of Singapore ("IRAS") stating that the IRAS believed that through its relationship with Foamtec (Singapore) Pte Ltd. ("Foamtec") the Company had a permanent establishment in Singapore and, thus its share of profits from its arrangement with Foamtec in Singapore was "liable to tax in Singapore." The IRAS has not provided specific information regarding, nor can the Company make any specific judgments or determinations as to, a variety of matters relating to, among other things, the type of tax which the IRAS is claiming (income tax and/or royalty/withholding tax), the amount, if any, of credits, exemptions and/or deductions which would be appropriate with respect to any such tax calculation, the method by which any tax would be calculated, he amount of any tax and whether would be due from the Company or Foamtec. Without specific information from IRAS relative to, among whether a tax is due, and if so, the amount of such tax. Moreover, without any specific information from IRAS regarding the nature of the IRAS allegations and the answers to, among other things, the issues referred to above, the Company is not in a position to determine whether a tax is due and what period, if any, the tax would relate to.

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


Employment Contracts
--------------------

In fiscal 2004, compensation expense of $80,000 pertaining to the employment agreement was recorded as an adjustment to be paid in capital and non-cash compensation was recognized. The employment agreement with Mr. Delk provides for a base salary of at least $125,000 per year beginning in August 2004. Effective as of August 1, 2004, the Company began booking an accrued payroll liability for the $125,000 annual salary. The Company subsequently paid this liability to Mr. Delk.

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


NOTE 8 - RELATED PARTY DEBT

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes were payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The Company is continuing to pay down these notes and as a result of the default they are included in current liabilities in the accompanying consolidated balance sheet.

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


NOTE 9 - STOCKHOLDERS' EQUITY

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

In January 2006, the Company entered into an at-will employment arrangement with Ricardo G. Brutocao to fill the Company's open Chief Executive Officer Position. Mr. Brutocao has an unwritten agreement to be compensated by the Company at the rate of $125,000. In November 2005, Mr. Brutocao was elected to the Company's board of directors. Prior to that Mr. Brutocao had been providing consulting services to the Company and as a result was granted 100,000 options at $.20 per share of which 20% vested immediately and the remaining vest ratably over a four year period. Vesting is contingent on continued service to the Company.

The following table summarizes options granted and outstanding:

                                                                            WEIGHTED
                                                                            AVERAGE
                                                           NUMBER OF        EXERCISE
                                                             SHARES          PRICE
                                                           ----------      ---------

Outstanding, November 30, 2003 (567,980 exercisable
  at a weighted average price of $1.02)                     2,333,500      $   1.03
Granted (weighted average fair value of $0.30)                190,000          0.40
Canceled/Expired                                             (137,500)         0.82
Exercised                                                     (30,000)         0.22
                                                           ----------      ---------
Outstanding, November 30, 2004 (1,182,000 exercisable
  at a weighted average price of $0.82)                     2,356,000      $   1.01

Granted (weighted average fair value of $0.17)                300,000          0.20
Canceled/Expired                                           (1,810,000)         1.03
                                                           ----------      ---------

Outstanding, November 30, 2005 (466,000 exercisable
  at a weighted average price of $1.04)                       846,000      $   0.69
                                                           ----------      ---------


The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2005.

                                                                                       WEIGHTED AVERAGE
     EXERCISE                                                                          CONTRACTUAL LIFE
      PRICE                         OUTSTANDING                  EXERCISABLE              REMAINING
--------------------          ----------------------        ----------------------     -----------------
                                               NUMBER OF OPTIONS

  $ 0.17 - 0.53                       570,000                       170,000                 6.8 years
    1.00 - 1.50                       231,000                       231,000                       1.2
    1.75 - 3.69                        45,000                        45,000                       2.2
                               ----------------------       ----------------------

                                      846,000                       446,000
                               ----------------------       ----------------------


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

NOTE 10 - INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

                                                     YEARS ENDED NOVEMBER 30:
                                                  -----------------------------
                                                     2005               2004
                                                  ----------         ----------

Current:
Federal                                           $       --         $       --
State                                                  2,400              2,400
                                                  ----------         ----------

                                                       2,400              2,400

Deferred:
Federal                                                   --                 --
State                                                     --                 --
                                                  ----------         ----------

Total income tax provision                        $    2,400         $    2,400
                                                  ==========         ==========

The components of deferred tax assets and liabilities at November 30 are as follows:

                                                        2005            2004
                                                    -----------     -----------

Deferred tax assets:
Tax (under) over book depreciation                  $    56,000     $   (96,000)
Accounts receivable                                      12,000              --
Inventory                                                31,000          22,000
Accrued expenses                                         21,000          29,000
Federal net operating loss carryforwards              2,214,000       1,117,000
State net operating loss carryforwards                  124,000         123,000
Goodwill and other intangible assets                    329,000         480,000
Restructuring reserve                                    10,000          10,000
                                                    -----------     -----------
Total deferred tax assets                             2,797,000       2,339,000
Less valuation allowance for deferred tax assets     (2,797,000)     (2,339,000)
                                                    -----------     -----------

Net deferred tax assets                             $        --     $        --
                                                    ===========     ===========

At November 30, 2005 and 2004, the Company had a valuation allowance of $2,797,000 and $2,339,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2005, the Company has net tax operating loss carryforwards of approximately $7,859,753 available to offset future Federal tax liabilities. The carryforwards expire through 2024. As of November 30, 2005, the Company has net operating tax loss carryforwards of approximately $2,009,800 available to offset future state income tax liabilities, which expire through 2014.

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

                                                      YEARS ENDED NOVEMBER 30:
                                                     --------------------------
                                                        2005             2004
                                                     ---------        ---------

Income tax (benefit) at
  statutory rates                                    $  53,431        $ 242,946
Permanent timing differences
  and other items                                     (386,757)              --
Change in federal valuation
  allowance and other permanent items                  333,326         (242,946)
State and Local income taxes,
  net of federal income tax                              2,400            2,400
                                                     ---------        ---------
Total                                                $   2,400        $   2,400
                                                     =========        =========


NOTE 11 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The Company may contribute an amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $0 and $0 for the years ended November 30, 2005 and 2004, respectively.

NOTE 14 - FASB 131 SEGMENT REPORTING

The Company's foreign operations consist of a sales joint venture located in Singapore, which began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2005, and 2004:

                     AMG-US           AMI-US           AMI-
                   OPERATIONS       OPERATIONS       SINGAPORE      CONSOLIDATED
                  ------------     ------------     ------------    ------------

NET SALES
2005              $         --     $ 8,078,343      $   586,131     $ 8,664,474
2004              $         --     $ 7,228,186      $   729,551     $ 7,957,737

SEGMENT INCOME BEFORE CORPORATE ALLOCATION
2005              $         --     $  (428,981)     $   586,131     $   157,150
2004              $         --     $   (15,003)     $   729,551     $   714,548


                     AMG-US           AMI-US           AMI-
                   OPERATIONS       OPERATIONS       SINGAPORE      CONSOLIDATED
                  ------------     ------------     ------------    ------------

CORPORATE ALLOCATION (1)
2005              $         --     $    62,468      $   (62,468)    $        --
2004              $         --     $   114,899      $  (114,899)    $        --

NET INCOME (LOSS)
2005              $         --     $  (366,513)     $   523,663     $   157,150
2004              $         --     $    99,896      $   614,652     $   714,548

DEPRECIATION AND AMORTIZATION
2005              $         --     $  (320,006)     $        --     $  (320,006)
2004              $         --     $  (404,311)     $   (10,000)    $  (414,311)

INCOME TAXES
2005              $         --     $        --      $        --     $        --
2004              $         --     $    (2,400)     $        --     $    (2,400)

TOTAL ASSETS
2005              $         --     $ 3,781,995      $        --     $ 3,781,995
2004              $         --     $ 2,800,788      $        --     $ 2,800,788

(1) Corporate allocation represents amounts allocated for general corporate expenses including costs for management, professional services, insurance and interest.

NOTE 12-SUBSEQUENT EVENTS

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

                                           ADVANCED MATERIALS GROUP, INC.
Dated: July 18, 2006
                                           By: /s/  RICARDO G. BRUTOCAO
                                               ------------------------
                                           Ricardo G. Brutocao
                                           Chief Executive Officer



                                           By: /s/ WILLIAM G. MORTENSEN
                                               ------------------------
                                           William G. Mortensen
                                           President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  RICARDO G. BRUTOCAO                    Chief Executive Officer and Director                 July 18, 2006
--------------------------
Ricardo G. Brutocao

/s/  WILLIAM G. MORTENSEN                   President and Chief Financial Officer                July 18, 2006
--------------------------
William G. Mortensen

/s/  TIMOTHY R. BUSCH                       Chairman and Director                                July 18, 2006
--------------------------
Timothy R. Busch

/s/ MAURICE J. DEWALD                       Director                                             July 18, 2006
--------------------------
Maurice J. DeWald

/s/  N. PRICE PASCHALL                      Director                                             July 18, 2006
--------------------------
N. Price Paschall

/s/ JOHN SAWYER                             Director                                             July 18, 2006
--------------------------
John Sawyer


                                                         19

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