Form 10QSB
period 2006-02-28
ADVANCED MATERIALS GROUP INC
filed 2006-08-22
CIK 806514

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,116,026 shares outstanding as of June 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                         ADVANCED MATERIALS GROUP, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.    Financial Statements:
-------    ---------------------

           Consolidated Statements of Operations (unaudited) for the three
           ----------------------------------------------------------------
           months ended February 28, 2006 and 2005                             3
           ---------------------------------------

           Consolidated Balance Sheets at February 28, 2006 (unaudited) and
           ----------------------------------------------------------------
           November 30, 2005                                                   4
           -----------------

           Consolidated Statements of Cash Flows (unaudited) for the three
           ----------------------------------------------------------------
           months ended February 28, 2006 and 2005                             5
           ---------------------------------------

           Notes to Consolidated Financial Statements (unaudited)              6
           ------------------------------------------------------

ITEM 2.    Management's Discussion and Analysis or Plan of Operation           7
-------    ---------------------------------------------------------

ITEM 3.    Controls and Procedures                                             9
-------    -----------------------



PART II. OTHER INFORMATION
--------------------------

ITEM 1.    Legal Proceedings                                                  10
-------    -----------------

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds        10
-------    -----------------------------------------------------------

ITEM 3.    Defaults Upon Senior Securities                                    10
-------    -------------------------------

ITEM 4.    Submission of Matters to a Vote of Security Holders                10
-------    ---------------------------------------------------

ITEM 5.    Other Information                                                  10
-------    -----------------

ITEM 6.    Exhibits                                                           10
-------    --------

Signatures                                                                    11
----------

Certifications

                                        2

--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                         ADVANCED MATERIALS GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                  ----------------------------------------
                                                  FEBRUARY 28, 2006      FEBRUARY 28, 2005
                                                  -----------------      -----------------
Net sales                                         $       2,375,337      $       1,967,066
Cost of sales                                             1,700,786              1,620,452
                                                  -----------------      -----------------
Gross profit                                                674,551                346,614
                                                  -----------------      -----------------

Operating expenses:
   Selling, general and administrative                      464,727                476,297
   Depreciation and amortization                             26,769                 50,144
                                                  -----------------      -----------------
Total operating expenses                                    491,496                526,441
                                                  -----------------      -----------------
Income (loss) from operations                               183,055               (179,827)

Other income (expense):
   Interest expense                                         (41,884)               (34,021)
   Other, net                                                11,522                  4,373
                                                  -----------------      -----------------
      Total other income (expense), net                     (30,362)               (29,648)
                                                  -----------------      -----------------

Net income (loss)                                 $         152,693      $        (209,475)
                                                  =================      =================

Basic and diluted net income (loss) per share     $            0.01      $           (0.02)
                                                  =================      =================

Weighted average common shares outstanding:
       Basic                                             12,116,026             10,516,026
       Diluted                                           12,140,783             10,516,026

           See accompanying notes to consolidated financial statements





                                                  ADVANCED MATERIALS GROUP, INC.
                                                   CONSOLIDATED BALANCE SHEETS


                                                                                            FEBRUARY 28,          NOVEMBER 30,
                                                                                          2006 (UNAUDITED)           2005
                                                                                          ----------------      ----------------

                                                   ASSETS
Current assets:

   Cash and cash equivalents                                                              $        449,125      $        407,039
   Accounts receivable                                                                           1,233,904             1,470,805
   Inventories, net                                                                                995,396             1,085,057
   Prepaid expenses and other                                                                      153,345               218,242
                                                                                          ----------------      ----------------
      Total current assets                                                                       2,831,770             3,181,143

Property and equipment, net                                                                        477,768               519,888
Other assets                                                                                        78,862                80,964
                                                                                          ----------------      ----------------
      Total assets                                                                        $      3,388,400      $      3,781,995
                                                                                          ================      ================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $        382,204      $        849,715
   Accrued liabilities                                                                             124,827               233,287
   Notes payable - related parties                                                                  86,519                99,418
   Line of credit                                                                                1,253,869             1,168,879
   Current portion of term loan                                                                     90,000                90,000
   Current portion of capital lease obligations                                                     18,386                31,886
                                                                                          ----------------      ----------------
      Total current liabilities                                                                  1,955,805             2,473,185

   Capital lease obligations, net of current portion                                                51,758                54,781
   Term loan, net of current portion                                                                10,000                35,885
                                                                                          ----------------      ----------------
      Total liabilities                                                                          2,017,563             2,563,851
                                                                                          ----------------      ----------------

Commitments and contingencies                                                                           --                    --

Stockholders' equity:
   Preferred stock-$.001 par value; 5,000,000 shares authorized;
      no shares issued and outstanding                                                                  --                    --
   Common stock-$.001 par value; 25,000,000 shares authorized; 12,116,026 shares
      issued and outstanding at February 28, 2006 and November 30, 2005                             12,116                12,116
   Additional paid-in capital                                                                    8,355,497             8,355,497
   Accumulated deficit                                                                          (6,996,776)           (7,149,469)
                                                                                          ----------------      ----------------
      Total stockholders' equity                                                                 1,370,837             1,218,144
                                                                                          ----------------      ----------------
   Total liabilities and stockholders' equity                                             $      3,388,400      $      3,781,995
                                                                                          ================      ================


                                   See accompanying notes to consolidated financial statements



                                                ADVANCED MATERIALS GROUP, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)


                                                                                                THREE MONTHS ENDED
                                                                                    ----------------------------------------
                                                                                    FEBRUARY 28, 2006      FEBRUARY 28, 2005
                                                                                    -----------------      -----------------
Cash flows from operating activities:
   Net income (loss)                                                                $         152,693      $        (209,475)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
      Depreciation and amortization                                                            62,814                111,365
         Changes in operating assets and liabilities:
         Accounts receivable                                                                  236,901                164,852
         Inventories                                                                           89,661                (95,729)
         Prepaid expenses and other                                                            66,999                (23,675)
         Accounts payable and accrued liabilities                                            (575,971)               191,168
         Restructuring reserve                                                                     --                 (6,328)
                                                                                    -----------------      -----------------
   Net cash provided by (used in) operating activities                                         33,097                132,178
                                                                                    -----------------      -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                                        (20,694)                (4,129)
                                                                                    -----------------      -----------------
   Net cash used in investing activities                                                      (20,694)                (4,129)
                                                                                    -----------------      -----------------

Cash flows from financing activities:
   Net borrowings under line of credit                                                         84,990                  1,742
   Repayments under term loan                                                                 (25,885)               (22,500)
   Repayments of other long-term obligations                                                  (29,422)                (8,591)
                                                                                    -----------------      -----------------
   Net cash provided by (used in) financing activities                                         29,683                (29,349)
                                                                                    -----------------      -----------------
   Net change in cash and cash equivalents                                                     42,086                 98,700

Cash and cash equivalents, beginning of period                                                407,039                 55,289
                                                                                    -----------------      -----------------
Cash and cash equivalents, end of period                                                      449,125      $         153,989
                                                                                    =================      =================

Supplemental disclosures of cash flow information
   Cash paid during the period for:
      Interest                                                                      $          41,884      $          34,020
                                                                                    =================      =================
      Income taxes                                                                  $              --      $              --
                                                                                    =================      =================

                                 See accompanying notes to consolidated financial statements


                                                              5

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

         The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 28, 2006 and the results of operations and cash flows for the interim periods ended February 28, 2006 and February 28, 2005. However, these results are not necessarily indicative of results for any other interim period or for the year. It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005.

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


2)       EARNINGS (LOSS) PER SHARE

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended February 28, 2006 and February 28, 2005, as their effect would be antidilutive.

         There were 686,000 and 2,556,000 potentially dilutive options and warrants outstanding at February 28, 2006 and February 28, 2005, respectively, that were not included in the computation of the net income (loss) per share because they would be anti-dilutive.

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

                                                                                  THREE MONTHS ENDED
                                                                       ----------------------------------------
                                                                       FEBRUARY 28, 2006      FEBRUARY 28, 2005
                                                                       -----------------      -----------------
Net income (loss) available to common shareholders                     $         152,693      $        (209,475)
Plus: Stock-based employee compensation expense included in
   reported net income (loss)                                                         --                     --
Less: Total stock-based employee compensation determined using
   fair value based method                                                        (4,750)                (9,378)
                                                                       -----------------      -----------------
Pro forma net income (loss) available to common stockholders           $         147,943      $        (218,853)
                                                                       =================      =================

Net income (loss) per common share - basic and diluted - as
   reported                                                            $            0.01      $           (0.02)
                                                                       =================      =================

Net income (loss) per common share - basic and diluted - pro forma     $            0.01      $           (0.02)
                                                                       =================      =================

4)       INVENTORIES

         Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

                                                  FEBRUARY 28, 2006       NOVEMBER 30, 2005
                                                  -----------------       -----------------
                                                    (UNAUDITED)

   Raw Materials                                  $         441,202       $         479,206
   Work-in-process                                           75,272                 150,763
   Finished Goods                                           513,822                 489,988
                                                  -----------------       -----------------

Less allowance for obsolete inventories                     (34,900)                (34,900)
                                                  -----------------       -----------------
                                                  $         995,396       $       1,085,057
                                                  =================       =================


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-KSB for the year ended November 30, 2005 and in "Factors That Could Affect Future Results" below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Advanced Materials Group, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

As of February 28, 2006, we had working capital of $875,965 compared to working capital of $707,958 at November 30, 2005. The change is primarily related our reduction of outstanding accounts payable and accrued liabilities by $467,511 and $108,460, respectively, over the three month period. The decrease in accounts payable and accrued liabilities is offset by additional borrowings under our line of credit of $84,990. Current assets have decreased $349,373 during the three month period ended February 28, 2006 primarily as a result of decreases in accounts receivable and inventories, offset by an increase in cash.

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 2006 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2005

Net sales for the quarter ended February 28, 2006 were $2,375,337 versus $1,967,066 for the same period of fiscal 2005, an increase of $408,271 or 21%. Revenues from the Singapore strategic manufacturing venture increased to $160,968 in the three-month period ended February 28, 2006 from $109,814 in the comparable period in 2005. Revenues from U.S. operations increased to $2,214,369 in the first quarter of 2006 from $1,857,252 in 2005.

The increase in sales for U.S. operations is due to both increased sales prices and higher sales volumes. The Company is shifting its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

Cost of sales for the quarters ended February 28, 2006 and February 28, 2005 were $1,700,786 and $1,620,452, respectively. The Company's gross profit percentage was 28% in the 2006 period, compared to 18% in the 2005 period. The Company continues to negotiate supply contracts with our suppliers to guard against changing market conditions which would increase costs. The Company also continues to buy in bulk quantities to achieve lower costs.

Selling, general and administrative expenses for the first quarter of fiscal 2006 and 2005 were $464,727 and $476,297, respectively, a decrease of $11,570 or 2%.

Interest expense for the first quarter of fiscal 2006 and 2005 was $41,884 and $34,021, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income for the first quarter of fiscal 2006 was $152,693, compared to a net loss of $209,475 for the first quarter of fiscal 2005. Basic and diluted net income per share for the first quarter of fiscal 2006 was $0.01 per share, compared to a net loss of $.02 per share for the first quarter of fiscal 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $449,125 at February 28, 2006, compared with $407,039 at November 30, 2005. Operating activities provided $33,097 of cash during the first quarter of fiscal 2006, compared with $132,178 in the corresponding period of fiscal 2005. The cash provided by operating activities in the first quarter of 2006 resulted primarily from a decrease in accounts receivable, inventories and prepaid expenses and other, offset by a decrease in accounts payable and accrued liabilities of $236,901, $89,661, $66,999 and $575,971, respectively.

Capital expenditures were $20,694 for the three months ended February 28, 2006, compared to $4,129 for the corresponding period in fiscal 2005. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the three-months ended February 28, 2006 resulted in cash provided in financing activities of $9,683 compared to cash used of $29,349 in the same period of 2005.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - The Company continues to improve the balance sheet through the realization of positive earnings quarter over quarter. This has allowed the Company to seek out conventional bank financing other than the current asset based credit facility in place. The Company is working towards moving to conventional bank line of credit by the fourth quarter of 2006.

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

EARTHQUAKE - The AM manufacturing division in California is located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President/Chief Financial Officer (the Company's principal executive officer and principal financial officer), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended February 28, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of February 28, 2006 to provide reasonable assurance that material information relating to the Company is made known to the CEO and CFO.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended February 28, 2006 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

(a)          Exhibits.

EXHIBIT NO.                      DESCRIPTION
-----------   ------------------------------------------------------------------

31.1 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 22, 2006              ADVANCED MATERIALS GROUP, INC.


                                     By: /s/ William G. Mortensen
                                         -------------------------------------
                                         William G. Mortensen
                                         President and Chief Financial Officer