Form 10QSB
period 2006-09-05
Advanced Materials Group, Inc.
filed 2006-09-05
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,116,026 shares outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐      No☑

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net sales	$2,526,034	$2,056,863	$4,901,371	$4,023,929
Cost of sales	1,806,347	1,615,073	3,507,133	3,235,525
Gross profit	719,687	441,790	1,394,238	788,404

Operating expenses:
Selling, general and administrative	456,950	439,069	921,676	915,366
Depreciation and amortization	20,296	50,298	47,065	100,442
Total operating expenses	477,246	489,367	968,741	1,015,808

Income (loss) from operations	242,441	(47,577)	425,497	(227,404)
Other income (expense):
Interest expense	(37,068)	(39,468)	(78,952)	(73,489)
Other, net	(339)	34,303	11,183	38,676
Total other expenses, net	(37,407)	(5,165)	(67,769)	(34,813)

Net income (loss)	$205,034	$(52,742)	$357,728	$(262,217)

Basic and diluted earnings (loss) per common share	$0.02	$(0.01)	$0.03	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	12,116,026	10,516,026	12,116,026	10,516,026
Diluted	12,151,626	10,516,026	12,146,217	10,516,026

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2006 (unaudited)	November 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$362,919	$407,039
Accounts receivable, net	1,235,721	1,470,805
Inventories, net	1,025,596	1,085,057
Prepaid expenses and other	38,274	218,242
Total current assets	2,662,510	3,181,143

Property and equipment, net	437,794	519,888
Other assets	78,862	80,964
Total assets	$3,179,166	$3,781,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$412,679	$849,715
Accrued liabilities	66,811	233,287
Notes payable - related parties	73,294	99,418
Line of credit	918,229	1,168,879
Current portion of term loan	77,500	90,000
Current portion of capital lease obligations	7,964	31,886
Total current liabilities	1,556,477	2,473,185

Capital lease obligations, net of current portion	46,817	54,781
Term loan, net of current portion	--	35,885
Total liabilities	1,603,294	2,563,851

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,116,026 shares issued and outstanding at May 31, 2006 and November 30, 2005	12,116	12,116
Additional paid-in capital	8,355,497	8,355,497
Accumulated deficit	(6,791,741)	(7,149,469)
Total stockholders' equity	1,575,872	1,218,144
Total liabilities and stockholders' equity	$3,179,166	$3,781,995

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	May 31, 2006	May 31, 2005
Cash flows from operating activities:
Net income (loss)	$357,728	$(262,217)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	119,241	216,433
Changes in operating assets and liabilities:
Accounts receivable	235,084	93,257
Inventories	59,461	(110,500)
Prepaid expenses and other	182,070	40,291
Accounts payable and accrued liabilities	(603,512)	94,005
Restructuring reserve	--	(12,656)
Net cash provided by operating activities	350,072	58,613

Cash flows from investing activities:
Purchases of property and equipment	(37,147)	(7,408)
Net cash used in investing activities	(37,147)	(7,408)

Cash flows from financing activities:
Net borrowings (repayments) under line of credit	(250,650)	154,264
Repayments under term loan	(48,385)	(55,000)
Repayments of other long-term obligations	(58,010)	(19,170)
Net cash provided by (used in) financing activities	(357,045)	80,094
Net change in cash and cash equivalents	(44,120)	131,299

Cash and cash equivalents, beginning of period	407,039	55,289
Cash and cash equivalents, end of period	$362,919	$186,588

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$78,952	$73,489
Income taxes	$--	$--

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of May 31, 2006 and the results of operations and cash flows for the interim periods ended May 31, 2006 and May 31, 2005.  However, these results are not necessarily indicative of results for any other interim period or for the year.  It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005.

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

2) EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended May 31, 2006 and May 31, 2005, as their effect would be antidilutive.

There were 656,000 and 2,556,000 potentially dilutive options and warrants outstanding at May 31, 2006 and May 31, 2005, respectively, that were not included in the computation of the net income (loss) per share because they would be anti-dilutive.

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

	Three Months Ended		Six Months Ended
	May 31, 2006	May 31, 2005	May 31, 2006	May 31, 2005
Net income (loss) available to common stockholders	$205,034	$(52,742)	$357,728	$(262,217)

Plus: Stock-based employee compensation included in reported net income (loss)	-	-	-	-
Less: Total stock-based employee compensation determined using fair value based method	(4,750)	(9,378)	(9,500)	(18,755)
Pro forma net income (loss) available to common stockholders	200,284	(62,120)	348,228	(280,972)

Net income (loss) per common share - as reported:
Basic	0.02	(0.01)	0.03	(0.02)
Diluted	0.02	(0.01)	0.03	(0.02)
Net income (loss) per common share - pro forma:
Basic	0.02	(0.01)	0.03	(0.03)
Diluted	0.02	(0.01)	0.03	(0.03)

4)             INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	May 31, 2006	November 30, 2005
	(unaudited)

Raw Materials	$557,635	$479,206
Work-in-process	127,615	150,763
Finished Goods	375,246	489,988

Less allowance for obsolete inventory	(34,900)	(34,900)
	$1,025,596	$1,085,057

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

As of May 31, 2006, we had working capital of $1,106,033 compared to working capital of $707,958 at November 30, 2005. The change is primarily related our reduction of outstanding accounts payable and accrued liabilities by $437,036 and $166,476 respectively, over the six month period. The decrease in accounts payable and accrued liabilities is offset by a decrease in prepaid expenses and other of $179,968.

Results of Operations Three Months Ended May 31, 2006 compared to the Three Months Ended May 31, 2005

Net sales for the quarter ended May 31, 2006 were $2,526,034 versus $2,056,863 for the same period of fiscal 2005, an increase of $469,171 or 23%.  Revenues from the Singapore strategic manufacturing venture increased to $161,856 in the three-month period ended May 31, 2006 from $144,107 in the comparable period in 2005. Revenues from U.S. operations increased to $2,364,178 in the second quarter of 2006 from $1,912,756 in 2005.

The increase in sales for U.S. operations is due to both increased sales prices and higher sales volumes. The Company continues to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. In the 2nd quarter of 2006 the Company did win a bid to continue providing a medical based product to its largest customer. The new contract signed in April 2006 continues the relationship for a minimum of 18 months at increased volumes and margins. The Company is pursing all of its current customers to strengthen the partnerships that exists between the Company and the Customer.

Cost of sales for the quarters ended May 31, 2006 and May 31, 2005 were $1,806,347 and $1,615,073, respectively.  The Company's gross profit percentage was 28% in 2006 period, compared to 21% in the 2005 period. Costs of Sales increased primarily due to the increase in raw materials and shipping costs. The Company continues to explore methods of reducing these costs but cost control measures are greatly affected by the market costs.

Selling, general and administrative expenses for the second quarter of fiscal 2006 and 2005 were $456,950 and $439,069, respectively, an increase of $17,881 or 4%.

Interest expense for the second quarter of fiscal 2006 and 2005 was $37,068 and $39,468, respectively.  Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income for the second quarter of fiscal 2006 was $205,034, compared to a net loss of $52,742 for the second quarter of fiscal 2005. Basic and diluted income (loss) per share for the second quarter of fiscal 2006 was $0.02 per share, compared to a net loss of $0.01 per share for the second quarter of fiscal 2005.

Results of Operations Six Months Ended May 31, 2006 compared to the Six Months Ended May 31, 2005

Net sales for the six-month period ended May 31, 2006 were $4,901,371 versus $4,023,929 for the same period of fiscal 2005, a decrease of $877,442 or 22%. Revenues from the Singapore strategic manufacturing venture increased to $322,824 in the six-month period ended May 31, 2006 from $253,921 in the comparable period in 2005. Revenues from U.S. operations increased to $4,578,547 in the six-month period ended May 31, 2006 from $3,770,008 in 2005.

The increase in sales for U.S. operations is due to both increased sales prices and higher sales volumes. The Company continues to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. In the 2nd quarter of 2006 the Company did win a bid to continue providing a medical based product to its largest customer. The new contract signed in April 2006 continues the relationship for a minimum of 18 months at increased volumes and margins. The Company is pursing all of its current customers to strengthen the partnerships that exists between the Company and the Customer.

Cost of sales for the six-month periods ended May 31, 2006 and May 31, 2005 were $3,507,133 and $3,235,525, respectively. The Company's gross profit percentage was 28% in 2006 period, compared to 20% in the 2005 period. Due to the signing of new business at higher gross profit margins the company is showing increased gross profits. As the company continues to focus its efforts on manufacturing and selling its own proprietary products this trend is expected to continue. Costs control of manufacturing operations also has played a large part in the achievement of these gross profits. The Company continues to explore new technologies to assist in the manufacturing process. It is also believed that these improved methods will continue to assist in the improvement of gross margins.

Selling, general and administrative expenses for the six-month periods ended May 31, 2006 and 2005 were $921,676 and $915,366, respectively, an increase of $6,310 or 1%.

Interest expense for the six-month periods ended May 31, 2006 and 2005 was $78,952 and $73,489, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income for the six-month period ended May 31, 2006 was $357,728, compared to net loss of $262,217 for the same period of fiscal 2005. Basic and diluted income (loss) per share for the six-month period ended May 31, 2006 was $0.03 per share, compared to $(0.02) per share for the same period of fiscal 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $362,919 at May 31, 2006, compared with $407,039 at November 30, 2005. Operating activities provided $350,072 of cash during the six-month period of fiscal 2006, compared with $58,613 in the corresponding period of fiscal 2005. The cash provided by operating activities in 2006 resulted primarily from a decrease in accounts receivable, inventories, and prepaid expense, and offset by a decrease in accounts payable and accrued liabilities, of $235,084, $59,641, $182,070 and $603,512 respectively.

Capital expenditures were $37,147 for the six months ended May 31, 2006, compared to $7,408 for the corresponding period in fiscal 2005. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the six-months ended May 31, 2006 resulted in cash used in financing activities of $357,045 compared to cash provided of $80,094 for the corresponding period in fiscal 2005.

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

EARTHQUAKE - The manufacturing division in California is located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company¡¯s Chief Executive Officer and President/Chief Financial Officer (the Company¡¯s principal executive officer and principal financial officer), have evaluated the effectiveness of the Company¡¯s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended February 28, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company¡¯s principal Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of February 28, 2006 to provide reasonable assurance that material information relating to the Company is made known to the CEO.

There were no changes in the Company¡¯s internal control over financial reporting that occurred during the period ended February 28, 2006 that have materially affected, or are reasonable likely to materially affect, the Company¡¯s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

(a)          Exhibits.

Exhibit No.	Description

31.1 31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 32.2	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 5, 2006	ADVANCED MATERIALS GROUP, INC.

	By:	/s/ William G. Mortensen
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Ricardo G. Brutocao, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Materials Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language omitted pursuant to SEC Release 34-47986] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Omitted pursuant to SEC Release 34-47986];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal Control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 5, 2006

/s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, William G. Mortensen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Advanced Materials Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language omitted pursuant to SEC Release 34-47986] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Omitted pursuant to SEC Release 34-47986];

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal Control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 5, 2006

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended May 31, 2006 (the "Report"), the undersigned hereby certifies in his capacities as Chief Executive Officer of the Company, respectively, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: September 5, 2006 By: /s/ RICARDO G. BRUTOCAO
  Ricardo G. Brutocao
  Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the fiscal quarter ended May 31, 2006 (the "Report"), the undersigned hereby certifies in his capacities as Chief Executive Officer of the Company, respectively, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: September 5, 2006 By: /s/ WILLIAM G. MORTENSEN
   William G. Mortensen
   President and Chief Financial Officer