Form 10QSB
period 2006-10-13
Advanced Materials Group, Inc.
filed 2006-10-13
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2006

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,116,026 shares outstanding as of October 2, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐      No☑

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Net sales	$2,327,246	$1,943,450	$7,228,617	$5,967,379
Cost of sales	1,714,339	1,550,911	5,221,472	4,786,436
Gross profit	612,907	392,539	2,007,145	1,180,943

Operating expenses:
Selling, general and administrative	453,370	344,344	1,375,046	1,259,710
Depreciation and amortization	19,751	39,214	66,816	139,656
Total operating expenses	473,121	383,558	1,441,862	1,399,366

Income (loss) from operations	139,786	8,981	565,283	(218,423)
Other income (expense):
Interest expense	(32,671)	(39,982)	(111,623)	(113,471)
Other, net	1,019	51,358	12,202	90,034
Total other income (expense), net	(31,652)	11,376	(99,421)	(23,437)

Net income (loss)	$108,134	$20,357	$465,862	$(241,860)

Basic and diluted earnings (loss) per common share	$0.01	$0.00	$0.04	$(0.02)

Weighted Average Common Shares Outstanding:
Basic	12,116,026	10,932,693	12,116,026	10,654,915
Diluted	12,230,854	10,941,264	12,172,626	10,654,915

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2006 (unaudited)	November 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$341,811	$407,039
Accounts receivable, net	1,634,316	1,470,805
Inventories, net	974,991	1,085,057
Prepaid expenses and other	87,496	218,242
Total current assets	3,038,614	3,181,143

Property and equipment, net	391,979	519,888
Other assets	78,862	80,964
Total assets	$3,509,455	$3,781,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$413,471	$849,715
Accrued liabilities	17,013	233,287
Notes payable - related parties	57,736	99,418
Line of credit	1,235,012	1,168,879
Current portion of term loan	55,000	90,000
Current portion of capital lease obligations	22,204	31,886
Total current liabilities	1,800,436	2,473,185

Capital lease obligations, net of current portion	25,013	54,781
Term loan, net of current portion	--	35,885
Total liabilities	1,825,449	2,563,851

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,116,026 shares issued and outstanding at August 31, 2006 and November 30, 2005	12,116	12,116
Additional paid-in capital	8,355,497	8,355,497
Accumulated deficit	(6,683,607)	(7,149,469)
Total stockholders' equity	1,684,006	1,218,144
Total liabilities and stockholders' equity	$3,509,455	$3,781,995

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	August 31, 2006	August 31, 2005
Cash flows from operating activities:
Net income (loss)	$465,862	$(241,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	174,996	295,957
Changes in operating assets and liabilities:
Accounts receivable	(163,511)	122,099
Inventories	110,066	(403,783)
Prepaid expenses and other assets	132,848	(92,220)
Accounts payable and accrued liabilities	(652,518)	194,716
Restructuring reserve	--	(12,656)
Net cash provided by (used in) operating activities	67,743	(137,747)

Cash flows from investing activities:
Purchases of property and equipment	(47,087)	(22,261)
Net cash used in investing activities	--	(22,261)

Cash flows from financing activities:
Sale of common stock	--	249,833
Net borrowings (repayments) under line of credit	66,133	189,621
Repayments under term loan	(70,885)	(77,500)
Repayments of other long-term obligations	(81,132)	(116,734)
Net cash provided by (used in) financing activities	(85,884)	245,220
Net change in cash and cash equivalents	(65,228)	85,212

Cash and cash equivalents, beginning of period	407,039	55,289
Cash and cash equivalents, end of period	$341,811	$140,501

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$111,623	$113,470
Income taxes	$	$--

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of August 31, 2006 and the results of operations and cash flows for the interim periods ended August 31, 2006 and August 31, 2005.  However, these results are not necessarily indicative of results for any other interim period or for the year.  It is suggested that the accompanying consolidated financial statements be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005.

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

2) EARNINGS (LOSS) PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended August 31, 2006 and August 31, 2005, as their effect would be anti-dilutive.

There were 656,000 and 2,436,000 potentially dilutive options and warrants outstanding at August 31, 2006 and August 31, 2005, respectively, that were not included in the computation of the net income (loss) per share because they would be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	August 31, 2006	August 31, 2005	August 31, 2006	August 31, 2005
Net income (loss) available to common stockholders	$108,134	$20,357	$465,862	$(241,860)

Plus: Stock-based employee compensation included in reported net income (loss)	-	-	-	-
Less: Total stock-based employee compensation determined using fair value based method	(1,700)	(9,378)	(11,200)	(18,755)
Pro forma net income (loss) available to common stockholders	106,434	10,979	454,662	(260,615)

Net income (loss) per common share - as reported:
Basic	0.01	0.00	0.04	(0.02)
Diluted	0.01	0.00	0.04	(0.02)
Net income (loss) per common share - pro forma:
Basic	0.01	0.00	0.04	(0.02)
Diluted	0.01	0.00	0.04	(0.02)

4)             INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	August 31, 2006	November 30, 2005
	(unaudited)

Raw Materials	$525,114	$479,206
Work-in-process	143,795	150,763
Finished Goods	320,982	489,988

Less allowance for obsolete inventory	(14,900)	(34,900)
	$974,991	$1,085,057

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

General

As of August 31, 2006, we had working capital of $1,238,178 compared to working capital of $707,958 at November 30, 2005. The change is primarily related our reduction of outstanding accounts payable and accrued liabilities by $436,244 and $216,274 respectively, over the nine month period. The reduction in accounts payable is due to the more timely payment of normal operating expenses as a result of the companies overall improved financial resources and cash management. Accrued liabilities have decreased due to paying of auditing and other SEC related expenses for past years and the reduction in debt. The Company continues to improve the operating results of the operations to further strengthen the financial health of the company.

Results of Operations Three Months Ended August 31, 2006 compared to the Three Months Ended August 31, 2005

Net sales for the quarter ended August 31, 2006 were $2,327,246 versus $1,943,450 for the same period of fiscal 2005, an increase of $383,976 or 20%.  Revenues from the Singapore strategic manufacturing venture decreased to $135,185 in the three-month period ended August 31, 2006 from $153,660 in the comparable period in 2005. Revenues from U.S. operations increased to $2,192,061 in the third quarter of 2006 from $1,789,790 in 2005. The Company is realizing the result of the change in strategy that was implemented some two years past. This operating change is a result of increased sales of existing products and the introduction of new company owned products into the marketplace. The Company will continue to focus on the strategy of increasing sales to existing customers and to new customers.

Cost of sales for the quarters ended August 31, 2006 and August 31, 2005 were $1,714,339 and $1,550,991, respectively.  The Company's gross profit percentage was 26% in 2006 period, compared to 20% in the 2005 period. The Company continues to focus on securing long term pricing commitments from it suppliers of raw materials to guard against market fluctuations. This strategy has resulted in securing lower costs than market for raw materials while we have increased our business in the marketplace. The Company monitors the external factors that could affect our raw materials pricing on a constant basis.

Selling, general and administrative expenses for the third quarter of fiscal 2006 and 2005 were $453,370 and $344,344, respectively, an increase of $109,026 or 32%. SG&A expenses have increased due to increased research and development costs of new products owned by the company and to strengthen the sales team and the Company. The Company monitors this expense level closely to keep it in line with the revenue generation of new products. This expense will remain at the current level or increase in order to further push the Companies products to market.

Interest expense for the third quarter of fiscal 2006 and 2005 was $32,671 and $39,982, respectively.  Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future. The Company is in the process of renegotiating the current line of credit to achieve costs savings for the coming months. The Company feels it will be successful in accomplishing this task as the overall financial health of the company has improved over past years performance.

Net income for the third quarter of fiscal 2006 was $108,134 compared to net income of $20,357 for the third quarter of fiscal 2005. Basic and diluted income per share for the third quarter of fiscal 2006 was $0.01 per share, compared to net income of $0.00 per share for the third quarter of fiscal 2005.

Results of Operations Nine Months Ended August 31, 2006 compared to the Nine Months Ended August 31, 2005

Net sales for the nine-month period ended August 31, 2006 were $7,228,617 versus $5,967,379 for the same period of fiscal 2005, a increase of $1,261,238 or 21%. Revenues from the Singapore strategic manufacturing venture increased to $458,009 in the nine-month period ended August 31, 2006 from $407,581 in the comparable period in 2005. Revenues from U.S. operations increased to $6,770,608 in the nine-month period ended August 31, 2006 from $5,559,798 in 2005.

The increase in sales for U.S. operations is due to both increased sales prices and higher sales volumes. The Company continues to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. The Company is pursing all of its current customers to strengthen the partnerships that exist between the Company and the Customer. The Company is also aggressively seeking out new opportunities with new customers to diversify our current concentrations of business. The Company will be launching selling campaigns to launch it own patented products over the coming months.

Cost of sales for the nine-month periods ended August 31, 2006 and August 31, 2005 were $5,221,472 and $4,786,436, respectively. The Company's gross profit percentage was 28% in 2006 period, compared to 20% in the 2005 period. Due to the signing of new business at higher gross profit margins the company is showing increased gross profits. As the company continues to focus its efforts on manufacturing and selling its own proprietary products this trend is expected to continue. Costs control of manufacturing operations also has played a large part in the achievement of these gross profits. The Company continues to explore new technologies to assist in the manufacturing process. It is also believed that these improved methods will continue to assist in the improvement of gross margins. The company has set internal goals of increased profit margins with it own proprietary products which we are confident we can achieve over the coming months.

Selling, general and administrative expenses for the nine-month periods ended August 31, 2006 and 2005 were $1,375,046 and $1,259,710, respectively, an increase of $115,336 or 9%.

Interest expense for the nine-month periods ended August 31, 2006 and 2005 was $111,623 and $113,471, respectively. Interest expense relates primarily to bank borrowings and is not expected to fluctuate significantly in the near future.

Net income for the nine-month period ended August 31, 2006 was $465,862, compared to A net loss of $241,860 for the same period of fiscal 2005. Basic and diluted income (loss) per share for the nine-month period ended August 31, 2006 was $0.04 per share, compared to $(0.02) per share for the same period of fiscal 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $341,811 at August 31, 2006, compared with $407,039 at November 30, 2005. Operating activities provided $67,743 of cash during the nine-month period of fiscal 2006, compared with cash used of $137,747 in the corresponding period of fiscal 2005.

Capital expenditures were $47,087 for the nine months ended August 31, 2006, compared to $22,261 for the corresponding period in fiscal 2005. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth. Capital expenditures were for normal operating equipment used in the normal daily operations of the business. As the Company adds new customers and new products capital expenditures are expected to increase in the coming months to accommodate the needs of the business.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the nine-months ended August 31, 2006 resulted in cash used in financing activities of $85,884 compared to cash provided of $245,220 for the corresponding period in fiscal 2005. The improvement is a significant sign that the company continues to improve the financial operations of the company. This improvement allows the company to compete in the marketplace to achieve greater results than in the past.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - The Company continues to improve the balance sheet through the realization of positive earnings quarter over quarter. This has allowed the Company to seek out conventional bank financing other than the current asset based credit facility in place. The Company is working towards moving to conventional bank line of credit by the fourth quarter of 2006 and is confident of obtaining favorable results.

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

STOCK PRICE - The Company's stock price, like that of any other small-cap company, can be volatile. Some of the factors that can affect the stock price are:
¡¡è	The Company's, its customer's or its competitor's announcement of new or discontinued products,

¡¡è	Quarterly increases or decreases in earnings,

¡¡è	Changes in revenue or earnings estimates by the investment community, and

¡¡è	Speculation in the press or investment community.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company¡¯s Chief Executive Officer and President/Chief Financial Officer (the Company¡¯s principal executive officer and principal financial officer), have evaluated the effectiveness of the Company¡¯s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended August 31, 2006, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company¡¯s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of August 31, 2006 to provide reasonable assurance that material information relating to the Company is made known to management including the CEO and President/CFO.

There were no changes in the Company¡¯s internal control over financial reporting that occurred during the period ended August 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company¡¯s internal control over financial reporting.

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

Dated: October 13, 2006	ADVANCED MATERIALS GROUP, INC.

	By:	/s/ William G. Mortensen
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

Date: October 13, 2006

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

Date: October 13, 2006

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended August 31, 2006 (the "Report"), the undersigned hereby certifies in his capacities as Chief Executive Officer of the Company, respectively, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: October 13, 2006 By: /s/ RICARDO G. BRUTOCAO
      Ricardo G. Brutocao
      Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended August 31, 2006 (the "Report"), the undersigned hereby certifies in his capacities as Chief Financial Officer of the Company, respectively, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: October 13, 2006 By: /s/ WILLIAM G. MORTENSEN
       William G. Mortensen
       President and Chief Financial Officer