Form 10KSB
Advanced Materials Group, Inc.
filed 2007-02-27
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2006.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 0-16401

--------------------------------------------------------------------------------

ADVANCED MATERIALS GROUP, INC.
(Name of small business issuer as specified in its charter)

NEVADA 33-0215295
(State or other jurisdiction of I.R.S. Employer Identification No.)

3303 LEE PARKWAY SUITE 105 DALLAS, TEXAS 75219
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: (972) 432-0602
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes |X| No | |

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
Yes|_| No |X|

State issuers revenues for the year ended November 30, 2006: 9,996,280

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value on February 21, 2007 of the voting and non-voting common equity held by non-affiliates of the registrant was $6,542,640.

There were 12,116,000 shares of our common stock, par value $0.001 per share, outstanding as of February 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Format (check one): Yes |_| No |X|

TABLE OF CONTENTS
PART I
ITEM 1. DESCRIPTION OF BUSINESS......................................................................................................................................................	1
ITEM 2. DESCRIPTION OF PROPERTIES.................................................................................................................................................	6
ITEM 3. LEGAL PROCEEDINGS.................................................................................................................................................................	6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................................	6
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................................................	6
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................................	8
ITEM 7. FINANCIAL STATEMENTS........................................................................................................................................................	12
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................................................................................................................................................	12
ITEM 8A. CONTROLS AND PROCEDURES.............................................................................................................................................	12
ITEM 8B. OTHER INFORMATION............................................................................................................................................................	12
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..................................................................................................................................................................	12
ITEM 10. EXECUTIVE COMPENSATION.................................................................................................................................................	13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................................................................................................................................................................	15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................................................	17
ITEM 13. EXHIBITS.......................................................................................................................................................................................	17
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................................................................	17
PART IV
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................................................................................	F-1
SIGNATURES.................................................................................................................................................................................................	18
INDEX TO EXHIBITS....................................................................................................................................................................................	19

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Advanced Materials Group, Inc. (the "Company" or "AM") develops, manufactures and markets a wide variety of products from a raw material base of flexible components. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a 50 year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products. Today, the Company is making a transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products. Advanced Materials Group, Inc. and Advanced Materials, Inc. are consolidated and referenced as "AM" in this document.  Examples of the products AM is currently manufacturing include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators and water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer.

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

The Company's principal executive offices are located at 3303 Lee Parkway, Suite 105 Dallas, Texas 75219, and its telephone number is (972) 432-0602. The Company's website is www.ami4.com.

BUSINESS STRATEGY

The common ingredient among our products is that the raw materials from which all products are produced is "flexible" in nature.  The Company has focused historically on the supply of specialty die-cut polymeric materials. This core competency is still being utilized but expanded, and because polymers are synthetic chemical structures and are used in a variety of configurations and products, the applications are numerous. The equipment necessary to produce these proprietary products is the same that has been historically employed by the Company, but AM is finding ways to maximize equipment capabilities for growth.

The Company's strategic focus is to continue to acquire proprietary products and  technology, begin branding its own products, as well as to entrench its competencies of product development competencies into customer-based solutions, primarily in the growing medical and consumer industries.

Although management believes that manufacturers are increasingly recognizing the value in conserving or reallocating their resources by outsourcing the specialty components of their products, and the Company is positioning itself in the marketplace to benefit from this trend where and when it can, the Company's primary focus will be generating its own proprietary opportunities with both its existing customer base as well as new prospects. The Company continuously looks for new materials to work with as it has done historically, but with an emphasis on patentable or otherwise proprietary applications related to its core competencies.

The Company's current short and long-term strategy also includes the identification and acquisition of target companies whose resources or talents could aid AM in its new strategy. Such acquisitions could add strategic and economic value to the Company's product line and competitive positioning. Management continually seeks to identify potential acquisition targets to further strengthen the Company's business strategy.
A significant part of the Company's past strategy had been to attempt to penetrate foreign market places by establishing fabrication plants through subsidiaries in such areas as Ireland and Singapore. This strategy has been abandoned at the current time.  Instead, Advanced Materials Foreign Sales Corp.  ("AM FSC"), was formed in 1997 in order to enter into a strategic manufacturing agreement in Singapore. In 1998, AM FSC entered into a ten-year agreement with Foamex Asia. The terms of the agreement call for AM FSC to provide certain production equipment and technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and work force to fabricate foam products at their Singapore facility. The manufacturing agreement was amended in July 2003, and although the Singapore joint venture is still producing product, the Company's role in the management of that operations has been altered such that AM is receiving a percentage of the profit with only limited involvement.

PRODUCTS

The Company manufactures a variety of products made from specialty flexible materials including foams, foils, fabrics, non-woven paper products, needle felts, films and adhesive composites. These products consist primarily of components and finished products for the medical, consumer, aerospace, technology, and automotive markets. These products have historically included inserts for computer printer cartridges, insulators used in automobile applications, water and dust seals for automobiles, computers, printers and HVAC systems, filters for trucks, computers and electrical humidifiers, sound attenuation foam, and foam/fabric composites for cushions and padding in helmets, soft luggage and other consumer products. In addition, we manufacture private label products for medical accounts including electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty products. Most of these products have been designed and produced to meet the specifications of each customer.

Proprietary products will be built to the Company's or customer's specifications, but could very well be bought by many of the same customers the Company sells to today. Given the Company's change in focus, it anticipates that an increasing percentage of its products, designs, and production methods will be patent protected, or be proprietary in some aspect. Different from the strategy adopted in the previous years, research and development will be the objective of AM. The primary target markets will be medical and consumer, however it is expected that research and development efforts could produce ideas that would be equally valuable to the Company's existing industrial customers outside the medical and consumer markets. In those cases the benefits of those non-medical or non-consumer products will be shared with our existing customers and AM will be the manufacturer of those products for those customers. The Company currently has a product development backlog that is expected to fuel future growth. In summary, the roots of the Company remain unchanged. Die cutting of flexible materials will continue unabated. However, the "root system" will be used to support new "branches". AM's future is in proprietary and patented products and processes.

MANUFACTURING

AM's corporate headquarters are located in Dallas, Texas and its manufacturing facility is located in Rancho Dominguez, California. This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM. Plans are currently being made to improve the California facility. The Dallas space was previously utilized by a plant that was closed in 2001. Improvements to the Company's California facility will be required now and in the future as the Company focuses more effort on the development of products for medical and consumer products.

AM has developed and employs a wide variety of techniques in the manufacturing of its products. These techniques include vacuum forming, pressure sensitive lamination, coating, die cutting, splitting, slitting, heat sealing and packaging. Vacuum forming is a process that involves heating foam until the material is pliable and then pulling the material into a cooled mold using a vacuum to get intimate contact to the mold surface with the material, which then takes the form of the mold. Pressure sensitive lamination is a process that involves the use of heat and pressure to apply an adhesive laminate to the substrate and a paper liner to the adhesive, which can be pulled off by the user to attach the substrate to the desired surface. In the coating operation, materials are saturated in specific liquids and then dried with heat and temperature in large ovens. Die cutting is a process that involves the use of a match tool die in a hydraulic press to cut material. Splitting and slitting is a process that uses saws or slitters with blades ranging from saw tooth to razor edge, depending on the material to be processed, to horizontally and/or vertically slice layers off blocks of raw material. Heat sealing involves using heat and pressure to seal thermoplastics together.
QUALITY CONTROL

AM is in the process of becoming ISO 13485 certified at its Rancho Dominguez facility. It also maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AM maintains procedures for conducting quality compliance surveys of its major suppliers and has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. The Company has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming.

SUPPLIERS

AM purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AM's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2006 and 2005 supplied approximately 38% and 42%, respectively, of AM's raw materials' requirements. Although the objectives of the Company have been adjusted, it is not anticipated that the supplier base will change significantly.

AM is an authorized fabricating distributor for a number of raw material suppliers, including Foamex, Voltek, Avery Dennison (pressure sensitive adhesives), Zotefoam (cross linked polyethylenes) and Rogers (cast urethanes).

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

Management believes that a decrease in the demand for Foamex by our customers could adversely affect the Company's business. If another supplier's products were to be substituted by our customers in critical applications, there are no assurances that AM would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex.

MARKETING AND SALES

AM's products have traditionally been marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. AM does not see a significant change to this practice although the product mix is expected to change. In the past, most of AM's products have been components or finished products manufactured to order for its industrial customers. As discussed previously, AM will also sell and manufacture products developed internally, and well as those licensed from outside sources. The customer's purchase decision has often involved the engineering, manufacturing and purchasing groups within the customer's management. It is anticipated that the customers' team of management will continue to be involved in the process, but will also include sales and executive level management.

AM currently has two full-time sales representatives who make sales calls on a direct basis. Sales representatives receive a salary plus incentive/commission pay for performance.

AM's domestic sales as a percentage of the Company's consolidated sales were approximately 94% and 93% for fiscal years 2006 and 2005, respectively. AM sells to a number of foreign regions including Asia, South America and the Middle East. Foreign sales, which accounted for approximately 6% and 7% of fiscal 2006 and 2005 sales, respectively, are made both directly and through sales agents who receive commissions. During 2003, AM restructured its manufacturing agreement in Singapore and shifted certain sales previously included in domestic sales to Singapore. Although this change has not affected profits, it has significantly reduced the Company's foreign sales. See further discussion under the heading "Business Strategy" included herein.

Total revenue attributable to each geographic area in which the Company sells is included in Note 11 of the Notes to Consolidated Financial Statements included herein.

CUSTOMERS

AM generally sells its products pursuant to customer purchase orders. There can be no assurance that any customers will continue to purchase products from AM. AM's customers are in the medical disposables, technology, aerospace, automotive and consumer markets. AM's plans are to continue to pursue customers in those markets, but with an added emphasis in the medical and consumer segments and concentrating on proprietary and or patentable products. Management believes that diversity spreads the risk of dependence on one customer or one market sector.

AM believes its current prices are competitive with those of other domestic suppliers of custom and flexible materials. AM sales are typically made on terms, which require payment of the net amount due in 30 or 60 days. Product development efforts will continue to pursue designs and materials that create perceived value.

AM's customers of products made from bulk materials such as foam are located primarily in the West and Southwest regions of the United States. For those bulky, low price products, high freight costs on long distance shipments from AM's Rancho Dominguez facility make it difficult for AM to be competitive in other regions of the United States or internationally. However, in the medical and consumer markets, with products whose base materials do not use high volume foam, AM can competitively supply products both domestically and internationally.

AM relies on a few large customers for a significant portion of our domestic sales.

A few of AM's customers are material to our business and operations. Sales to our three largest customers together accounted for approximately 60% of our domestic sales in 2006, 56.5% of our domestic sales in 2005. The loss or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

Our customers’ adverse financial condition may have a corresponding material adverse effect on our business, financial condition and results of operations.

LICENSES AND PROPRIETARY RIGHTS

AM is currently working with inventors to secure the licensing rights to products it feels it can successfully manufacture and market. AM is also currently developing products that it feels will be awarded a patent because of the unique design or function. AM has always relied on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford protection, and there can be no assurance that others will not independently develop such processes.

COMPETITION

The custom materials fabrication industry in which AM has competed is highly competitive. The number of competitors is significant, and the Company's competitive position is difficult to ascertain. Low barriers to entry and fragmented competition characterize the industry. Most of the Company's competitors have been small, privately held companies, which generally specialize in only one product or process. Three of the Company's principal competitors are Boyd Industrial, which has four locations in the Western United States, Packaging Alternatives Corp. and Rogers Foam Corp.  AM has competed primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products.

It is because of this low barrier to entry, that AM has made the decision to focus on a long-term effort to secure proprietary and patentable products. Competition is decreased with proprietary products since the barriers to entry increase. Current or future competitors or new market entrants could introduce new or enhanced products with features that render AM's products obsolete or less marketable, or could develop means of producing competitive products at a lower cost. The ability of AM to compete successfully will depend in large measure on its ability to adapt to technological changes in the industry by striving to be the innovative leader. There can be no assurance that AM will be able to keep pace with the technological and innovative demands of the market place or successfully develop new products demanded by customers.

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict, joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, transportation, treatment, storage and disposal of hazardous waste. In California, the handling and disposal of hazardous substances is also governed by state law, including the California counterparts of CERCLA and RCRA. The Company and its subsidiaries believe that their manufacturing activities are in substantial compliance with all material Federal and state laws and regulations governing their operations. Amendments to existing statutes and regulations could require the Company to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable environmental laws and regulations.

Various laws and regulations relating to safe working conditions, including the Occupational Safety and Health Act ("OSHA"), are also applicable to the Company and its subsidiaries. The Company believes it is in substantial compliance with all material Federal, state and local laws and regulations regarding safe working conditions.

EMPLOYEES

As of February 16, 2007, the Company had 57 full-time employees. Of the Company's full-time employees, 39 are employed in manufacturing, 3 are in sales, 4 perform general and administrative functions and 11 perform other functions. The Company also utilizes the services of independent contract workers as needed from time to time in its manufacturing operations. As of February 16, 2007 the Company utilized approximately 15 independent contract workers.

None of the employees of the Company are presently represented by a labor union and the Company's management considers the relationships with its employees to be good.

RISK FACTORS

In addition to the other information in the Annual Report on Form 10-KSB, investors should carefully consider the following factors listed below about us. Certain statements in "Risk Factors" are forward-looking statements. See item 6 - Management's Discussion or Plan of Operation - "Forward-Looking Statements."

a) General business conditions, including a worsening economy, which might slow the overall demand for the Company's products and increases of interest costs based on the Company's borrowing activities.
b) Concentrations of sales in markets and customers.
c) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.
d) Delays or cancellations of orders; timing of significant orders; and introduction of new products.
e) Delays in development of production equipment required for new products.
f) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.
g) Costs of petroleum based raw materials (i.e. foam)

The prices of raw materials account for 50% or more of our manufacturing costs. We have experienced increases in raw material costs since the middle of 2002. Our ability to pass on cost increases may be hindered by competition or selling price.

Prices of raw materials are influenced by demand, manufacturing capacity and oil and natural gas prices. Historically, the prices of raw materials have been cyclical and volatile and our suppliers of raw materials have increased the price of raw materials several times over the past years.  We have been successful in implementing selling price increases in 2005 and 2006 and retaining our customer base.

h) Costs of shipping due to rising fuel costs

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

ITEM 3. LEGAL PROCEEDINGS

As of February 21, 2007 the Company was involved in routine legal proceedings in the normal course of operations. Although the outcome of the proceedings cannot be determined, in the opinion of management any resulting future liability will not adversely effect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

In April 2004, the Company was delisted from the OTC-Bulletin Board and commenced trading on the OTC Pink Sheets under the symbol "ADMG.PK". The high and low closing prices for the common stock for the past two fiscal years as reported by The Pink Sheets, LLC are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 2006	HIGH	LOW
Fourth Quarter	$0.70	$0.35
Third Quarter	$0.45	$0.22
Second Quarter	$0.45	$0.22
First Quarter	$0.30	$0.20

FISCAL 2005	HIGH	LOW
Fourth Quarter	$0.25	$0.12
Third Quarter	$0.30	$0.15
Second Quarter	$0.51	$0.15
First Quarter	$0.62	$0.37

HOLDERS

There were approximately 2,800 shareholders of record as of January 1, 2007.

DIVIDEND POLICY

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future. The Company's line of credit agreement with its bank currently prohibits the payment of cash dividends without prior approval.

PRIVATE PLACEMENT

In August, 2005, AM issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of AM's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of AM's Board of Directors.

In October 2005, the Company sold 350,000 shares of the Company's common stock for total proceeds of $70,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of November 30, 2006 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	475,000	$ 0.94	2,587,000
Total	475,000	$ 0.94	2,587,000

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
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

b) Concentrations of sales in markets and customers.

c) Concentrations of raw material suppliers, including difficulties or delays in obtaining raw materials.

d) Delays or cancellations of orders; timing of significant orders; and introduction of new products.

e) Delays in development of production equipment required for new products.

f) Adoptions of new, or changes in, accounting policies and practices and the application of such policies and practices.

g) Costs of petroleum based raw materials (i.e. Foam)

h) Costs of shipping due to rising fuel costs

We do not undertake to update, revise or correct any forward-looking statements.  Any of the factors described above could cause our financial results, including our net income or growth in net income to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Item 7 of this report. The Company's management believes the Company's most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, income tax, and stock based compensation.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived and certain intangible assets, by determining whether the related asset balance can be recovered through projected undiscounted cash flows. The amount of impairment, if any is measured based on projected discounted future cash flows (fair value) and charged to operations in the period in which impairment is determined by management.

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

Stock-based Compensation

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure", which amended FAS No. 123, "Accounting for Stock-Based Compensation." The new standard provides alternative methods of transition for a voluntary change to the fair market value based method for accounting for stock-based employee compensation. Additionally, the statement amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. In compliance with FAS No. 148, we have elected to continue to follow the intrinsic value method in accounting for  stock-based employee compensation plan as defined by APB No. 25.

RESULTS OF OPERATIONS FOR FISCAL 2006 COMPARED WITH 2005

REVENUE from operations for the fiscal year ended November 30, 2006 was $9,996,280, an increase of 15.4% compared to the fiscal year ended November 30, 2005. Revenues from the Singapore strategic manufacturing venture declined to $584,020 in fiscal 2006 from $586,131 in fiscal 2005. Revenues from U.S. operations increased to $9,412,260 in fiscal 2006 from $8,078,343 in fiscal 2005.

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

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex. Foamex will in turn provide its manufacturing facilities and work force to fabricate foam products at Foamex Asia's Singapore facility. The manufacturing agreement has a profit sharing provision that changes annually. The profit sharing split is as follows (in percentages):

YEAR	THE COMPANY	FOAMEX
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

There was an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia effective July 17, 2003. Although this change does not affect the Company's share of the profitability under the agreement, it has caused a significant reduction in its reported revenues. This agreement expires in early 2008. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.

Revenues as reported relating to the Singapore manufacturing agreement were $584,020 and $586,131, for each of the two years ended November 30, 2006 and 2005, respectively. Under the amended agreement, only the Company's share of the profit is reported as revenue.

COST OF SALES in fiscal 2006 increased to $7,221,442 from $6,615,081 in fiscal 2005. The increase in cost of ales was due to increased demand from the Company's customers.  The Company's gross profit percentage was 27.8% in fiscal 2006, compared to 23.7% in fiscal 2005. The increase in gross profit percentage during fiscal 2006 was primarily due to the Company's discontinuation of certain low margin sales, and lower labor and overhead costs due to the optimizing of manufacturing process. The Company continues to assess ways to reduce its manufacturing and overhead cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A") was $1,874,791 in fiscal 2006 compared to $1,786,584 in fiscal 2005. SG&A as a percentage of net sales was 18.8% in fiscal 2006 compared to 20.6% in fiscal 2005. Percentage of SG&A costs decreased in fiscal 2006 compared to fiscal 2005 primarily due to increase in sales.

INTEREST EXPENSE in fiscal 2006 was $137,823 compared to $155,934 in fiscal 2005. Interest expense was lower in 2006 due to a renegotiated line of credit which resulted in a lower interest rate. Also, due to aggressive cost monitoring, the ability of the Company to borrow less was achieved, therefore reducing interest expense.

INCOME TAX benefit realized in 2006 from prior year net operating loss carry-forward due to valuation adjustment based on management's assumption of criteria for realization.  The adjustment in 2006 was in the amount of $634,000.

The Company incurred significant net losses for three years until the Company became profitable again in 2004. During the period of losses through November 31, 2005 the Company recorded a full valuation allowance against all of its deferred tax assets under the guidance of FAS 109 which requires the Company to reduce deferred tax assets by a valuation allowance based on the weight of evidence if it is “more likely than not” (more than 50%) that some portion or all of the deferred tax assets will not be realized. FAS 109 states that a valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

During the period from fiscal 2001 through 2003, the Company was incurring losses and the future of the Company and its ability to generate profits was uncertain. As a result, management determined that it was more likely than not that the Company’s deferred tax assets would not be realized and as such recorded a full valuation allowance as noted in the Company’s annual financial statements in its tax provision footnote.

In 2004, the Company became profitable; however, management believed it in the best interest not to record a deferred tax asset by relieving any of the tax valuation allowance until the Company could prove a trend of earnings over an extended period. Management believes the Company has now proven a trend of profitability as the Company has had net income for three consecutive years and forecasts the Company to be profitable in the near term.

As a result of the Company’s profitability and expected future profitability, the Company has reevaluated its valuation allowance related to deferred tax assets to determine if a it is more likely than not that some of the Company’s deferred assets will be realized. Based on the Company’s analysis, it elected to relieve the valuation allowance by $634,000.

NET INCOME FROM OPERATIONS for fiscal 2006 was $1,333,973 compared to $157,150 for fiscal 2005. The increase in net income was due to a variety of factors including increased sales and increased margins on current products.  Fiscal 2005 results include other income of $155,000 which is comprised of excess equipment sales related to the production of Hewlett-Packard products.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided $627,579 of cash flows in fiscal 2006 compared to cash used of $256,391 in fiscal 2005. The cash flows provided in fiscal 2006 were primarily as a result of net income and non-cash adjustments of $405,227 and a decrease in inventory of $269,635 offset by a decrease in accounts payable and other accrued liabilities of $492,353.

The Company invested $51,122 and $70,270 in fiscal 2006 and 2005, respectively, in capital equipment. The Company continues to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

Cash flows used by financing activities were $541,636 in fiscal 2006 compared to cash provided of $523,411 in fiscal 2005. The Company has used cash generated by operations to pay down its debt.

In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $1,500,000, as defined. The line expired in October 2005. In September of 2005, the Company renegotiated the term of this debt instrument, reducing the line of credit from $3.75 million to $1.5 million under the new agreement, the line of credit bears interest at Prime plus 1.5% the Company was able to cure its debt covenant violations. In October of 2006, the Company renegotiated the term of this debt instrument. As a result of the new agreement, the interest at Prime plus 0.25% at November 30, 2006. The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.

At November 30, 2006 there are additional $576,000 borrowings available under this line-of-credit.

The Company continues to focus on business that will result in increased volume and margin. A number of objectives have been achieved over the past year and management anticipates that more will be achieved in the coming year, resulting in a greater financial strength.

The Company has secured a new line of credit with JP Morgan Chase Bank which replaced its previous asset based lender used previously. Management believes this is a significant step in the strengthening of the Company's financial health and will result in lower borrowing costs. The line of credit will be used for working capital purposes only. JP Morgan Chase also approved a line of credit to be used for equipment purchases if needed in the future.

BUSINESS OUTLOOK

This Business Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company currently has orders from original equipment manufacturers and believes that its sales will increase in fiscal 2007. The Company expects gross profit and operating profit margins to improve in fiscal 2007 if its sales increase as anticipated by management, barring untoward events. The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. There is an inherent risk that this change in focus may not be successful.. The Company expects to incur increased product development and selling expenses pertaining to new products. The Company has successfully launched new products in 2006 and is building a customer base for these products in 2007 and beyond.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for our first quarter of fiscal 2007. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. The adoption of SFAS 123R is not expected to have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in the Consolidated Financial Statements attached to this report on Form 10-KSB.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)."  EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer.  EITF 06-3 allows companies to present taxes either gross within revenue and expense or net.  If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes are recognized on a gross basis.  EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective)methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”).Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15,2006, which is effective with our year ended November 30, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, we will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. the adoption of SAB 108 did not have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants and the Consolidated Financial Statements listed in the "Index to Financial Statements" are filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended November 30, 2006, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2006 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of the Company's Board of Directors, subject to the terms of any applicable employment agreements. The directors and executive officers of the Company are as follows:

DIRECTORS

TIMOTHY R. BUSCH, 52, has been the Chairman and a director of the Company since February 1998 and September 1997, respectively. Mr. Busch is a tax attorney and is president and managing partner of a professional services practice, The Busch Firm, which he founded in 1979. He is a director of Radica Games International, a publicly held company, and is a director of several privately held companies. Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. and has a non-practicing/inactive status as a CPA in California and Michigan.

N. PRICE PASCHALL, 58, has been a director of the Company since January 1994. Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992. Mr. Paschall holds a B.A. in Business Administration from California Polytechnic University at Pomona. He currently serves on the Board of Directors of CPU Tech, a private technology company located in Pleasanton, CA.

MAURICE J. DEWALD, 66, has been a director of the Company since February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG LLC Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG LLC from 1986 to 1991. He currently serves on the Boards of Directors of Mizuho Corporate Bank of California, and Quality Systems, Inc., a publicly-held developer and marketer of healthcare information systems.

RICARDO G. BRUTOCAO, 62, was appointed the position of Chief Executive Officer to fill the Company's previously announced vacancy at that position on January 2, 2006. Mr. Brutocao, who already serves as a director of the Company, will serve in this capacity on a part-time, at-will basis. Mr. Brutocao also serves as the part-time CEO and a director of Centergistic Solutions, Inc., a maker of performance management software, positions Mr. Brutocao has held since 2001. From 2000 to 2001, Mr. Brutocao was the interim Chief Executive Officer of ZLand, Inc., a software company.

JOHN SAWYER, 62, was elected as a director on March 6, 2006. Mr. Sawyer is Chairman and President of Penhall Company. He joined Penhall Company in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of Penhall since 1989, and Chairman since 1998. Mr. Sawyer is also a director and member of the audit committee for H&E Equipment Services.

EXECUTIVE OFFICERS

RICARDO G. BRUTOCAO, 62, was appointed the position of Chief Executive Officer to fill the Company's previously announced vacancy at that position on January 2, 2006. Mr. Brutocao, who already serves as a director of the Company, will serve in this capacity on a part-time, at-will basis. Mr. Brutocao also serves as the part-time CEO and a director of Centergistic Solutions, Inc., a maker of performance management software, positions Mr. Brutocao has held since 2001. From 2000 to 2001, Mr. Brutocao was the interim Chief Executive Officer of ZLand, Inc., a software company.

WILLIAM G. MORTENSEN, 41, was appointed President and retained as the Chief Financial Officer position on August 22, 2005 and previously held the position of Chief Financial Officer and Controller as of June 1, 2004. Mr. Mortensen was employed by Cingular Wireless LLC as Associate Director in Finance, and before the Cingular joint venture he was with SBC, Inc. as a manager of SBC Services supporting the SBC Wireless division since 1999. Before joining SBC, Inc. Mr. Mortensen worked for Frito-Lay, Inc. as a manager of finance and for over eight years with EDS, Inc. holding various financial positions. Mr. Mortensen holds a BBA degree in Business Administration from Abilene Christian University and has experience in the telecommunications, high-tech and manufacturing industries.

CODE OF ETHICS

The Company has adopted a Code of Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available under the “Investor Relations" section on the Company's web site located at http://ami4.com/investors/coc.php.

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

With the exception of the two individuals identified below, the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2006.

During fiscal years 2005 and 2006, Timothy Busch failed to timely file Form 4's with respect to four separate transactions in the Company's common stocks.  A Form 4 was filed on January 29, 2007 to report these four previously unreported transactions.  On January 29, 2007, Mr. Robert Delk, the former President and Chief Executive Officer of the Company, filed a Form 4 with respect to a disposition of the Company's common stock that occurred on September 23, 2006.

During fiscal year 2005 and 2006, Maurice DeWald and N. Price Paschall served as members of AM's Audit Committee.  Maurice DeWald serves as the Chairman of the Audit Committee and serves as the financial expert serving on the committee.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its current and former Chief Executive Officers and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2006 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

ANNUAL COMPENSATION

				OTHER	LONG-TERM COMPENSATION AWARDS SECURITIES
NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY(1)	BONUS	ANNUAL COMPENSATION	UNDERLYING OPTIONS GRANTED
Ricardo Brutocao	2006	$125,000	$65,949	--	--
Chief Executive Officer	2005	$125,000	--	--	100,000

William G. Mortensen
President and Chief	2006	$120,000	$65,949	--	--
Financial Officer	2005	$120,000	$16,544	--	--

Michael Bowen (2)	2006	$135,000	$30,402	--	--
Former Executive Vice President	2005	$135,000	$16,544	--	200,000

Robert E. Delk, Former President, Chief Executive Officer	2005	$125,000	--	--	--

(1) Mr. Delk's agreement provided for him to receive $125,000 annually beginning in August 2004. Mr. Brutocao began receiving a salary of $125,000 in January 2006. Before January 2006, Mr. Brutocao was a director of the Company and was employed by the Company as a consultant receiving annual compensation in the amount $120,000.

(2) Effective July 7, 2006, Michael Bowen resigned from the Company to pursue other opportunities.

OPTION GRANTS IN 2006

NONE

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information regarding the exercise of options by the Named Executive Officers during fiscal 2006 and unexercised stock options held by the Named Executive Officers as of November 30, 2006.

					UNDERLYING UNEXERCISED OPTIONS AT NOVEMBER 30, 2006	NUMBER OF SHARES VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT NOVEMBER 30, 2006(2)
NAME	SHARES ACQUIRED ON EXERCISE	VALUE REALIZED(1)	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Ricardo Brutocao	--	--	40,000	60,000	$13,600	$20,400
Will Mortensen	--	--	25,000	25,000	$3,500	$3,500

(1) Market value of underlying securities on the date of exercise, minus the exercise price.

(2) Based on the last reported sale price ($0.54 per share) on the Pink Sheets on February 21, 2007 (the Date of Record).

LONG-TERM INCENTIVE PLAN (LTIP) AWARDS TABLE - 2006

NONE

EMPLOYMENT CONTRACT, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

On June 24, 2005, Robert E. Delk, who has served as a member of the board of directors ("Board") of AM and as the President and Chief Executive Officer of AM since August 1, 2003, resigned from his position on the board of directors. Pursuant to the letter dated June 24, 2005 addressed to the Chairman of the Board of AM in which Mr. Delk advised the board of directors of his resignation as a director, Mr. Delk also gave written notice of termination of his employment with AM effective July 31, 2005 upon the expiration of his Employment Agreement dated August 1, 2003 with AM.

On August 22, 2005, AM entered into Employment Agreements with William G. Mortensen ("Mortensen") and Michael Bowen ("Bowen"). Pursuant to these Employment Agreements, Mortensen serves as President and Chief Financial Officer of AM and Bowen served as Executive Vice President of AM. The terms of employment are at will; however, if either is terminated without cause (as defined in the Employment Agreements), they receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and Bowen's base annual salary is set at $135,000. Mortensen and Bowen are each entitled to bonuses calculated by formulas based upon AM's income from continuing operations before taxes. In 2005 upon entering into his employment agreement, Bowen also received a grant of an incentive stock option to purchase up to 200,000 shares of AM's common stock for $0.20 per share. The option vests 20% per year for five years, beginning one year from the date of the grant. If Bowen's employment with AM terminates for any reason other than for cause or his voluntary resignation, the option does not terminate and vesting continues.  Due to Bowen's resignation as of July 7, 2006, all stock options have expired.

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
DIRECTOR COMPENSATION

Each of the Company's directors receives $10,000 annually and reimbursement for out-of-pocket expenses in connection with his attendance at each meeting of the Board of Directors or committee of the Board of Directors. In addition, each director receives non-qualified stock options, pursuant to the Company's 2003 Stock Option Plan, to purchase 20,000 shares of the Company's common stock at fair market value when first elected to the Board of Directors, and 10,000 shares of common stock at fair market value each January subsequent to their reelection to the Board of Directors. The options become fully vested six months after their issuance. The chairman of the AM Audit Committee receives an additional $2,000 annually. All director fees are paid on a quarterly basis. Mr. Brutocao does not receive director compensation as he is paid a salary of $125,000 plus expenses for his role as part-time CEO. Currently, no options are being issued until the Company is current in its periodic filings. At that time, these options will be issued with an exercise price of the fair market value of the underlying common stock on the date of the grant.

No director options have been granted since 2004.  The board of directors plan to submit for shareholder approval, a new stock option plan in 2007. Director options will then be issued to makeup for the past 2 years option were not issued.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the common stock beneficially owned as of February 21, 2007 by:

  each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the common stock;
  each of the Company's directors and director nominees;
  each of the Company's current Named Executive Officers; and
  all current executive officers and directors as a group.
There were 12,116,000 shares of the Company's common stock outstanding as of the close of business on February 21, 2007.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENTAGE OF OUTSTANDING SHARES(2)
Dito Caree LP, Dito Devcar LP, Plus 4 LLC and Richard H. Pickup	3,015,106(2)	24.89%
Gregory J. Spagna	904,500(3)	7.47%
Delk Partners Ltd., Robert E. Delk and Ann Struckmeyer Delk	100,000(4)	0.83%
Timothy R. Busch and the Lenawee Trust	2,719,919(5)	22.45%
N. Price Paschall	270,000(6)	2.23%
Maurice J. DeWald	50,000(7)	0.41%
William G. Mortensen	125,000(8)	1.03%
Ricardo G. Brutocao	579,739(9)	4.78%
All current executive officers and directors as a group (7 persons) (1)	7,764,264(1)	64.08%

(1) Mr. Brutocao, Mr. Busch, Mr. Paschall and Mr. DeWald are directors of the Company. Mr. Brutocao and Mr. Mortensen are executive officers of the Company.

(2) Represents 986,300 shares held by Dito Caree LP, 200,000 shares held by Dito Devcar LP and 1,389,067 shares held by Plus 4 LLC. Mr. Pickup holds voting and dispositive power over these shares as general partner of each of three two entities. Mr. Pickup's address is c/o David Hehn, 3753 Howard Hughes Parkway #200, Las Vegas, Nevada 89109-0938. Mr Pickup also purchased 439,739 shares from Delk in a private transaction. (Refer to related transaction disclosure on page 17)

(3) Represents 617,000 shares held by Mr. Spagna and 287,500 shares held jointly by Mr. Spagna and his spouse and children, as reported on a Schedule 13D/A filed with the Commission on February 5, 2003. Mr. Spagna's address is 515 Airport Executive Park, Nanuet, New York 10954.

(4) Represents 100,000 shares underlying warrants held by Delk. (Refer to related transaction disclosure on page 17)

(5) Represents 1,505,180 shares held by the Lenawee Trust, of which Mr. Busch and his spouse are beneficiaries and hold voting and dispositive power, 100,000 shares underlying warrants held by Mr. Busch, and 50,000 shares underlying options held by Mr. Busch. Mr. Busch also purchased 439,739 shares from Delk in a private transaction.

(6) Represents 10,000 shares outstanding and 260,000 shares underlying options.

(7) Represents Director stock options.

(8) Represents 25,000 shares of vested options and 100,000 shares purchased from Delk in a private transaction. (Refer to related transaction disclosure on page 17)

(9) Effective August 22, 2005, AM also granted a non-qualified stock option to Mr. Brutocao to purchase up to 100,000 shares of AM's common stock for $0.20 per share. The option vests 20% immediately, and the remaining 80% in four 20% increments on each anniversary date of the grant. If Brutocao ceases, for any reason, to provide consulting services or service in any capacity to AM, vesting ceases and the option expires 90 days thereafter. Mr. Brutocao also engaged in a private transaction to purchase 100,000 shares of AM stock from the Lenawee Trust. Mr. Brutocao also purchased 439,739 shares from Delk in a private transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 22, 2004, each of Mr. Busch and Mr. Delk loaned the Company $150,000 in exchange for the issuance of unsecured promissory notes bearing interest at the rate of 10.0% per annum and warrants to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.363 per share. Interest and principal on the notes were due July 21, 2004 but were not paid timely. As a result, the interest rate of the notes increased to the default rate of 12.0% per annum on July 22, 2004, and in October 2004, the Company paid to each of Mr. Busch and Mr. Delk $50,000 of principal plus interest accrued through July 21, 2004 on the entire principal balances of their notes and issued as a penalty to each of Mr. Busch and Mr. Delk an additional warrant to purchase up to 50,000 shares of the Company's common stock at an exercise price of $0.363 per share. Each of the warrants issued to Mr. Busch and Mr. Delk expires May 13, 2008. The outstanding balance on the notes was approximately $44,000 at November 30, 2006.

On August 26, 2005, AM issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of AM's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of AM's Board of Directors.

Effective August 29, 2005, AM entered into a Separation and Release Agreement ("Separation Agreement") with Robert Delk ("Delk"), Delk Holdings, Inc. ("Delk Holdings") and Delk Partners, Ltd. ("DELK Partners"). Pursuant to the Separation Agreement, AM paid to Delk certain past due compensation, repaying amounts loaned to AM by Delk, and reimbursing him for certain expenses related to intellectual property being transferred by Delk Holdings to AM as described below. Delk, Delk Holdings and Delk Partners agreed not to compete with AM, solicit employees, consultants or customers of AM, or disclose any confidential information of AM for a period of one year from the date of this event. The parties released each other from all claims, whether known or unknown, other than those arising under the Separation Agreement.

The Company is or has been a party to employment, consulting and compensation arrangements with related parties, as more particularly described above under the headings "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation of Directors."

Announced October 25, 2006 AM announced that Robert Delk, past CEO and President of the Company, in a private transaction, sold 1,419,218 shares, or 11.1% of the outstanding shares in the Company, to an investor group headed by AMDG Chairman Tim Busch, CEO Ricardo Brutocao, President William G. Mortensen and the Company’s largest single shareholder, Plus Four Private Equities, LP.

ITEM 13. EXHIBITS

(a)(1) Financial Statements, included in Part II of this report:

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended November 30, 2006 and 2005

Consolidated Balance Sheets for the years ended November 30, 2006 and 2005

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended November 30, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended November 30, 2006 and 2005

Notes to Consolidated Financial Statements

(a)(2) Index to Exhibits:

See Index to Exhibits included herein.

(b) Index to Exhibits. See Index to Exhibits included herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information under the captions "Election of Directors" and "Other Matters" to be contained in the Company's 2007 Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FEI-FEI CATHERINE FANG, CPA
================================================================================
6300 Stonewood Dr. Ste 308, Plano, TX 75024
TEL: (972) 769-8588 FAX: (972) 769-0788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the Company) as of November 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2006 and 2005 and the results of their operation and their cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fei-Fei Catherine Fang, CPA

Dallas, Texas
February 27, 2007

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED NOVEMBER 30,	2006	2005
Net sales	$9,996,280	$8,664,474
Cost of sales (including depreciation of $144,165 and $192,978 for the years ended November 30, 2006 and 2005, respectively)	7,221,442	6,615,081
Gross profit	2,774,838	2,049,393
Operating expenses:
Selling, general and administrative	1,874,791	1,786,584
Depreciation and amortization	84,608	127,028
Total operating expenses	1,959,399	1,913,612
Income from operations	815,439	135,781

Other (expense) income:
Interest expense	(137,823)	(155,934)
Gain on disposal of fixed assets	--	155,000
Other, net	22,357	22,303
Total other (expense) income, net	(115,466)	21,369
Income from operations before income taxes	699,973	157,150
Income tax benefit (expense)	634,000	--
Net income	$1,333,973	$157,150

Net income per share basic and diluted	$0.11	$0.01

Weighted average common shares outstanding:
Basic	12,116,026	11,020,193
Diluted	12,195,704	11,097,530

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

YEARS ENDED NOVEMBER 30,	2006	2005
ASSETS
Cash and cash equivalents	$441,860	$407,039
Accounts receivable	1,519,282	1,470,805
Inventories, net of allowance for obsolescence of $0 and $34,900 as of November 30, 2006 and 2005, respectively	815,422	1,085,057
Prepaid expenses and other	253,476	218,242
Deferred tax assets	634,000	--
Total current assets	3,664,040	3,181,143
Property and equipment, net	342,237	519,888
Other assets	75,702	80,964
Total assets	$4,081,980	$3,781,995
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$405,493	$849,715
Accrued liabilities	185,155	233,287
Notes payables - related parties	43,952	99,418
Line of credit	855,850	1,168,879
Term loan - current	--	90,000
Current portion of long-term obligations	19,728	31,886
Total current liabilities	1,510,178	2,473,185
Capital lease obligations, net of current portion of $19,728 and $31,886 at November 30, 2006 and 2005, respectively	19,685	54,781
Term loan - long term portion	--	35,885
Total liabilities	$1,529,863	$2,563,851
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	$--	$--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,116,026 shares issued and outstanding November 30, 2006 and 2005	12,116	12,116
Additional paid-in capital	8,355,497	8,355,497
Accumulated deficit	$(5,815,495)	$(7,149,469)
Total stockholders' equity	2,552,117	1,218,144
Total liabilities and stockholders' equity	$4,081,980	$3,781,995

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY

	COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
Balances, November 30, 2004	10,516,026	$ 10,516	$ 8,037,097	$ (7,306,452)	$ 741,161
Sale of common stock	1,600,000	1,600	318,400		320,000
Prior period adjustment				(167)	(167)
Net income				157,150	157,150
Balances, November 30, 2005	12,116,026	12,116	8,355,497	(7,149,469)	1,218,144
Net income				1,333,973	1,333,973
Balances, November 30, 2006	12,116,026	$ 12,116	$ 8,355,497	$ (5,815,496)	$ 2,552,117

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30,	2006	2005
Cash flows from operating activities:
Net income	$1,333,973	$157,150
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	228,773	320,006
Gain on disposal of fixed assets		(155,000)
Deferred tax expenses	(634,000)
Changes in operating assets and liabilities:
Accounts receivable	(48,477)	(277,602)
Inventories	269,635	(394,106)
Prepaid expenses and other	(35,234	(55,466)
Other assets	5,262	(80,296)
Restructuring reserve	--	(25,312)
Accounts payable and other accrued liabilities	(492,353)	254,235
Net cash provided by (used in) operating activities	627,579	(256,391)
Cash flows from investing activities:
Purchases of property and equipment	(51,122)	(70,270)
Proceeds from sale of equipment	--	155,000
Net cash provided by (used in) investing activities	(51,122)	84,730
Cash flows from financing activities:
Borrowings (payments) under line of credit, net	(313,029)	482,909
Payments on debt obligations	(228,607)	(279,331)
Proceeds from sales of common stock	--	319,833
Net cash provided by (used in) financing activities	(541,636)	523,411
Net change in cash and cash equivalents	34,821	351,750
Cash and cash equivalents, beginning of year	407,039	55,289
Cash and cash equivalents, end of year	$441,860	$407,039
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$137,823	$155,933
Income taxes	$--	$--
Fixed assets acquired under capital leases	--	71,723

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

Fair Value of Financial Instruments

The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2006 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2006 as these instruments bear market rates of interest.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $229,000 and $320,000, for the years ended November 30, 2006, and 2005 respectively, of which 144,000 and $193,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. No impairment charges were recorded for the years ended November 30, 2006 and 2005.

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

Concentrations of Credit Risk

CASH AND CASH EQUIVALENTS

At November 30, 2006, the Company maintained cash balances at certain financial institutions in excess of federally insured limits. At November 30, 2006, the Company had approximately $331,860 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

CUSTOMERS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. Based on the Company's evaluation of its accounts receivable it has determined a reserve is not necessary at November 30, 2006 and 2005.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia will in turn provide its manufacturing facilities and work force to fabricate foam products at Foamex Asia's Singapore facility. The manufacturing agreement has a profit sharing provision that changes annually. The profit sharing split is as follows (in percentages):

YEAR	THE COMPANY	FOAMEX
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

Revenues and profits as reported relating to the Singapore manufacturing agreement were $584,020 and $586,131, for each of the two years ended November 30, 2006 and 2005, respectively. Under the amended agreement, only the Company's shares of the profit are reported as revenue.

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

SUPPLIERS

Foamex International, Inc. ("Foamex") accounted for 38% and 42% of consolidated purchases for the years ended November 30, 2006 and 2005, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business.  If another supplier's products were to be substituted by the Company's customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex.

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

The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of zero percent; expected volatility of 106 percent; risk-free interest rate 4.18 percent and expected life of 7.0 years. There were no stock option grants in 2006.

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123,"Accounting for Stock-Based Compensation", to stock-based employee compensation.

YEARS ENDED NOVEMBER 30:	2006	2005
Net income available to common shareholders	$1,333,973	$157,150
Plus: Stock-based employee compensation expense included in reported net loss	$--	$--
Less: Total stock-based employee compensation reversals (expense) determined using fair value based method	$(12,900)	$101,395
Pro forma net income available to common shareholders	$1,321,073	$258,545
Net income per common share, as reported Basic and diluted	$0.11	$0.01
Net income per common share, pro forma Basic	$0.11	$0.02
Diluted	$0.11	$0.02

Earnings per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted average shares outstanding for the years ended November 30, 2006 and 2005 relates to dilutive stock options and warrants.

There were 235,000 and 1,016,000 potentially dilutive options and warrants outstanding at November 30, 2006, and 2005, respectively, that were not included in the computation of the net income per share because they would be anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R will require additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the U.S. Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. SFAS 123R is effective for our first quarter of fiscal 2007. We have selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards' vesting periods. The adoption of SFAS 123R is not expected to have a material impact on our results of operations. However, uncertainties, including our future stock-based compensation strategy, stock price volatility, estimated forfeitures and employee stock option exercise behavior, make it difficult to determine whether the stock-based compensation expense that we will incur in future periods will be similar to the SFAS 123 pro forma expense disclosed in the Consolidated Financial Statements.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In June 2006, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-3 (EITF 06-3), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)."  EITF 06-3 applies to any tax assessed by a governmental authority that is directly imposed on a revenue producing transaction between a seller and a customer.  EITF 06-3 allows companies to present taxes either gross within revenue and expense or net.  If taxes subject to this issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amount of such taxes are recognized on a gross basis.  EITF 06-3 is required to be adopted during the first quarter of fiscal year 2008.

In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective)methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff’s views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements — Materiality (“SAB 99”).Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15,2006, which is effective with our year ended November 30, 2006. A change in the method of quantifying errors represents a change in accounting policy. Accordingly, if the use of the dual approach results in a larger, material misstatement, we will have to adjust its financial statements. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. the adoption of SAB 108 did not have a material impact on its consolidated financial position, results of operations or cash flows.
NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:

	2006	2005
Raw materials	$355,773	$479,206
Work-in-progress	94,949	150,763
Finished goods	364,700	489,988
	815,422	1,119,957
Less allowance for obsolete inventory	--	(34,900)
	$815,422	$1,085,057

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

	2006	2005
Machinery and equipment	$2,314,627	$2,308,362
Furniture and fixtures	1,451,649	1,425,503
Transportation equipment	76,540	76,540
Leasehold improvements	485,954	470,223
Construction in progress	9,450	9,450
	4,338,220	4,290,078
Less accumulated depreciation	(3,995,983)	(3,770,190)
	$342,237	$519,888

The assets held under capital leases have been included in property and equipment and total $342,237 and $519,888 with accumulated depreciation of $228,774 and $351,401 for the years ended November 30, 2006 and 2005, respectively.  Amortization costs related to assets under capital leases are charged to depreciation expense.

NOTE 4 - LINE OF CREDIT
In October 2003, the Company entered into a new line of credit agreement with a financial institution, which provides for borrowings up to $1,500,000, as defined. The line expired in October 2005. In September of 2005, the Company renegotiated the term of this debt instrument, reducing the line of credit from $3.75 million to $1.5 million under the new agreement, the line of credit bears interest at Prime plus 1.5% the Company was able to cure its debt covenant violations. In October of 2006, the Company renegotiated the term of this debt instrument. As a result of the new agreement, the interest at Prime plus 0.25% at November 30, 2006. The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including the maintenance of debt service and tangible net worth ratios.

At November 30, 2006 there are additional $576,000 borrowings available under this line-of-credit.

As of February 21, 2007 the Company has been approved for a Line-of-Credit with JP Morgan Chase to replace the current asset based lender. This line of credit will be used for working capital needs only. This interest rate of this instrument is the JP Morgan Prime Rate.

NOTE 5 - TERM LOAN

In October 2003, the Company obtained a term loan in the amount of $368,000. The term loan had an outstanding balance of $0 as of November 30, 2006. It bore interest at prime plus 2.0% and was secured by substantially all of the assets of the Company.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California at approximately $24,600 per month through November 2010.

Effective November 1, 2005 the Company rented office space in Dallas for its corporate Headquarters. The Company pays approximately $5,200 per month and the lease expires in October 2010.

Approximate future minimum operating and capital lease obligations at November 30, 2006, are as follows:

	OPERATING LEASES	CAPITAL LEASES
2007	$361,000	$39,000
2008	359,000	10,000
2009	359,000	--
2010	358,000	--
2011	--	--
Total minimum lease obligations	$1,437,000	$49,000
Less amounts representing interest		(9,000)
Present value of capital lease payments		40,000
Current portion		(20,000)
Long-term portion		$20,000

Lease expense for the years ended November 30, 2006, and 2005 was $58,545 and $56,723, respectively.

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2006, and 2005.

Employment Contracts

On June 24, 2005, Robert E. Delk, who has served as a member of the board of directors ("Board") of AM and as the President and Chief Executive Officer of AM since August 1, 2003, resigned from his position on the board of directors. Pursuant to the letter dated June 24, 2005 addressed to the Chairman of the Board of AM in which Mr. Delk advised the board of directors of his resignation as a director, Mr. Delk also gave written notice of termination of his employment with AM effective July 31, 2005 upon the expiration of his Employment Agreement dated August 1, 2003 with AM.

On August 22, 2005, AM entered into Employment Agreements with William G. Mortensen ("Mortensen") and Michael Bowen ("Bowen"). Pursuant to these Employment Agreements, Mortensen serves as President and Chief Financial Officer of AM and Bowen served as Executive Vice President of AM. The terms of employment are at will; however, if either is terminated without cause (as defined in the Employment Agreements), they receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and Bowen's base annual salary is set at $135,000. Mortensen and Bowen are each entitled to bonuses calculated by formulas based upon AM's income from continuing operations before taxes. In 2005 upon entering into his employment agreement, Bowen also received a grant of an incentive stock option to purchase up to 200,000 shares of AM's common stock for $0.20 per share. The option vests 20% per year for five years, beginning one year from the date of the grant. If Bowen's employment with AM terminates for any reason other than for cause or his voluntary resignation, the option does not terminate and vesting continues.  Due to Bowen's resignation as of July 7, 2006, all stock options have expired.

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

NOTE 7 - RELATED PARTY DEBT

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes were payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The Company is continuing to pay down these notes and as a result of the default they are included in current liabilities in the accompanying consolidated balance sheet.  The outstanding balance as of November 30, 2006 is approximately $44,000 payable to Timothy Busch only.  Mr. Delk was paid in full at his time of departure from the Company.

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

NOTE 8 - STOCKHOLDERS' EQUITY

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

The following table summarizes options granted and outstanding:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, November 30, 2004 (1,182,000 exercisable at a weighted average price of $0.82)	2,356,000	$1.01
Granted (weighted average fair value of $0.17)	300,000	$0.20
Canceled/Expired	(1,810,000)	$1.03
Outstanding, November 30, 2005 (466,000 exercisable at a weighted average price of $1.04)	846,000	0.69
Canceled/Expired	(371,000)	0.37
Outstanding, November 30, 2006 (390,000 exercisable at a weighted average price of $1.09)	475,000	$ 0.94

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2006.

EXERCISE PRICE	OUTSTANDING	EXERCISABLE	WEIGHTED AVERAGE CONTRACTUAL LIFE REMAINING
NUMBER OF OPTIONS
$ 0.17 - 0.40	240,000	155,000	3.4 years
1.50	190,000	190,000	0.3
1.75 - 3.69	45,000	45,000	1.2
	475,000	390,000

In August, 2005, AM issued to each of the Lenawee Trust and Plus Four Private Equities, L.P. 625,000 shares of AM's common stock for $0.20 per share ($125,000 each). The Lenawee Trust is an affiliate of Timothy R. Busch, the Chairman of AM's Board of Directors.

In August, 2005, the Company entered into Employment Agreements with William G. Mortensen ("Mortensen") and Michael Bowen ("Bowen"). Pursuant to these Employment Agreements, Mortensen will serve as President and Chief Financial Officer of AM and Bowen will serve as Executive Vice President of AM. The terms of employment are at will; however, if either is terminated without cause (as defined in the Employment Agreements), they receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and Bowen's base annual salary is set at $135,000. Mortensen and Bowen are each entitled to bonuses calculated by formulas based upon the Company's income from continuing operations before taxes. Bowen also received a grant of an incentive stock option to purchase up to 200,000 shares of the Company's common stock for $0.20 per share. The option vests 20% per year for five years, beginning one year from the date of the grant. If Bowen's employment with the Company terminates for any reason other than for cause or his voluntary resignation, the option does not terminate and vesting continues.  Effective July 7, 2006, Michael Bowen resigned from the Company to pursue other opportunities.  Due to Bowen's resignation all of his stock options granted have expired.

In October 2005, the Company sold 350,000 shares of the Company's common stock for total proceeds of $70,000.

NOTE 9 - INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

YEARS ENDED NOVEMBER 30:	2006	2005
Current:
Federal	$--	$--
State	2,000	2,400
	2,000	2,400

Deferred:
Federal	(636,000)	--
State	--	--
	--	--
Total income tax provision	$(634,000)	$2,400

The components of deferred tax assets and liabilities at November 30 are as follows:

	2006	2005
Deferred tax assets:
Tax (under) over book depreciation	$85,000	$56,000
Accounts receivable	--	12,000
Inventory	--	31,000
Accrued expenses	19,000	21,000
Federal net operating loss carryforwards	2,148,000	2,214,000
State net operating loss carryforwards	151,000	124,000
Goodwill and other intangible assets	218,000	329,000
Restructuring reserve	--	10,000
Total deferred tax assets	2,621,000	2,797,000
Less valuation allowance for deferred tax assets	(1,987,000)	(2,797,000)
Net deferred tax assets	$634,000	$--

At November 30, 2006 and 2005, the Company had a valuation allowance of $1,987,000 and $2,797,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2006, the Company has net tax operating loss carryforwards of approximately $6,319,000 available to offset future Federal tax liabilities. The carryforwards expire through 2026. As of November 30, 2006, the Company has net operating tax loss carryforwards of approximately $1,689,000 available to offset future state income tax liabilities, which expire through 2026.

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

YEARS ENDED NOVEMBER 30:	2006	2005
Income tax (benefit) at statutory rates	$238,000	$53,000
Permanent timing differences and other items	(62,000)	(387,000)
Change in federal valuation allowance and other permanent items	(812,000)	334,000
State and local income taxes, net of federal income tax	2,000	2,400

Total	$(634,000)	$2,400

NOTE 10 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The Company may contribute an amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $0 and $0 for the years ended November 30, 2006 and 2005, respectively.  All employees, including executive officers, may participate in this plan according to the rules set forth by the IRS.

NOTE 11 - FASB 131 SEGMENT REPORTING

The Company's foreign operations consist of a sales joint venture located in Singapore, which began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2006, and 2005:

	AMI-US OPERATIONS	AMI-SINGAPORE	CONSOLIDATED
NET SALES
2006	$9,412,260	$584,020	$9,996,280
2005	$8,078,343	$586,131	$8,664,474

SEGMENT INCOME BEFORE CORPORATE ALLOCATION
2006	$115,953	$584,020	$699,973
2005	$(428,981)	$586,131	$157,150
	AMI-US OPERATIONS	AMI-SINGAPORE	CONSOLIDATED
CORPORATE ALLOCATION
2006	58,402	(58,402)	--
2005	$62,468	$(62,468)	$--

NET INCOME (LOSS)
2006	$174,355	$525,618	$699,973
2005	$(366,513)	$523,663	$157,150

DEPRECIATION AND AMORTIZATION
2006	$(228,773)	$--	$(228,773)
2005	$(320,006)	$--	$(320,006)

INCOME TAXES BENEFIT (EXPENSE)
2006	$634,000	$--	$634,000
2005	$--	$--	$--

TOTAL ASSETS
2006	$4,081,981	$--	$4,081,981
2005	$3,781,995	$--	$3,781,995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MATERIALS GROUP, INC.
Dated: February 27, 2007
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

/s/ RICARDO G. BRUTOCAO Chief Executive Officer and Director February 27, 2007
--------------------------
Ricardo G. Brutocao

/s/ WILLIAM G. MORTENSEN President and Chief Financial Officer February 27, 2007
--------------------------
William G. Mortensen

/s/ TIMOTHY R. BUSCH Chairman and Director February 27, 2007
--------------------------
Timothy R. Busch

/s/ MAURICE J. DEWALD Director February 27, 2007
--------------------------
Maurice J. DeWald

/s/ N. PRICE PASCHALL Director February 27, 2007
--------------------------
N. Price Paschall

/s/ JOHN SAWYER Director February 27, 2007
--------------------------
John Sawyer

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
31.1 Certification by Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification by Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(*) Management contract or compensatory plan or arrangement.

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

(24) Filed as Exhibit 10.25 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(25) Filed as Exhibit 10.26 to Form 10-K filed February 28, 2000, incorporated herein by reference.

(26) Filed as Exhibit 16.1 to Form 8-K filed September 22, 2000, incorporated herein by reference.

(27) Filed as Exhibit 21 to Form 10-K filed February 28, 2000, incorporated herein by reference.

EXHIBIT 31.1

CERTIFICATIONS

I, Ricardo G. Brutocao, certify that:

1. I have reviewed this Form 10-KSB of Advanced Materials Group, Inc.;

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

Date: February 27, 2007

/s/ RICARDO G. BRUTOCAO
-----------------------
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, William G. Mortensen, certify that:

1. I have reviewed this Form 10-KSB of Advanced Materials Group, Inc.;

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

Date: February 27, 2007

/s/ WILLIAM G. MORTENSEN
-------------------------
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Advanced Materials Group, Inc. (the "Company") for the fiscal year ended November 30, 2006 (the "Report"), the undersigned hereby certifies in his capacities as Chief Executive Officer of the Company, respectively, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: February 27, 2007

By: /s/ RICARDO G. BRUTOCAO
-----------------------
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Advanced Materials Group, Inc. (the "Company") for the fiscal year ended November 30, 2006 (the "Report"), the undersigned hereby certifies in his capacities as Chief Executive Officer of the Company, respectively, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: February 27, 2007

By: /s/ WILLIAM G. MORTENSEN
------------------------
William G. Mortensen
President and Chief Financial Officer