Form 10QSB
period 2007-02-28
Advanced Materials Group, Inc.
filed 2007-04-16
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM_________________ TO__________________

COMMISSION FILE NO. 0-16401

ADVANCED MATERIALS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

       NEVADA                33-0215295
 (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

3303 LEE PARKWAY, SUITE 105, DALLAS, TEXAS       75219
   (Address of principal executive offices)          (Zip code)

(972) 432-0602
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,146,026 shares outstanding as of April 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Statements of Income (unaudited) for the three months ended February 28, 2007 and 2006................................	1
Consolidated Balance Sheets at February 28, 2007 (unaudited) and November 30, 2006...............................................................	2
Consolidated Statements of Cash Flows (unaudited) for the three months ended February 28, 2007 and 2006........................	3
Notes to Consolidated Financial Statements (unaudited)...................................................................................................................	4
ITEM 2. Management's Discussion and Analysis or Plan of Operation.....................................................................................................	6
ITEM 3. Controls and Procedures......................................................................................................................................................................	8
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.................................................................................................................................................................................	8
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................	8
ITEM 3. Defaults Upon Senior Securities........................................................................................................................................................	8
ITEM 4. Submission of Matters to a Vote of Security Holders.....................................................................................................................	8
ITEM 5. Other Information..................................................................................................................................................................................	8
ITEM 6. Exhibits....................................................................................................................................................................................................	9
Signatures...	10
Certifications

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 28, 2007	February 28, 2006
Net sales	$2,563,854	$2,375,337
Cost of sales	2,072,293	1,700,786
Gross profit	491,561	674,551
Operating expenses:
Selling, general and administrative	359,175	464,727
Depreciation and amortization	15,195	26,769
Total operating expenses	374,370	491,496
Income from operations	117,191	183,055
Other income (expense):
Interest expense	(22,217)	(41,884)
Other, net	8,788	11,522
Total other income (expense), net	(13,429)	(30,362)
Income tax benefit	169,223	-
Net income	$272,985	$152,693
Basic and diluted net income per share	$0.02	$0.01
Weighted average common shares outstanding:
Basic	12,133,693	12,116,026
Diluted	12,296,000	12,140,783

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2007 (unaudited)	November 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$290,736	$441,860
Accounts receivable, net	1,504,411	1,519,282
Inventories, net	1,143,196	815,422
Deferred tax asset	812,944	634,000
Prepaid expenses and other	301,275	253,477
Total current assets	4,052,562	3,664,041

Property and equipment, net	314,147	342,237
Other assets	75,702	75,702
Total assets	$4,442,411	$4,081,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$736,452	$405,492
Accrued liabilities	53,356	185,155
Notes payable - related parties	30,168	43,952
Line of credit	756,721	855,850
Current portion of capital lease obligations	17,671	19,728
Total current liabilities	1,594,368	1,510,177

Capital lease obligations, net of current portion	16,141	19,685
Total liabilities	1,610,509	1,529,862

Commitments and contingencies
	--	--
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,146,026 and 12,116,026 shares issued and outstanding at February 28, 2007 and November 30, 2006, respectively	12,146	12,116
Additional paid-in capital	8,362,266	8,355,497
Accumulated deficit	(5,542,510)	(5,815,495)
Total stockholders' equity	2,831,902	2,552,118
Total liabilities and stockholders' equity	$4,442,411	$4,081,980

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28, 2007	February 28, 2006
Cash flows from operating activities:
Net income	$272,985	$152,693
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	51,005	62,814
Deferred taxes	(178,944)	-
Stock based compensation	1,700	-
Changes in operating assets and liabilities:
Accounts receivable	14,871	236,901
Inventories	(327,774)	89,661
Prepaid expenses and other	(47,798)	66,999
Accounts payable and accrued liabilities	199,161	(575,971)
Net cash provided by (used in) operating activities	(14,794)	33,097
Cash flows from investing activities:
Purchases of property and equipment	(22,915)	(20,694)
Net cash used in investing	(22,915)	(20,694)
Cash flows from financing activities
Net borrowings (repayments) under line of credit	(99,129)	84,990
Repayments of long-term obligations	(19,385)	(55,307)
Exercise of stock options	5,099	--
Net cash provided by (used in) financing activities	(113,415)	29,683
Net change in cash and cash equivalents	(151,124)	42,086
Cash and cash equivalents, beginning of period	441,860	407,039
Cash and cash equivalents, end of period	$ 290,736	$ 449,125
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,217	$41,884
Income taxes	$9,722	$16,096

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 28, 2007 and the results of operations and cash flows for the interim periods ended February 28, 2007 and February 28, 2006. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. ("AM") and its wholly owned subsidiaries, Advanced Materials, Inc. ("AM") and Advanced Materials, Ltd.  All significant intercompany accounts and transactions have been eliminated.

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

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three-month periods ended February 28, 2007 and February 28, 2006, as their effect would be antidilutive.

There were 225,000 and 686,000 potentially dilutive options and warrants outstanding at February 28, 2007 and February 28, 2006, respectively, that were not included in the computation of net income per share because the impact would be anti-dilutive.

3) STOCK BASED COMPENSATION

On November 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”) , and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after November 1, 2006 and any outstanding share-based awards that were issued but not vested as of November 1, 2006. Accordingly, the consolidated financial statements as of February 28, 2006 and for the three months then ended have not been restated to reflect the impact of SFAS 123(R).

For the quarter ended February 28, 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $1,700. This amount includes compensation expense related to stock options granted prior to November 1, 2006, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. No options have been granted subsequent to November 1, 2006. The $1,700 of compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statement of income.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the first quarter of 2006 based on the fair value method under FAS 123:
Three Months Ended
February 28, 2006
Net income available to common shareholders	$152,693
Plus: Stock-based employee compensation expense included in reported net income	--
Less: Total stock-based employee compensation determined using fair value based method	(4,750)
Pro forma net income available to common stockholders	$147,943
Net income per common share - basic and diluted - as reported	$0.01
Net income per common share - basic and diluted - pro forma	$0.01
As of February 28, 2007 there was $19,267 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 2 years.

The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants. No option grants were made during the first quarter of fiscal 2007 or 2006.

The following is a summary of all stock option transactions for the three months ended February 28, 2007:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November, 2006	475,000	$0.94
Cancelled or expired	(10,000)	$1.78
Exercised	(30,000)	$0.17
Outstanding at February 28, 2007	435,000	$0.97	3.23	$62,900
Options exercisable at February 28, 2007	350,000	$1.14	2.40	$36,450
The total intrinsic value of options exercised during the quarter ended February 28, 2007 was $9,900 resulting in a tax benefit of $3,400.

4) INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	February 28, 2007	November 30, 2006
	(unaudited)
Raw Materials	$518,496	$355,773
Work-in-process	143,019	94,949
Finished Goods	485,281	364,700
Less allowance for obsolete inventories	3,600	--
	$1,143,196	$815,422
5) SINGAPORE ROYALTY AGREEMENT

Consolidated net sales and gross profit include income from the Singapore royalty agreement of $97,225 and $160,968 for the three-month periods ended February 28, 2007 and 2006, respectively. Based on the structure of the agreement, the Company has no cost of sales related to this income. Net income attributable to this agreement was $87,503 and $144,871 for the three-month periods ended February 28, 2007 and 2006, respectively.

6) INCOME TAXES

The Company recorded an income tax benefit of $178,944 in the first quarter of 2007. This benefit was mainly a result of the Company releasing its deferred tax asset allowance as management has determined that it is more likely than not that these assets will be realized.  This transaction increased the Deferred Tax Asset balance to $812,944, as of February 28, 2007.

As of February 28, 2007, the Company has a net operating tax loss carryforward of approximately $6,140,056 available to offset future Federal tax liabilities.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-KSB for the year ended November 30, 2006 and in "Factors That Could Affect Future Results" below.

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

GENERAL

As of February 28, 2007, we had working capital of $2,458,224 compared to working capital of $2,153,864 at November 30, 2006.

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 2007 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2006

Net sales for the quarter ended February 28, 2007 were $2,563,854 versus $2,375,337 for the same period of fiscal 2006, an increase of $188,517 or 7.9%. Revenues from the Singapore royalty agreement decreased to $97,225 in the three-month period ended February 28, 2007 from $160,968 in the comparable period in 2006. Revenues from U.S. operations increased to $2,466,629 in the first quarter of 2007 from $2,214,369 in 2006.

The increase in sales for U.S. operations is due to increased sales volumes.   The Company's primary strategic focus is generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. During the first quarter of 2007 the Company launched "Nundies," a new women's undergarment product owned by the Company.  This product is being sold through retailers and is available for direct purchase at mynundies.com.

The Singapore royalty agreement generated gross profit of $97,225 and $160,968 for the three month periods ended February 28, 2007 and 2006, respectively. Net income attributable to this agreement was $87,503 and $144,871 for the three-month periods ended February 28, 2007 and 2006, respectively.

Cost of goods sold for the quarters ended February 28, 2007 and February 28, 2006 were $2,072,293 and $1,700,786, respectively. The Company's gross profit margin was 19% in the 2007 period, compared to 28% in the 2006 period. Partially, the increased cost of goods sold is due to the launch of the new fashion product "Nundies."  During the launch period, the Company was not able to obtain bulk order pricing from suppliers.  The Company continues its strategy of negotiating supply contracts to guard against changing market conditions that may increase costs and buying in bulk quantities, when available, to achieve lower costs.  Cost of goods increased due to cost of launching of the "Nundies" product in anticipation of sales.

Selling, general and administrative expenses for the first quarter of fiscal 2007 and 2006 were $359,175 and $464,727, respectively, representing a decrease of $105,552 or 23%.

Interest expense for the first quarter of fiscal 2007 and 2006 was $22,217 and $41,884, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $178,944 in the first quarter of 2007. This benefit was mainly a result of the Company reducing its deferred tax asset allowance as management has determined that it is more likely than not that these assets will be realized.  This transaction increased the Deferred Tax Asset balance to $812,944, as of February 28, 2007.  As of February 28, 2007, the Company has a net operating tax loss carryforward of approximately $6,140,056 available to offset future Federal tax liabilities.

Net income for the first quarter of fiscal 2007 was $272,985, compared to $152,693 for the first quarter of fiscal 2006. Basic and diluted net income per share for the first quarter of fiscal 2007 was $0.02 per share, compared to $0.01 per share for the first quarter of fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $290,736 at February 28, 2007, compared with $441,860 at November 30, 2006. Operating activities used $14,794 of cash during the first quarter of fiscal 2007, compared with cash provided of $33,097 in the corresponding period of fiscal 2006. The cash used by operating activities in the first quarter of 2007 resulted primarily from an increase in inventories of $327,774 offset by an increase in accounts payable of $199,161. Significant non-cash items included an adjustment to deferred tax assets of $178,944 and depreciation and amortization expense of $51,005.

Capital expenditures were $22,915 for the three months ended February 28, 2007, compared to $20,694 for the corresponding period in fiscal 2006. The Company has instituted a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the three-months ended February 28, 2007 resulted in cash used in financing activities of $113,415 compared to cash provided in financing activities of $29,683 in the same period of 2006.

In October 2006, the Company obtained a line of credit agreement with a financial institution, which provides for borrowings up to $1,500,000. The line of credit bears interest at the prime rate of interest plus 0.25%. The line of credit is secured by substantially all of the assets of the Company. The line of credit agreement requires the Company to maintain certain financial covenants including (i) a fixed charge coverage ratio of not less than 1.25:1 for the immediately preceding rolling twelve month period, (ii) an adjusted tangible net worth of not less than $1,000,000 as of end of each fiscal quarter, for the immediately preceding rolling twelve month period, (ii) inventory turnover of not more than eighty (80) days as determined on a rolling twelve (12) month basis, and (iv) unfunded capital expenditures not in excess of $100,000.00 in any fiscal year. As of the last day of the first fiscal quarter of 2007, the Company was in compliance with all covenants contained in the line of credit loan agreement, and the amount outstanding under the line of credit was $756,721.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - The Company continues to improve the balance sheet through the realization of positive earnings quarter over quarter. This has allowed the Company to seek out conventional bank financing other than the current asset based credit facility in place. The Company is working towards moving to conventional bank line of credit by the second quarter of 2007.

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

NEW PRODUCT INTRODUCTIONS -  The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this it must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Thus, matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.  If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, it may lose market share and future revenue and earnings may suffer.

RELIANCE ON SUPPLIERS - The Company's manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or large raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases.  Any of these factors, if realized, could reduce the Company's profitability and operating results.

EARTHQUAKE - The AM manufacturing division in California is located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

INTELLECTUAL PROPERTY - The Company's success will depend, in part, on its ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. Although the Company has issued certain patents, it has filed patent applications in the United States Patent and Trademark Office with respect to certain patents that have not yet been issued. The Company cannot provide any assurance that patents will issue from these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad to protect the key aspects of our technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of its patents. In addition, the Company cannot assure investors that any owned patent rights will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. The Company's business plan assumes that it will obtain and maintain comprehensive patent protection of its technologies. The Company cannot assure investors that such protection will be obtained, or that, if obtained, it will withstand challenge. Furthermore, if an action is brought, a court may find that the Company has infringed on the patents owned by others. The Company may have to go to court to defend its patents, to prosecute infringements, or to defend infringement claims made by others. Patent litigation is expensive and time-consuming, and well-funded adversaries can use such actions as part of a strategy for depleting the resources of a small company such as AM. The Company cannot assure investors that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.

ENVIRONMENTAL - Some of the Company's operations use substances regulated under various federal, state and international laws governing the environment. It is the Company's policy to apply strict standards for environmental protection to sites inside and outside the U.S., even when not subject to local government regulations. The Company has not been notified of any environmental infractions.

STOCK PRICE - The Company's stock price has historically been volatile. Some of the factors that can affect the stock price are:
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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President/Chief Financial Officer (the Company's principal executive officer and principal financial officer), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended February 28, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2007, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended February 28, 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Dated: April 16, 2007
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

Date: April 16, 2007

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

Date: April 16, 2007

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended February 28, 2007 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: April 16, 2007

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the fiscal quarter ended February 28, 2007 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: April 16, 2007

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer