Form 10QSB
period 2007-05-31
Advanced Materials Group, Inc.
filed 2007-07-12
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,146,026 shares outstanding as of July 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Statements of Income (unaudited) for the three and six months ended May 31, 2007 and 2006.................................	1
Consolidated Balance Sheets at May 31, 2007 (unaudited) and November 30, 2006........................................................................................	2
Consolidated Statements of Cash Flows (unaudited) for the six months ended May 31, 2007 and 2006......................................................	3
Notes to Consolidated Financial Statements (unaudited).....................................................................................................................................	4
ITEM 2. Management's Discussion and Analysis or Plan of Operation.............................................................................................................	6
ITEM 3.Controls and Procedures..............................................................................................................................................................................	9
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings...........................................................................................................................................................................................	9
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds................................................................................................................	10
ITEM 3. Defaults Upon Senior Securities..................................................................................................................................................................	10
ITEM 4. Submission of Matters to a Vote of Security Holders...............................................................................................................................	10
ITEM 5. Other Information...........................................................................................................................................................................................	10
ITEM 6. Exhibits...	10
Signatures...	11
Certifications

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006
Net sales	$2,587,204	$2,526,034	$5,151,059	$4,901,371
Cost of sales	1,976,760	1,806,347	4,049,053	3,507,133
Gross profit	610,444	719,687	1,102,006	1,394,238

Operating expenses:
Selling, general and administrative	420,821	456,950	779,996	921,676
Depreciation and amortization	9,625	20,296	24,820	47,065
Total operating expenses	430,446	477,246	804,816	968,741

Income from operations	179,998	242,441	297,190	425,497
Other income (expense):
Interest expense	(19,194)	(37,068)	(41,411)	(78,952)
Other, net	10,605	(339)	19,393	11,183
Total other expenses, net	(8,589)	(37,407)	(22,018)	(67,769)
Income tax benefit (expense)	(11,348)	--	157,874	--
Net income	$160,061	$205,034	$433,046	$357,728

Basic and diluted earnings per common share	$0.01	$0.02	$0.04	$0.03

Weighted Average Common Shares Outstanding:
Basic	12,133,693	12,116,026	12,133,693	12,116,026
Diluted	12,384,488	12,151,626	12,340,244	12,146,217

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2007 (unaudited)	November 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$185,573	$441,860
Accounts receivable, net	1,458,081	1,519,282
Inventories, net	1,242,935	815,422
Deferred tax asset	813,523	634,000
Prepaid expenses and other	525,183	253,477
Total current assets	4,225,295	3,664,041

Property and equipment, net	278,887	342,237
Other assets	75,702	75,702
Total assets	$4,579,884	$4,081,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$353,501	$405,492
Accrued liabilities	62,840	185,155
Notes payable - related parties	16,384	43,952
Bank note payable	1,125,000	855,850
Current portion of capital lease obligations	17,671	19,728
Total current liabilities	1,575,396	1,510,177

Capital lease obligations, net of current portion	10,825	19,685
Total liabilities	1,586,221	1,529,862

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,146,026 and 12,116,026 shares issued and outstanding at May 31, 2007 and November 30, 2006, respectively	12,146	12,116
Additional paid-in capital	8,363,966	8,355,497
Accumulated deficit	(5,382,449)	(5,815,495)
Total stockholders' equity	2,993,663	2,552,118
Total liabilities and stockholders' equity	$4,579,884	$4,081,980

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31, 2007	May 31, 2006
Cash flows from operating activities:
Net income	$433,046	$357,728
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	90,982	119,241
Deferred taxes	(179,523)	--
Stock based compensation	3,400	--
Changes in operating assets and liabilities:
Accounts receivable	61,202	235,084
Inventories	(427,513)	59,461
Prepaid expenses and other	(271,706)	182,070
Accounts payable and accrued liabilities	(174,306)	(603,512)
Net cash provided by (used in) operating activities	(464,418)	350,072
Cash flows from investing activities:
Purchases of property and equipment	(27,633)	(37,147)
Net cash used in investing	(27,633)	(37,147)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	269,1500	(250,650)
Repayments of long-term obligations	(38,485)	(106,395)
Exercise of stock options	5,099	--
Net cash provided by (used in) financing activities	235,764	(357,045)
Net change in cash and cash equivalents	(256,287)	(44,120)
Cash and cash equivalents, beginning of period	441,860	407,039
Cash and cash equivalents, end of period	$ 185,573	$ 362,919
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$41,411	$78,952
Income taxes	$2,400	$--

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of May 31, 2007 and the results of operations and cash flows for the three and six-month periods ended May 31, 2007 and May 31, 2006. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. (the "Company" or "AMG") and its wholly owned subsidiary, Advanced Materials, Inc. ("AMI").  All significant intercompany accounts and transactions have been eliminated.

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

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options and warrants have been excluded for the three and six-month periods ended May 31, 2007 and May 31, 2006, as their effect would be antidilutive.

There were 35,000 and 656,000 potentially dilutive options and warrants outstanding at May 31, 2007 and May 31, 2006, respectively, that were not included in the computation of net income per share because the impact would be anti-dilutive.

3) STOCK BASED COMPENSATION

On November 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”) and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after November 1, 2006 and any outstanding share-based awards that were issued but not vested as of November 1, 2006. Accordingly, the consolidated financial statements as of May 31, 2006 and for the six months then ended have not been restated to reflect the impact of SFAS 123(R).

For the three and six-month periods ended May 31, 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $1,700 and $3,400, respectively. This amount includes compensation expense related to stock options granted prior to November 1, 2006, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. No options have been granted subsequent to November 1, 2006. The compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statement of income.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the second quarter of 2006 based on the fair value method under FAS 123:

	Three-Months Ended	Six-Months Ended
	May 31, 2006	May 31, 2006
Net income (loss) available to common stockholders	$205,034	$357,728

Plus: Stock-based employee compensation included in reported net income (loss)	-	-
Less: Total stock-based employee compensation determined using fair value based method	(4,750)	(9,500)
Pro forma net income (loss) available to common stockholders	200,284	348,228

Net income (loss) per common share - as reported:
Basic	0.02	0.03
Diluted	0.02	0.03
Net income (loss) per common share - pro forma:
Basic	0.02	0.03
Diluted	0.02	0.03

As of May 31, 2007 there was $17,567 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 2 years.

The Company used the Black-Scholes Option Pricing Model to determine the fair value of option grants. No option grants were made during the second quarter of fiscal 2007 or 2006.

The following is a summary of all stock option transactions for the six months ended May 31, 2007:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November, 2006	475,000	$0.94
Cancelled or expired	(200,000)	$1.52
Exercised	(30,000)	$0.17
Outstanding at May 31, 2007	245,000	$0.35	3.05	$155,300
Options exercisable at May 31, 2007	165,000	$0.71	2.26	$94,500

The total intrinsic value of options exercised during the six-month period ended May 31, 2007 was $9,900 resulting in a tax benefit of $3,400.

4) INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	May 31, 2007 (unaudited)	November 30, 2006
Raw Materials	$624,814	$355,773
Work-in-process	139,595	94,949
Finished Goods	483,326	364,700
Less allowance for obsolete inventories	4,800	--
	$1,242,935	$815,422

5) SINGAPORE ROYALTY AGREEMENT

Consolidated net sales and gross profit include income from the Singapore royalty agreement of $95,263 and $161,856 for the three-month periods ended May 31, 2007 and 2006, respectively. Based on the structure of the agreement, the Company has no cost of sales related to this income. Net income attributable to this agreement was $85,736 and $145,670 for the three-month periods ended May 31, 2007 and 2006, respectively.

6) INCOME TAXES

The Company recorded an income tax benefit of $179,523 during the six-month period ended May 31, 2007. This benefit was mainly a result of the Company releasing its deferred tax asset allowance as management has determined that it is more likely than not that these assets will be realized.  This transaction increased the deferred tax asset balance to $813,523, as of May 31, 2007.

As of May 31, 2007, the Company has a net operating tax loss carryforward of approximately $5,955,587 available to offset future federal tax liabilities.

7) DEBT

On March 1, 2007, AMG, through its wholly-owned subsidiary AMI, obtained a $2,000,000 credit facility (the “Credit Facility”) from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI. The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

AMI can borrow, pay and reborrow principal under the Credit Facility from time to time during its term, but the outstanding principal balance under the Credit Facility may not exceed the lesser of the borrowing base or $2,000,000. For purposes of the Credit Facility, “borrowing base” is calculated by adding 80% of AMI's eligible accounts receivable to 50% of the lower of cost or wholesale market value of all of AMI's eligible inventory.

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008.

The Credit Facility is secured by a first priority lien on all of AMI's currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AMI and Lender.

The Credit Agreement contains certain covenants with which AMI must comply. Subject to Lender's consent, AMI is prohibited under the Credit Agreement from, among other things, declaring or paying dividends on its capital stock, issuing, selling or otherwise disposing of any shares of its capital stock and incurring, assuming or permitting to remain outstanding any indebtedness for borrowed money, subject to certain exceptions. Additionally, AMI is prohibited from engaging in any business activities substantially different from those in which it is currently engaged and from merging or consolidating with any other entity or selling any of its assets outside of the ordinary course of business.

The line of credit agreement requires the Company to maintain certain financials covenants including maintaining tangible net worth no less than $1,500,000.00 as of each fiscal quarter end.

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business.  Borrowings outstanding under the Line of Credit at May 31, 2007 were $1,000,000.

In order to facilitate the Company's obtaining the Credit Facility, on April 2, 2007, the Company terminated its existing $1,500,000 line of credit agreement with Textron Financial Corporation, which was evidenced by a Loan and Security Agreement dated October 9, 2003, as amended.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiary to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-KSB for the year ended November 30, 2006 and in "Factors That Could Affect Future Results" below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. AMG undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

GENERAL

As of May 31, 2007, we had working capital of $2,649,899 compared to working capital of $2,153,864 at November 30, 2006.

RESULTS OF OPERATIONS THREE MONTHS ENDED MAY 31, 2007 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2006

Net sales for the quarter ended May 31, 2007 were $2,587,504 versus $2,526,034 for the same period of fiscal 2006, an increase of $61,470 or 2.4%. Revenues from the Singapore royalty agreement decreased to $95,263 in the three-month period ended May 31, 2007 from $161,856 in the comparable period in 2006. Revenues from U.S. operations increased to $2,492,241 in the second quarter of 2007 from $2,364,178 in 2006.

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

The Singapore royalty agreement generated gross profit of $95,263 and $161,856 for the three month periods ended May 31, 2007 and 2006, respectively. Net income attributable to this agreement was $85,637 and $145,670 for the three-month periods ended May 31, 2007 and 2006, respectively. Due to increased cost of material and lower volume of sales by Singapore, the revenue attributable to the royalty decreased compared with the second fiscal quarter of last year.

Cost of goods sold for the quarters ended May 31, 2007 and May 31, 2006 were $1,976,760 and $1,806,347, respectively. The Company's gross profit margin was 23.6% in the 2007 period, compared to 28.5% in the 2006 period. Partially, the increase in cost of goods sold and the decrease in gross profit margin is due to the launch of the new fashion product "Nundies."  During the launch period, the Company was not able to obtain bulk order pricing from suppliers.  The Company continues its strategy of negotiating supply contracts to guard against changing market conditions that may increase costs and buying in bulk quantities, when available, to achieve lower costs.

Selling, general and administrative expenses for the second quarter of fiscal 2007 and 2006 were $420,821 and $456,950, respectively, representing a decrease of $36,129 or 7.9%.

Interest expense for the second quarter of fiscal 2007 and 2006 was $19,194 and $37,068, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations and the amount borrowed under our credit facility.

Net income for the second quarter of fiscal 2007 was $160,061, compared to $205,034 for the second quarter of fiscal 2006. Basic and diluted net income per share for the second quarter of fiscal 2007 was $0.01 per share, compared to $0.02 per share for the second quarter of fiscal 2006.

RESULTS OF OPERATIONS SIX-MONTHS ENDED MAY 31, 2007 COMPARED TO THE SIX-MONTHS ENDED MAY 31, 2006

Net sales for the period ended May 31, 2007 were $5,151,059 versus $4,901,371 for the same period of fiscal 2006, an increase of $249,688 or 5%. Revenues from the Singapore royalty agreement decreased to $192,488 in the six-month period ended May 31, 2007 from $322,824 in the comparable period in 2006. Revenues from U.S. operations increased to $4,958,571 as of the second quarter of 2007 from $4,578,547 in 2006.  The increase in sales for U.S. operations is due to increased sales volumes.

The Singapore royalty agreement generated gross profit of $192,488 and $322,824 for the six-month periods ended May 31, 2007 and 2006, respectively. Net income attributable to this agreement was $173,239 and $290,542 for the six-month periods ended May 31, 2007 and 2006, respectively. Due to increased cost of material and lower volume of sales by Singapore, the revenue attributable to the royalty decreased compared with the second fiscal quarter of last year.

Cost of goods sold for the six month periods ended May 31, 2007 and May 31, 2006 were $4,049,053 and $3,507,133, respectively. The Company's gross profit margin was 21.4% in the 2007 six month period, compared to 28.4% in the 2006 six month period.  Partially, the increase in cost of goods sold and the decrease in gross profit margin  is due to the launch of the new fashion product "Nundies."

Selling, general and administrative expenses as of the end of the fiscal 2007 and 2006 six month periods were $779,996 and $921,676, respectively, representing a decrease of $141,680 or 15.4%. Due to managed and conservative spending, selling, general and administrative expenses have decreased compared with the same period of last year.

Interest expense as of the end of the fiscal 2007 and 2006 six month periods was $41,411 and $78,952, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations and the amount borrowed under our credit facility.

Net income as of the end of the six-month period of fiscal 2007 was $433,046, compared to $357,728 in 2006. Basic and diluted net income per share as of fiscal 2007 was $0.04 per share, compared to $0.03 per share in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $185,573 at May 31, 2007, compared with $441,860 at November 30, 2006. Operating activities used $464,418 of cash during the six-month period ended May 31, 2007, compared with cash provided of $350,072 in the corresponding period of fiscal 2006. The cash used by operating activities during the six-month period ended May 31, 2007 resulted primarily from an increase in inventories of $427,513. Significant non-cash items included depreciation and amortization expense totaled $90,982 and a change in deferred taxes of $179,523 for the six-month period ended May 31, 2007.

Capital expenditures were $27,633 for the six-month period ended May 31, 2007, compared to $37,147 for the corresponding period in fiscal 2006. The decrease is attributable to a Company-wide program implemented to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the six-months ended May 31, 2007 resulted in cash provided by financing activities of $235,764 compared to cash used in financing activities of $357,045 in the same period of 2006.

On March 1, 2007, AMG, through its wholly-owned subsidiary AMI, obtained a $2,000,000 credit facility (the “Credit Facility”) from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI. The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

AMI can borrow, pay and reborrow principal under the Credit Facility from time to time during its term, but the outstanding principal balance under the Credit Facility may not exceed the lesser of the borrowing base or $2,000,000. For purposes of the Credit Facility, “borrowing base” is calculated by adding 80% of AMI's eligible accounts receivable to 50% of the lower of cost or wholesale market value of all of AMI's eligible inventory.

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008.

The Credit Facility is secured by a first priority lien on all of AMI's currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AMI and Lender.

The Credit Agreement contains certain covenants with which AMI must comply. Subject to Lender's consent, AMI is prohibited under the Credit Agreement from, among other things, declaring or paying dividends on its capital stock, issuing, selling or otherwise disposing of any shares of its capital stock and incurring, assuming or permitting to remain outstanding any indebtedness for borrowed money, subject to certain exceptions. Additionally, AMI is prohibited from engaging in any business activities substantially different from those in which it is currently engaged and from merging or consolidating with any other entity or selling any of its assets outside of the ordinary course of business.

The line of credit agreement requires the Company to maintain certain financials covenants including maintaining tangible net worth no less than $1,500,000.00 as of each fiscal quarter end.

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business. Borrowings outstanding under the Line of Credit at May 31, 2007 were $1,000,000.

In order to facilitate the Company's obtaining the Credit Facility, on April 2, 2007, the Company terminated its existing $1,500,000 line of credit agreement with Textron Financial Corporation, which was evidenced by a Loan and Security Agreement dated October 9, 2003, as amended.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - AMI obtained a Credit Facility in the second quarter 2007.  The credit agreement evidencing the Credit Facility requires AMI to maintain certain financial convenants as outlined in the Credit Agreement.  Failure to meet these financial covenants could result in increased borrowing costs.  The Credit Facility is secured by a first priority lien on all of AMI’s currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AMI and the Lender. If a default occurs under the documents evidencing the Credit Facility, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the continuing Security Agreement to be transferred to Lender or registered in Lender’s or any other designated entity’s name. Any such event may materially impair AMI’s and the Company’s ability to conduct its business.

CUSTOMER CONCENTRATION - The Company realizes 50% or more of its revenue from five customers.  Any loss of business from these customers could have a significant impact on the Company's financial position.

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

LIQUIDITY - Our common stock trades in the United States only on the pink sheets, which is a reporting service and not a securities exchange. We cannot assure investors that in the future our common stock will ever qualify for inclusion on any of the NASDAQ markets, the American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock. The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock

Historically, the volume of trades for our stock has been limited. Moreover, thus far the prices at which our common stock has traded have fluctuated fairly widely on a percentage basis. The trading activity in our common stock should be considered sporadic, illiquid and highly volatile.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President/Chief Financial Officer (the Company's principal executive officer and principal financial officer), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended May 31, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2007, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended May 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2007 AMG annual meeting of stockholders was held on May 11, 2007. At the annual meeting, the following persons were elected to serve as directors until the next annual meeting of stockholders or until their respective successors are duly elected and qualified, by the votes indicated below:

Name	For	Abstain/Broker Non-votes

Timothy R. Busch	9,629,071	387,598
N. Price Paschall	9,644,180	372,489
Maurice J. DeWald	9,649,191	367,478
Ricardo G. Brutocao	9,649,191	367,478
John Sawyer	9,649,191	367,478

During the annual meeting, the stockholders also approved the Advanced Materials Group, Inc. 2007 Stock Incentive Plan, and ratified the appointment of Catherine Fang CPA, LLC as the independent accountants for AMG for the fiscal year ending November 30, 2007, by the votes indicated below:
	For	Against	Abstain/Broker Non-votes

Adoption of the 2007 Stock Incentive Plan	9,934,948	17,171	0
Ratification of the appointment of Catherine Fang CPA, LLC	6,717,460	70,885	3,216,999

No other matters were voted on during the annual meeting.

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS

(a) Exhibits.
EXHIBIT NO.   DESCRIPTION

10.1     Credit Agreement dated as of March 1, 2007 between JP Morgan Chase Bank, N.A. and Advanced Materials, Inc.

10.2     Continuing Security Agreement dated as of March 1, 2007, executed by Advanced Materials, Inc. in favor of JP Morgan Chase Bank, N.A.

10.3     Line of Credit Note dated March 1, 2007, in the principal amount of $2,000,000.00, issued by Advanced Materials, Inc. to the order of JP Morgan Chase Bank, N.A.

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

Dated: July 12, 2007
ADVANCED MATERIALS GROUP, INC.

/s/ Ricardo G. Brutocao
Ricardo G. Brutocao
Chief Executive Officer

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

Date: July 12, 2007

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

Date: July 12, 2007

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended May 31, 2007 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: July 12, 2007

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the fiscal quarter ended May 31, 2007 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material as of, and for, the periods presented in the report respects, the consolidated financial condition and results of operations of the Company.

Dated: July 12, 2007

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer