Form 10QSB
period 2007-08-31
Advanced Materials Group, Inc.
filed 2007-10-15
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,146,026 shares outstanding as of October 5, 2007.

Transitional Small Business Disclosure Format (check one): Yes☐     No ☒

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Statements of Income (unaudited) for the three and nine months ended August 31, 2007 and 2006...........................................	1
Consolidated Balance Sheets at August 31, 2007 (unaudited) and November 30, 2006..........................................................................................	2
Consolidated Statements of Cash Flows (unaudited) for the nine months ended August 31, 2007 and 2006.....................................................	3
Notes to Consolidated Financial Statements (unaudited)............................................................................................................................................	4
ITEM 2. Management's Discussion and Analysis or Plan of Operation....................................................................................................................	6
ITEM 3. Controls and Procedures.....................................................................................................................................................................................	9
PART II. OTHER INFORMATION
ITEM 6. Exhibits...	10
Signatures...	11
Certifications

ii

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Net sales	$2,838,600	$2,327,246	$7,989,659	$7,228,617
Cost of sales	2,202,729	1,714,339	6,251,782	5,221,472
Gross profit	635,871	612,907	1,737,877	2,007,145

Operating expenses:
Selling, general and administrative	514,324	453,370	1,294,320	1,375,046
Depreciation and amortization	8,385	19,751	33,205	66,816
Total operating expenses	522,709	473,121	1,327,525	1,441,862

Income from operations	113,162	139,786	410,352	565,283
Other income (expense):
Interest expense	(24,879)	(32,671)	(66,290)	(111,623)
Other, net	(1,961)	1,019	17,432	12,202
Total other expenses, net	(26,840)	(31,652)	(48,858)	(99,421)
Income tax benefit (expense)	15,514	--	173,388	--
Net income	$101,836	$108,134	$534,882	$465,862

Basic and diluted earnings per common share	$0.01	$0.01	$0.04	$0.04

Weighted Average Common Shares Outstanding:
Basic	12,146,026	12,116,026	12,141,915	12,116,026
Diluted	12,407,980	12,230,854	12,362,823	12,172,626

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2007 (unaudited)	November 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$207,038	$441,860
Accounts receivable, net	1,598,759	1,519,282
Inventories, net	1,159,007	815,422
Deferred tax asset	851,178	634,000
Prepaid expenses and other	570,562	253,477
Total current assets	4,386,544	3,664,041

Property and equipment, net	611,169	342,237
Other assets	75,702	75,702
Total assets	$5,073,415	$4,081,980

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$483,222	$405,492
Accrued liabilities	4,401	185,155
Notes payable - related parties	--	43,952
Bank debt	1,225,000	855,850
Current portion of capital lease obligations	53,727	19,728
Total current liabilities	1,766,350	1,510,177

Capital lease obligations, net of current portion	82,258	19,685
Total liabilities	1,848,608	1,529,862

Commitments and contingencies	--	--

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,146,026 and 12,116,026 shares issued and outstanding at August 31, 2007 and November 30, 2006, respectively	12,146	12,116
Additional paid-in capital	8,493,271	8,355,497
Accumulated deficit	(5,280,610)	(5,815,495)
Total stockholders' equity	3,224,807	2,552,118
Total liabilities and stockholders' equity	$5,073,415	$4,081,980

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31, 2007	August 31, 2006
Cash flows from operating activities:
Net income	$534,882	$465,862
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	124,914	174,996
Deferred taxes	(217,178)	--
Stock based compensation	132,705
Changes in operating assets and liabilities:
Accounts receivable	(79,477)	(163,511)
Inventories	(343,585)	110,066
Prepaid expenses and other	(317,085)	132,848
Accounts payable and accrued liabilities	(103,024)	(652,518)
Net cash provided by (used in) operating activities	(267,848)	67,743
Cash flows from investing activities:
Purchases of property and equipment	(284,843)	(47,087)
Net cash used in investing	(284,843)	(47,087)
Cash flows from financing activities:
Net borrowings (repayments) under line of credit	369,150	66,133
Repayments under term loan	--	(70,885)
Repayments of long-term obligations	(56,380)	(81,132)
Exercise of stock options	5,099	--
Net cash provided by (used in) financing activities	317,869	(85,884)
Net change in cash and cash equivalents	(234,822)	(65,228)
Cash and cash equivalents, beginning of period	441,860	407,039
Cash and cash equivalents, end of period	$ 207,038	$ 341,811
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$66,920	$111,623
Income taxes	$28,450	$45,800

Non-cash transaction
Equipment acquired via capital lease	$109,000	$--

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position of Advanced Materials Group, Inc. (the "Company") as of August 31, 2007 and the results of operations and cash flows for the three and nine-month periods ended August 31, 2007 and August 31, 2006. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Advanced Materials, Inc. ("AMI").  All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution to basic earnings per share that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents, including stock options and warrants, have been excluded for the three- and nine-month periods ended August 31, 2007 and August 31, 2006, as their effect would be antidilutive.

There were 35,000 and 656,000 potentially dilutive options and warrants outstanding at August 31, 2007 and August 31, 2006, respectively, that were not included in the computation of net income per share, because the impact would be anti-dilutive.

3) STOCK BASED COMPENSATION

On November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after November 1, 2006 and any outstanding share-based awards that were issued but not vested as of November 1, 2006. Accordingly, the consolidated financial statements as of August 31, 2006 and for the three- and nine-months then ended have not been restated to reflect the impact of SFAS 123(R).

For the three- and nine-month periods ended August 31, 2007, the adoption of SFAS 123(R) resulted in incremental stock-based compensation expense of $129,305 and $132,705, respectively. This amount includes compensation expense related to stock options granted prior to November 1, 2006, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 and options granted to directors in July 2007. The compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statement of income.

Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the third quarter of fiscal 2006 based on the fair value method under SFAS 123:

	Three-Months Ended	Nine-Months Ended
	August 31, 2006	August 31, 2006
Net income available to common stockholders	$108,134	$465,862

Plus: Stock-based employee compensation included in reported net income	-	-
Less: Total stock-based employee compensation determined using fair value based method	(1,700)	(11,200)
Pro forma net income available to common stockholders	106,434	454,662

Net income per common share - as reported:
Basic	0.01	0.04
Diluted	0.01	0.04
Net income per common share - pro forma:
Basic	0.01	0.04
Diluted	0.01	0.04

As of August 31, 2007 there was $12,467 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the Company's 1998 Stock Option Plan, 2003 Stock Plan and 2007 Stock Incentive Plan. This cost is expected to be recognized over a weighted average period of approximately 1.7 years.

The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the third quarter of fiscal 2007, the Company granted 183,200 fully vested options to directors at an exercise price of $0.90. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.90, exercise price - $0.90, expected life - 5 years, volatility - 101% and a risk free rate of 5.07%. The calculated fair value of each option was approximately $0.70. No option grants were made during the third quarter of fiscal 2006.

The following is a summary of all stock option transactions for the nine months ended August 31, 2007:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November, 2006	475,000	$0.94
Cancelled or expired	(200,000)	$1.52
Exercised	(30,000)	$0.17
Granted	183,200	$0.90
Outstanding at August 31, 2007	428,200	$0.71	7.17	$132,200
Options exercisable at August 31, 2007	368,200	$0.78	7.38	$80,200

The total intrinsic value of options exercised during the nine-month period ended August 31, 2007 was $9,900 resulting in a tax benefit of $3,400.

4) INVENTORIES
Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	August 31, 2007 (unaudited)	November 30, 2006
Raw Materials	$594,732	$355,773
Work-in-process	175,656	94,949
Finished Goods	393,419	364,700
Less allowance for obsolete inventories	4,800	--
	$1,159,007	$815,422

5) SINGAPORE ROYALTY AGREEMENT

Consolidated net sales and gross profit include income from the Singapore royalty agreement of $284,497 and $135,185 for the three-month periods ended August 31, 2007 and 2006, respectively. Based on the structure of the agreement, the Company has no cost of sales related to this income. Net income attributable to this agreement was $256,057 and $121,667 for the three-month periods ended August 31, 2007 and 2006, respectively.

6) INCOME TAXES

The Company recorded an income tax benefit of $173,388 during the nine-month period ended August 31, 2007. This benefit was mainly a result of the Company releasing its deferred tax asset allowance due to the issuance of stock options to directors of the Company and the income tax benefit that was realized based on the booking of this transaction. Management has determined that it is more likely than not that these assets will be realized.  This transaction increased the deferred tax asset balance to $851,178 as of August 31, 2007.

As of August 31, 2007, the Company has a net operating tax loss carryforward of approximately $5,955,587 available to offset future federal tax liabilities.

7) DEBT

On March 1, 2007, the Company, through its wholly-owned subsidiary AMI, obtained a $2,000,000 credit facility (the “Credit Facility”) from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI. The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008.

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

The Credit Agreement requires the Company to maintain certain financials covenants including maintaining tangible net worth no less than $1,500,000 as of each fiscal quarter end.

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business.  Borrowings outstanding under the Credit Facility at August 31, 2007 were $1,225,000.

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

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiary to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to: the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues; and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-KSB for the year ended November 30, 2006 and in "Factors That Could Affect Future Results" below.

Forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS - THREE MONTHS ENDED AUGUST 31, 2007 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2006

Net sales for the three-month period ended August 31, 2007 were $2,838,600 compared to $2,327,246 for the same period in 2006, an increase of $511,354, or 22.0%. Revenues from the Singapore royalty agreement increased to $284,497 in the three-month period ended August 31, 2007 compared to $135,185 for the same period in 2006. Revenues from U.S. operations in the three-month period ended August 31, 2007 increased to $2,554,103 compared to $2,192,061 for the same period in 2006.

The increase in sales for U.S. operations is due to increased sales volumes.   The Company's primary strategic focus is generating its own proprietary opportunities with its existing customer base and new prospects in order to build a more competitive base of business across the U.S. During the first quarter of 2007, the Company launched "Nundies," a new women's undergarment owned by the Company.  This product is being sold through retailers nationally and is available for purchase online at nundies.com.

The Singapore royalty agreement generated gross profit of $284,497 and $135,185 for the three-month periods ended August 31, 2007 and 2006, respectively. Net income attributable to this agreement was $256,057 and $121,667 for the three-month periods ended August 31, 2007 and 2006, respectively.

Cost of sales for the three-month periods ended August 31, 2007 and August 31, 2006 were $2,202,729 and $1,714,339, respectively. The Company's gross profit margin was 22.4% in the 2007 period, compared to 26.3% in the 2006 period.  The increase in cost of sales and the decrease in gross profit margin was due in part to the launch of "Nundies" and the achievement of ISO Certification, which is critical to the business.  During the launch period, the Company was not able to obtain bulk order pricing from suppliers.  The Company continues its strategy of negotiating supply contracts to guard against changing market conditions that may increase costs. The Company also buys in bulk quantities, when available, to achieve lower costs.

Selling, general and administrative expenses for the three-month period ended August 31, 2007 were $514,324 compared to $453,370 for the same period in 2006, representing an increase of $60,954, or 13.4%.

Interest expense for the three-month periods ended August 31, 2007 and August 31, 2006 was $24,879 and $32,671, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations and the amount borrowed under our credit facility.

Net income for the three-month period ended August 31, 2007 was $101,836, compared to $108,134 for the same period in 2006, a decrease of $6,298, or 5.8%. Basic and diluted net income per share for the third quarter of fiscal year 2007 was $0.01 per share, compared to $0.01 per share for the third quarter of fiscal year 2006. Net Income for the period was reduced due to the implementation SFAS 123(R) for stock options granted to directors in the third quarter of 2007. The expense recognized for these options was $147,000.

RESULTS OF OPERATIONS - NINE-MONTHS ENDED AUGUST 31, 2007 COMPARED TO THE NINE-MONTHS ENDED AUGUST 31, 2006

Net sales for the nine-month period ended August 31, 2007 were $7,989,659 compared to $7,228,617 for the same period in 2006, an increase of $761,042, or 10.5%. Revenues from the Singapore royalty agreement increased to $476,985 in the nine-month period ended August 31, 2007 compared to $458,009 in same period in 2006. Revenues from U.S. operations for the nine-month period ended August 31, 2007 increased to $7,512,673 compared to $6,770,608 in the same period in 2006.  The increase in sales for U.S. operations is due to increased sales volumes.

The Singapore royalty agreement generated gross profit of $476,985 and $458,009 for the nine-month periods ended August 31, 2007 and 2006, respectively. Net income attributable to this agreement was $429,286 and $412,208 for the nine-month periods ended August 31, 2007 and 2006, respectively.

Cost of sales for the nine-month periods ended August 31, 2007 and August 31, 2006 were $6,251,782 and $5,221,472, respectively. The Company's gross profit margin was 21.8% in the 2007 nine-month period, compared to 27.8% in the 2006 nine-month period.  The increase in cost of sales and the decrease in gross profit margin was due in part to the launch of  "Nundies" and the costs associated with the ISO 13485 certification.

Selling, general and administrative expenses for the nine-month periods ending August 31, 2007 and August 31, 2006 were $1,294,320 and $1,375,046, respectively, representing a decrease of $80,726 or 5.9%. Due to managed and conservative spending, selling, general and administrative expenses have decreased when compared to the same period last year with the exception of the quality certification process of the California Facility

Interest expense as of the end of the fiscal year 2007 and 2006 nine-month periods was $66,290 and $111,623, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations and the amount borrowed under our credit facility.

Net income in the nine-month period ending August 31, 2007 was $534,882, compared to $465,862 in the same period in 2006. Basic and diluted net income per share as of fiscal 2007 was $0.04 per share, compared to $0.04 per share in 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2007, we had working capital of $2,620,194 compared to working capital of $2,153,864 at November 30, 2006.

Cash and cash equivalents were $207,038 at August 31, 2007, compared to$441,860 at November 30, 2006. Operating activities used $267,848 of cash during the nine-month period ended August 31, 2007, compared with cash provided of $67,743 for the same period of fiscal 2006. The cash used for operating activities during the nine-month period ended August 31, 2007 resulted primarily from an increase in inventories of $343,585 and prepaid expenses of $317,085. Significant non-cash items for the nine-month period ended August 31, 2007 included depreciation and amortization expense totaling $124,914, stock based compensation of $132,705 and an increase in deferred taxes of $217,178.

Capital expenditures were $284,843 for the nine-month period ended August 31, 2007, compared to $47,087 for the same period of fiscal 2006.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short-and long-term borrowings in the nine-months ended August 31, 2007 resulted in cash provided by financing activities of $317,869 compared to cash used in financing activities of $85,884 in the same period of fiscal 2006.

On March 1, 2007, the Company, through its wholly-owned subsidiary AMI, obtained a $2,000,000 credit facility (the “Credit Facility”) from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI. The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008.

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

The Credit Agreement requires the Company to maintain certain financials covenants including maintaining tangible net worth of no less than $1,500,000 as of each fiscal quarter end.

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business. Borrowings outstanding under the Credit Facility at August 31, 2007 were $1,225,000.

In order to facilitate the Company's obtaining the Credit Facility, on April 2, 2007, the Company terminated its existing $1,500,000 line of credit agreement with Textron Financial Corporation, which was evidenced by a Loan and Security Agreement dated October 9, 2003, as amended.

FACTORS THAT COULD AFFECT FUTURE RESULTS

BANKING - AMI obtained a Credit Facility in the second quarter of fiscal 2007.  The credit agreement evidencing the Credit Facility requires AMI to maintain certain financial convenants as outlined in the Credit Agreement.  Failure to meet these financial covenants could result in increased borrowing costs.  The Credit Facility is secured by a first priority lien on all of AMI's currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AMI and Lender. If a default occurs under the documents evidencing the Credit Facility, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business.

CUSTOMER CONCENTRATION - The Company realizes 50% or more of its revenues from five customers.  Any loss of business from these customers could have a significant impact on the Company's financial position.

NEW PRODUCT INTRODUCTIONS -  The process of developing new products and corresponding manufacturing processes is complex and uncertain. The customer decision-making process can be lengthy and some raw materials have extremely long lead times. These circumstances often lead to long delays in new product introductions. After a product is developed, the Company must be able to manufacture sufficient volumes quickly at low enough costs. To do this it must accurately forecast volumes and mix of products. Customer orders have also been subject to dramatic swings from customer provided forecasts. Matching customers' demand and timing for particular products makes the process of planning production and managing inventory levels increasingly difficult.  If the Company cannot continue to rapidly develop and manufacture innovative products that meet customer requirements for performance, price, quality and customer service, it may lose market share and future revenue, and earnings may suffer.

RELIANCE ON SUPPLIERS - The Company's manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or significant raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases.  Any of these factors, if realized, could reduce the Company's profitability and operating results.

EARTHQUAKE - The AMI manufacturing division in California is located near major earthquake faults. The ultimate impact on the Company and its general infrastructure is unknown, but operating results could be materially affected in the event of a major earthquake. The Company is predominantly uninsured for losses and interruptions caused by earthquakes.

INTELLECTUAL PROPERTY - The Company's success will depend, in part, on its ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. Although the Company has issued certain patents, it has filed patent applications in the United States Patent and Trademark Office with respect to certain patents that have not yet been issued. The Company cannot provide any assurance that patents will issue from these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad to protect the key aspects of our technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of its patents. In addition, the Company cannot assure investors that any owned patent rights will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. The Company's business plan assumes that it will obtain and maintain comprehensive patent protection of its technologies. The Company cannot assure investors that such protection will be obtained, or that, if obtained, it will withstand challenge. Furthermore, if an action is brought, a court may find that the Company has infringed on the patents owned by others. The Company may have to go to court to defend its patents, to prosecute infringements, or to defend infringement claims made by others. Patent litigation is expensive and time-consuming, and well-funded adversaries can use such actions as part of a strategy for depleting the resources of a small company such as AMI. The Company cannot assure investors that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (the Company's principal executive officer and principal financial officer) have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended August 31, 2007, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2007, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

EXHIBIT NO.   DESCRIPTION

31.1     Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Dated: October 15, 2007
                     ADVANCED MATERIALS GROUP, INC.

                          /s/ Ricardo G. Brutocao
                          Ricardo G. Brutocao
                              Chief Executive Officer

                             /s/ William G. Mortensen
                            William G. Mortensen
                            President and Chief Financial Officer

EXHIBIT 31.1
CERTIFICATION

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language omitted pursuant to SEC Release 34-47986] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Omitted pursuant to SEC Release 34-47986];

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 15, 2007

/s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION

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

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language omitted pursuant to SEC Release 34-47986] for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [Omitted pursuant to SEC Release 34-47986];

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: October 15, 2007

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended August 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material  respects, the consolidated financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

Dated: October 15, 2007

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended August 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material  respects, the consolidated financial condition and results of operations of the Company as of, and for, the periods presented in the Report.

Dated: October 15, 2007

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer