Form 10KSB
period 2007-11-30
Advanced Materials Group, Inc.
filed 2008-02-28
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2007.

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

Issuer's telephone number: (972) 432-0602
Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
Yes☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes☐  No ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐  No ☒

State issuer’s revenues for the year ended November 30, 2007: $10,672,786

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value on February 15, 2008 of the voting and non-voting common equity held by non-affiliates of the registrant was $6,663,800.

There were 12,146,026 shares of our common stock, par value $0.001 per share, outstanding as of February 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE: Certain of the information required by Part III of this report is incorporated by reference from portions of the registrant’s Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders to the extent set forth herein.

Transitional Small Business Format (check one): Yes☐  No ☒

TABLE OF CONTENTS
PART I
ITEM 1. DESCRIPTION OF BUSINESS......................................................................................................................................................	1
ITEM 2. DESCRIPTION OF PROPERTY.....................................................................................................................................................	6
ITEM 3. LEGAL PROCEEDINGS.................................................................................................................................................................	6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................................	6
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......................................................................................	7
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................................	7
ITEM 7. FINANCIAL STATEMENTS........................................................................................................................................................	11
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................................................................................................................................................	11
ITEM 8A. CONTROLS AND PROCEDURES.............................................................................................................................................	11
ITEM 8B. OTHER INFORMATION............................................................................................................................................................	11
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.........................................................................	11
ITEM 10. EXECUTIVE COMPENSATION.................................................................................................................................................	13
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................................................................................................................................................................	14
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE........................	15
ITEM 13. EXHIBITS.......................................................................................................................................................................................	15
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................................................................	15
PART IV
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................................................................................	F-1
SIGNATURES.................................................................................................................................................................................................	16
INDEX TO EXHIBITS....................................................................................................................................................................................	17

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements. The words “intend,” “anticipate,” “believe,” “estimate,” “plan,” “expect” and similar expressions as they relate to us, identify these forward-looking statements. Forward-looking statements include those that address activities, developments or events that we expect or anticipate will or may occur in the future. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The actual outcome of the events described in these forward-looking statements could differ materially.

These factors expressly qualify all subsequent oral and written forward-looking statements attributable to us or persons acting on our behalf.

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We have chosen these assumptions or bases in good faith and we believe that they are reasonable. However, we caution you that assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material, depending on the circumstances. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any intention or obligation to update forward-looking statements after we distribute this Annual Report.

Readers are referred to the caption “Risk Factors” appearing at the end of Item 1 of this Annual Report for additional factors that may affect our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report may not occur. We undertake no obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Advanced Materials Group, Inc. (the "Company" or "AM") develops, manufactures and markets a wide variety of products from a raw material base of flexible components. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AM"), is the successor to a 50-year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products. Today, the Company is making a transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products. Advanced Materials Group, Inc. and Advanced Materials, Inc. are consolidated and referenced as "AM" in this Annual Report.  Examples of the products AM is currently manufacturing include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators and water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer. Advanced Materials Fashion Solutions Product Division is involved with the sales and marketing of the Company's proprietary products which includes Nundies. Nundies is a one-time use, pantyless panty that adheres to the inside inseam of a woman’s pants. AM's offerings to it customer base includes contract manufacturing, engineering and fulfillment services.

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

The Company's principal executive offices are located at 3303 Lee Parkway, Suite 105 Dallas, Texas 75219, and its telephone number is (972) 432-0602. The Company's website is www.advancedmaterials.net

BUSINESS STRATEGY

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

Management anticipates that manufacturers are increasingly recognizing the value in conserving or reallocating their resources by outsourcing the manufacturing of specialty components of their products, and the Company is positioning itself in the marketplace to benefit from this trend. The Company's primary focus is generating its own proprietary opportunities with both its existing customer base as well as new prospects. The Company continuously looks for new materials to work with as it has done historically, but with an emphasis on patentable or otherwise proprietary applications related to its core competencies.

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

PRODUCTS

The Company manufactures a variety of products made from specialty flexible materials including foams, foils, fabrics, non-woven paper products, needle felts, films and adhesive composites. These products can be divided into three primary categories: die cut foam products, heat/sonic sealed products, and pressure sensitive adhesive products. These products consist primarily of components and finished products for the medical, consumer, aerospace, technology, and automotive markets. These products have historically included inserts for computer printer cartridges, insulators used in automobile applications, water and dust seals for automobiles, computers, printers and HVAC systems, filters for trucks, computers and electrical humidifiers, sound attenuation foam, and foam/fabric composites for cushions and padding in helmets, soft luggage and other consumer products. In addition, we manufacture private label products for medical accounts including electrosurgical grounding pads, sponges, neck braces, knee pads and other specialty products. Most of these products have been designed and produced to meet the specifications of each customer.  The Company has successfully launched new product in 2007 and is building a customer base for these products in fiscal 2008 and beyond. The new product launched in 2007 is the Nundies product, a one-time use, pantyless panty that adheres to the inside inseam of a woman’s pants. The product continues to build a strong distribution base to retail sales stores and the reordering of the product continues to grow. Additional services offered to AM customer base includes contract manufacturing, engineering and fulfillment services.

The Company’s products are sold in a number of foreign regions including Asia, South America and the Middle East as well as in the United States, Canada and Mexico.

Proprietary products are built to the Company's or customer's specifications. Given the Company's change in focus, it anticipates that an increasing percentage of its products, designs, and production methods will be patent protected, or be proprietary in some aspect. Different from the strategy adopted prior to 2002, research and development is the objective of AM. The primary target markets are medical and consumer, however it is expected that research and development efforts could produce ideas that would be equally valuable to the Company's existing industrial customers outside the medical and consumer markets. In those cases the Company plans to share the benefits of those non-medical or non-consumer products with our existing industrial customers and to manufacture products for those industrial customers. The Company currently has a product development backlog of more than 5 products that is expected to fuel future growth. In summary, the roots of the Company remain unchanged. Die cutting of flexible materials continues unabated. However, the "root system" is now being used to support new "branches" AM's future is in proprietary and patented products and processes.

MANUFACTURING

AM's corporate headquarters are located in Dallas, Texas and its manufacturing facility is located in Rancho Dominguez, California. This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM. In 2007, the Company revamped its Rancho Dominguez, California manufacturing facility to ensure that the Company could meet greater customer demand. The facility, which serves as the backdrop for all of AM's manufacturing and innovation efforts, recently benefited from the following major improvements:
•	Facility equipment was upgraded with a 100 ton hydraulic press, a rewind/slitter, and a rotary die cutter along with other equipment.
•	Facility increased the size of its Contained/Controlled environment Manufacturing Environment.

The Company continually improves its California manufacturing facility via equipment upgrades and replacements and further upgrades will be required in the future as the Company focuses more effort on the development of products for medical and consumer applications.

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

A significant part of the Company's past strategy had been to attempt to penetrate foreign market places by establishing fabrication plants through subsidiaries in such areas as Ireland and Singapore. This strategy has been abandoned at the current time.  Instead, Advanced Materials Foreign Sales Corp.  ("AM FSC"), was formed in 1997 in order to enter into a strategic manufacturing agreement in Singapore. In 1998, AM FSC entered into a ten-year agreement with Foamex Asia. The terms of the agreement call for AM FSC to provide certain production equipment and technology to Foamex Asia. Foamex Asia in turn provides its manufacturing facilities and work force to fabricate foam products at their Singapore facility. The manufacturing agreement was amended in July 2003, and although the Singapore joint venture is still producing product, the Company's role in the management of that operations has been altered such that AM is receiving a percentage of the profit with only limited involvement. The Company is currently in litigation with Foamex Asia with respect to final payout under the manufacturing agreement - see “ITEM 3. LEGAL PROCEEDINGS” for further discussion.

QUALITY CONTROL

In 2007, the Company’s California manufacturing facility achieved ISO 13485 certification, which signifies the positive assessment of the Company's medical device quality system. The ISO 13485 is an International Organization for Standardization standard that represents the requirements for a comprehensive management system for the design and manufacture of medical devices. The Company also maintains systems and procedures that meet customer quality specifications and has successfully completed qualification surveys conducted by Fortune 500 OEM manufacturers. AM maintains procedures for conducting quality compliance surveys of its major suppliers and has specific procedures in place for receiving inspection, source inspection, process inspection and control, instrument calibration standards, records maintenance, training and internal quality audits. The Company has implemented systems for statistical process control, which utilize statistical techniques to identify, monitor and improve critical manufacturing processes such as sawing, die cutting and thermoforming. In addition AM is currently pursuing the AS9100 ISO certification to further complying with requirements with the aerospace industry. The AS9100 ISO certification will be completed by June 2008.

SUPPLIERS

AM purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AM's largest supplier of raw materials is Foamex Engineered Polyurethanes ("Foamex"), which in fiscal 2007 and 2006 supplied approximately 43% and 38%, respectively, of AM's raw materials' requirements. Although the objectives of the Company have been adjusted, it is not anticipated that the supplier base will change significantly. The current litigation proceeding with Foamex is not anticipated to affect the supplier relationship.

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

MARKETING AND SALES

AM's products have traditionally been marketed and sold primarily to major divisions of large industrial customers, many of which are industry leaders whose products have significant market share. AM does not anticipate a major change in the practice of selling and marketing its contract manufacturing, engineering and fulfillment services. Most of AM's products have been components or finished products manufactured to order for its industrial customers. As discussed previously, AM will also sell and manufacture products developed internally, as well as those licensed from outside sources. The customer's purchase decision has often involved the engineering, manufacturing and purchasing groups within the customer's management. It is anticipated that the customers' team of management will continue to be involved in the process, but will also include sales and executive level management.

AM currently has 2 full-time sales representatives and 2 customer service representatives. Sales representatives receive a salary plus incentive/commission pay for performance.

AM's domestic sales as a percentage of the Company's consolidated sales were approximately 96% and 94% for fiscal years 2007 and 2006, respectively. AM sells to a number of foreign regions including Asia, South America and the Middle East. Foreign sales accounted for approximately 4% and 6% of fiscal 2007 and 2006 sales. During 2003, AM restructured its manufacturing agreement in Singapore and shifted certain sales previously included in domestic sales to Singapore. Although this change has not affected profits, it has significantly reduced the Company's foreign sales. See further discussion under the heading "Business Strategy" included herein.

Total revenue attributable to each geographic area in which the Company sells is included in Note 10 of the Notes to Consolidated Financial Statements included herein.

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

AM's customers of products made from bulk materials such as foam are located throughout the United States. For those bulky, low price products, high freight costs on long distance shipments from AM's Rancho Dominguez manufacturing facility make it difficult for AM to be competitive in other regions of the United States or internationally. However, in the medical and consumer markets, with products whose base materials do not use high volume foam, AM can competitively supply products both domestically and internationally.

AM relies on a few large customers for a significant portion of our domestic sales. Sales to our five largest customers together accounted for approximately 60% of our domestic sales in 2007 and 60% of our domestic sales in 2006. The loss or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

Our customers’ adverse financial condition may have a corresponding material adverse effect on our business, financial condition and results of operations.

LICENSES AND PROPRIETARY RIGHTS

AM is also currently developing products that it anticipates will be awarded a patent because of the unique design or function. AM has always relied on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford protection, and there can be no assurance that others will not independently develop such processes.

We own various registered and unregistered trademarks and service marks and have rights under licenses to use various trademarks that are of material importance to our business plan.

We have license agreements with companies to manufacture certain products. Our rights under these agreements are extendible but could be terminated at the end of the original and/or extended agreements currently in place.

COMPETITION

The custom materials fabrication industry in which AM has competed is highly competitive. The number of competitors is significant, and the Company's competitive position is difficult to ascertain. Low barriers to entry and fragmented competition characterize the industry. Most of the Company's competitors have been small, privately held companies, which generally specialize in only one product or process.  AM has competed primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products. AM also provides a much broader ranges of services than most competitors in that services provided include manufacturing, engineering and fulfillment services. AM also has received the ISO 13485 certification which is step above its competition.

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

EMPLOYEES

As of February 15, 2008, the Company had 67 full-time employees. The Company also utilizes the services of independent contract workers as needed from time to time in its manufacturing operations. As of February 15, 2008 the Company utilized approximately 5 independent contract workers.

None of the employees of the Company are presently represented by a labor union and the Company's management considers the relationships with its employees to be good.

RISK FACTORS

In addition to the other information in the Annual Report on Form 10-KSB, investors should carefully consider the following factors listed below.

COSTS OF PETROLEUM-BASED RAW MATERIALS

The costs of raw materials, which primarily includes petroleum-based products such as foam, account for an average of 54% or more of our manufacturing costs. We have experienced increases in raw material costs since the middle of 2002. Our ability to pass on cost increases may be hindered by competition or selling price. Prices of raw materials are influenced by demand, manufacturing capacity and oil and natural gas and oil prices. Historically, the prices of raw materials have been cyclical and volatile and our suppliers of raw materials have increased the price of raw materials several times over the past years.  We have been successful in implementing fixed price contracts for raw materials for our largest customers and retaining our customer base; however, we may not be able to pass along all costs to our customers in the future, which could impact our profitability.

BANKING

AMI obtained a Credit Facility in the second quarter of fiscal 2007.  The credit agreement evidencing the Credit Facility requires AMI to maintain certain financial covenants as outlined in the Credit Agreement.  Failure to meet these financial covenants could result in increased borrowing costs.  The Credit Facility is secured by a first priority lien on all of AMI's currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AMI and Lender. If a default occurs under the documents evidencing the Credit Facility, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business.

CUSTOMER CONCENTRATION

The Company realizes 60% or more of its revenues from five customers.  Any loss of business from these customers could have a significant impact on the Company's financial position.

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

INTELLECTUAL PROPERTY

The Company's success will depend, in part, on its ability to obtain and enforce intellectual property protection for our technology in both the United States and other countries. Although the Company has been issued certain patents, it has also filed patent applications in the United States Patent and Trademark Office with respect to certain patents that have not yet been issued. The Company cannot provide any assurance that patents will issue from these applications or that, with respect to any patents, issued or pending, the claims allowed are, or will be, sufficiently broad to protect the key aspects of our technology, or that the patent laws will provide effective legal or injunctive remedies to stop any infringement of its patents. In addition, the Company cannot assure investors that any owned patent rights will not be challenged, invalidated or circumvented, that the rights granted under patents will provide competitive advantages, or that competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. The Company's business plan assumes that it will obtain and maintain comprehensive patent protection of its technologies. The Company cannot assure investors that such protection will be obtained, or that, if obtained, it will withstand challenge. Furthermore, if an action is brought, a court may find that the Company has infringed on the patents owned by others. The Company may have to go to court to defend its patents, to prosecute infringements, or to defend infringement claims made by others. Patent litigation is expensive and time-consuming, and well-funded adversaries can use such actions as part of a strategy for depleting the resources of a small company such as AMI. The Company cannot assure investors that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.

LIQUIDITY

Our common stock trades in the United States only on the Pink Sheets, which is a reporting service and not a securities exchange. We cannot assure investors that in the future our common stock will ever qualify for inclusion on any of the NASDAQ markets, the American Stock Exchange or any other national exchange or that more than a limited market will ever develop for our common stock. The lack of an orderly market for our common stock may negatively impact the volume of trading and market price for our common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California. The Company’s Rancho Dominguez lease expires November 2010.

The Company leases office/production space in Dallas for its corporate headquarters. The Company’s lease expires in October 2010.

ITEM 3. LEGAL PROCEEDINGS

On or about October 18, 2007, the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center, against Foamtec (Singapore) Pte. Ltd., a private limited company incorporated in Singapore, and Foamex Asia Ltd., a private company incorporated in Burma, formerly the Kingdom of Thailand (collectively, “Foamtec”). In December of 1998, the Company and Foamtec entered into a Manufacturing Agreement, whereby the Company and Foamtec agreed to work cooperatively to manufacture and sell certain foam components to Hewlett Packard Company and certain other buyers. As part of the Manufacturing Agreement, Foamtec agreed to act as fiduciary agent for the Company in distributing the manufactured product to Hewlett Packard, its successors and assigns. The term of the Manufacturing Agreement was for ten years, which could be extended by either party for an additional five years. Foamtec had the option to purchase the Company’s interest in the Manufacturing Agreement by paying a price to be calculated on the profits expected under the entire remaining term which, by definition, included its entire term, including the additional five years if the Company exercised its extension right. In 2006, the Company gave notice to Foamtec of its election to extend the term of the Manufacturing Agreement for an additional five years in accordance with its rights under the Manufacturing Agreement. Thereafter, Foamtec gave notice of its election to purchase the Company’s interest in the Manufacturing Agreement, and tendered certain funds in claimed discharge of its payment obligations thereunder. Foamtec asserted that this payout right only applied to the initial term, and not the extended term, and therefore remitted funds that represented the expected profits through the end of the initial term. The Company therefore sued Foamtec for breach of contract for Foamtec’s failure to pay the Company the amount of expected profits for the extended term, as well as for breach of fiduciary duty. The Company is seeking compensatory damages in excess of $1,000,000, exemplary damages in an amount subject to proof, interest as provided by law and costs associated with the suit.

The Company may from time to time be involved in other legal proceedings in the normal course of operations and are incidental to its business. Although the outcome of the proceedings cannot be determined, in the opinion of management, based on discussions with and advice of legal counsel, any resulting future liability from such proceedings, either individually or in the aggregate, will not adversely effect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

FISCAL 2007	HIGH	LOW
Fourth Quarter	$0.90	$0.70
Third Quarter	$1.00	$0.70
Second Quarter	$1.05	$0.53
First Quarter	$0.58	$0.50

FISCAL 2006	HIGH	LOW
Fourth Quarter	$0.70	$0.35
Third Quarter	$0.45	$0.22
Second Quarter	$0.45	$0.22
First Quarter	$0.30	$0.20

HOLDERS

There were approximately 2700 shareholders of record as of February 15, 2008.

DIVIDEND POLICY

The present policy of the Company is to retain earnings to provide funds for the operation and expansion of its business. The Company has paid no cash dividends during the past two fiscal years and management does not anticipate that it will do so in the foreseeable future. The Company's line of credit agreement with JPMorgan Chase Bank, N.A. currently prohibits the payment of cash dividends without prior approval.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of November 30, 2007 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	428,200	$ 0.71	2,603,800
Equity compensation plans not approved by security holders	-	-	-
Total	428,200	$ 0.71	2,603,800
(1) Includes the Advanced Materials Group, Inc. 2007 Stock Incentive Plan, the Advanced Materials Group, Inc. 2003 Stock Plan and the Advanced Materials Group, Inc. 1998 Stock Option Plan. Please see Note 7 of our Notes to Consolidated Financial Statements.

 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's audited consolidated financial statements and notes to financial statements included elsewhere in this document. This Annual Report on Form 10-KSB and the Company's audited consolidated financial statements and notes to financial statements contain forward-looking statements, which generally include the plans and objectives of management for future operations, including plans and objectives relating to the Company's future economic performance and management's current beliefs regarding revenues the Company might earn if it is successful in implementing its business strategies. The forward-looking statements and associated risks may include, relate to or be qualified by other important factors, including, without limitation, those factors described in the section entitled “Risk Factors” of this Annual Report.

We do not undertake to update, revise or correct any forward-looking statements.  Any of the factors described above could cause our financial results, including our net income or growth in net income to differ materially from prior results, which in turn could, among other things, cause the price of our common stock to fluctuate substantially.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Item 7 of this Annual Report on Form 10-KSB. The Company's management believes the Company's most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, income taxes, and stock based compensation.

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

Impairment of Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by determining whether the related asset balance can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows (fair value) and charged to operations in the period in which impairment is determined by management.

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

Stock-based Compensation

 On December 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”), and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after December 1, 2006 and any outstanding share-based awards that were issued but not vested as of November 30, 2006. Accordingly, the consolidated financial statements as of November 30, 2006 and for the twelve months then ended have not been restated to reflect the impact of SFAS 123(R).

RESULTS OF OPERATIONS FOR FISCAL 2007 COMPARED TO FISCAL 2006

REVENUE from operations for the fiscal year ended November 30, 2007 was $10,672,786, an increase of 6.8% compared to the fiscal year ended November 30, 2006. Revenue from the Singapore strategic manufacturing venture declined to $476,985 in fiscal 2007, a decrease of 18.3% compared to $584,020 in fiscal 2006. Revenue from U.S. operations increased to $10,195,801 in fiscal 2007, an increase of 8.3% compared to $9,412,260 in fiscal 2006.

The increases in sales from U.S. operations are due to additional sales volumes and the addition of new customers. The Company continues to focus on the development of proprietary products, and the results of these efforts are beginning to increase revenues.  The Company has shifted its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the U.S.

In 2006 AM launched it’s first product into the market place. The product is named Nundies and has met with a favorable response from the market. The product produced over $100,000 in gross sales and is currently being sold in over 400 stores in the USA. The company has also seen more than 30% of the stores reorder the product due to customer sales in the marketplace. The product is a one-time use, pantyless panty that adheres to the inseam of a woman’s pants.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, in 1998 to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia in turn agreed to provide its manufacturing facilities and work force to fabricate foam products at Foamex Asia's Singapore facility. The manufacturing agreement has a profit sharing provision that changes annually. The profit sharing split is as follows (in percentages):

YEAR	THE COMPANY	FOAMEX
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

Effective July 17, 2003, there was an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia. Although this change does not affect the Company's share of the profitability under the manufacturing agreement, it has caused a significant reduction in its reported revenues. This manufacturing agreement expires in early 2008. The Company is currently in litigation with Foamex Asia with respect to final payout under the manufacturing agreement - see “ITEM 3. LEGAL PROCEEDINGS” for further discussion. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, the Company no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it still maintains a share of the profits from the manufacturing agreement, while it has significantly reduced its capital requirements, since it no longer needs to purchase raw materials several months in advance of realizing sales.

Revenues as reported relating to the Singapore manufacturing agreement were $476,985 and $584,020 for each of the fiscal years ended November 30, 2007 and 2006, respectively. Under the amended manufacturing agreement, only the Company's share of the profit is reported as revenue. The royalty agreement was extended for 60 months according to the terms of the agreement but the other party to the agreement has not acknowledged the contract extension. As a result AM has proceeded with litigation as described in this report to pursue legal remedies to secure the contractual rights for AM under the agreement.

COST OF SALES in fiscal 2007 increased to $8,335,899, an increase of 15.4% compared to $7,221,442 in fiscal 2006. The increase in cost of sales was due to increased demand from the Company's customers which is offset by increases in revenues.  The Company's gross profit percentage was 21.9% in fiscal 2007, compared to 27.8% in fiscal 2006. The decrease in gross profit percentage during fiscal 2007 was primarily due to an increase in one of the largest customers of AM which has a lower gross profit margin due to the volume of business with AM. The Company continues to assess ways to reduce its manufacturing and overhead cost to offset increases in costs of raw materials and thus contribute to an overall lower cost of sales and increase gross profit percentage. The Company believes that the introduction of proprietary products into the market place will assist in greater gross profits in the near future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A") was $1,643,524 in fiscal 2007, a decrease of 12.3% compared to $1,874,791 in fiscal 2006. SG&A as a percentage of net sales was 15.4% in fiscal 2007 compared to 18.8% in fiscal 2006. Percentage of SG&A costs decreased in fiscal 2007 compared to fiscal 2006 primarily due to an increase in sales and the continual costs savings plan instituted by management.

INTEREST EXPENSE in fiscal 2007 was $92,630, a decrease of 32.8% compared to $137,823 in fiscal 2006. Interest expense was lower in 2007 due to a renegotiated line of credit, which resulted in a lower interest rate. Also, due to aggressive cost monitoring, the Company was successful in borrowing less under its line of credit than in fiscal 2006, therefore reducing interest expense.

INCOME TAX benefit realized in 2007 from prior year net operating loss carry-forward due to valuation adjustment based on management's assumption of criteria for realization.  The adjustment in 2007 was in the amount of $224,000 and $634,000 in 2006.

The Company incurred significant net losses for three years until the Company became profitable again in 2004. During the period of losses through November 31, 2005, the Company recorded a full valuation allowance against all of its deferred tax assets under the guidance of SFAS 109 which requires the Company to reduce deferred tax assets by a valuation allowance based on the weight of evidence if it is “more likely than not” (more than 50%) that some portion or all of the deferred tax assets will not be realized. SFAS 109 states that a valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized.

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

As a result of the Company’s profitability and expected future profitability, the Company has reevaluated its valuation allowance related to deferred tax assets to determine if it is more likely than not that some of the Company’s deferred assets will be realized. Based on the Company’s analysis, it elected to relieve the valuation allowance by $224,000 during fiscal 2007 and by $634,000 during fiscal 2006.

NET INCOME FROM OPERATIONS for fiscal 2007 was $812,535, a decrease of 39.1% compared to $1,333,973 for fiscal 2006. The decrease in net income is primarily attributable to the decrease in benefit from income taxes. Net Income for 2007 without the tax benefit is $588,535 compared to 2006 without the tax benefit of $699,973. This represents a decrease of 15.9% in net income for 2007 over 2006. This decrease is due to the lower gross profit margin realized on current products manufactured due to costs competitiveness.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used $137,850 of cash in fiscal 2007 compared to cash provided of $627,579 in fiscal 2006. The cash flows used in fiscal 2007 were primarily a result of changes in operating assets and liabilities, specifically $344,657 related to prepaid expenses, $280,375 related to accounts receivable and $219,879 related to accounts payable and accrued liabilities. Non-cash adjustments included $149,423 in depreciation and amortization and $134,405 in stock based compensation. These adjustments were offset by an adjustment to deferred tax expenses of $224,064.

The Company invested $235,584 and $51,122 in fiscal 2007 and 2006, respectively, in capital equipment.

Cash provided by financing activities was $294,275 in fiscal 2007 compared to cash used of $541,636 in fiscal 2006.

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

AMI can borrow, pay and re-borrow principal under the Credit Facility from time to time during its term, but the outstanding principal balance under the Credit Facility may not exceed the lesser of the borrowing base or $2,000,000. For purposes of the Credit Facility, “borrowing base” is calculated by adding 80% of AMI's eligible accounts receivable to 50% of the lower of cost or wholesale market value of all of AMI's eligible inventory.

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008. The agreement will automatically renew as long as the financial covenants have been adhered to. The company is in compliance with all financial covenants’.

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

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business. The Company’s borrowings outstanding under the Line of Credit at November 30, 2007 were $1,354,167. At November 30, 2007, $100,819 was available for borrowing under the Credit Facility.

In order to facilitate the Company's obtaining the Credit Facility, on April 2, 2007, the Company terminated its existing $1,500,000 line of credit agreement with Textron Financial Corporation, which was evidenced by a Loan and Security Agreement dated October 9, 2003, as amended.

The Company continues to focus on business that will result in increased volume and margin. A number of objectives have been achieved over the past year and management anticipates that more will be achieved in the coming year, resulting in a greater financial strength. However, there is no guaranty that management’s business strategies will result in greater profitability. Major accomplishment in 2007 to achieve these objectives are as follows:

•	ISO 13485 Certification
•	Equipment Upgrades
•	Controlled Environment production facility improvements

BUSINESS OUTLOOK

This Business Outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially.

The Company currently has orders from original equipment manufacturers and believes that its sales will increase in fiscal 2008. The Company expects gross profit and operating profit margins to improve in fiscal 2008 if its sales increase as anticipated by management, barring untoward events. The Company has recently begun to shift its primary focus to generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. There is an inherent risk that this change in focus may not be successful. The Company expects to incur increased product development and selling expenses pertaining to new products in fiscal 2008 and beyond. The Company has successfully launched new product in 2007 and is building a customer base for these products in fiscal 2008 and beyond. The new product launched in 2007 is the Nundies product, a one-time use, pantyless panty that adheres to the inside inseam of a woman’s pants. The product continues to build a strong distribution base to retail sales stores and the reordering of the product continues to grow. Additional services offered to AM customer base includes contract manufacturing, engineering and fulfillment services.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an Interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157").  FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice.  The requirements of FAS 157 are first effective for our fiscal year beginning December 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on December 1, 2008 is limited to financial assets and liabilities.  We do not believe the initial adoption of FAS 157 will have a material effect on our financial condition or results of operations.  However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants, the Consolidated Financial Statements and the notes thereto are included in this Annual Report on Form 10-KSB beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the year ended November 30, 2007, the period covered by the Annual Report on Form 10-KSB. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures provide reasonable assurance that material information relating to the Company is made known to management including the CEO and CFO.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter of 2007 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors are elected annually and hold office until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. Officers are appointed by, and serve at the discretion of, the Company's Board of Directors, subject to the terms of any applicable employment agreements. The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position
Timothy R. Busch	53	Chairman of the Board of Directors
N. Price Paschall	59	Director
Maurice J. DeWald	67	Director
Ricardo G. Brutocao	63	Chief Executive Officer and Director
John Sawyer	63	Director
William G. Mortensen	42	President and Chief Financial Officer

TIMOTHY R. BUSCH, 53, has been the Chairman and a director of the Company since February 1998 and September 1997, respectively. Mr. Busch’s background was he started as a tax estate planning attorney founding The Busch Firm in Irvine, Ca in 1979. Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. and has a non-practicing/inactive status as a CPA in California and Michigan. Mr. Busch is a director of several privately held companies and is an investor in a number of public and private enterprises including real estate ventures focusing on full service hotels. Mr. Busch also serves on many non-profit boards which include private Christian Education.

N. PRICE PASCHALL, 59, has been a director of the Company since January 1994. Mr. Paschall also serves as the Chairman of the Companies Compensation Committee. Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992. Mr. Paschall holds a B.A. in Business Administration from California Polytechnic University at Pomona. He currently serves on the Board of Directors of CPU Tech, a private technology company located in Pleasanton, CA.

MAURICE J. DEWALD, 67, has been a director and Chairmen of the Audit Committee of the Company since February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG LLC Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG LLC from 1986 to 1991. He currently serves on the Boards of Directors of Mizuho Corporate Bank of California, Aperture Healthcare, Inc., Integrated Healthcare Holdings, Inc. and Grubb & Ellis Healthcare REIT, Inc.

RICARDO G. BRUTOCAO, 63, was appointed the position of Chief Executive Officer to fill the Company's previously announced vacancy at that position on January 2, 2006 and will serve in this capacity on a part-time, at-will basis. Mr. Brutocao also had served as a director of the Company since 2005. Mr. Brutocao also serves as a director of Centergistic Solutions, Inc., a maker of performance management software, a position Mr. Brutocao has held since 2001. Mr. Brutocao also serves as President and COO of Dacor, Inc., a privately held appliance manufacturer, and has held these positions since August 6, 2007. From 2000 to 2001, Mr. Brutocao was the interim Chief Executive Officer of ZLand, Inc., a software company.

JOHN SAWYER, 63, was elected as a director on March 6, 2006. Mr. Sawyer is Chairman and President of Penhall Company. He joined Penhall Company in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer has been President of Penhall since 1989, and Chairman since 1998. Mr. Sawyer is also a director and member of the audit committee for H&E Equipment Services.

WILLIAM G. MORTENSEN, 42, was appointed President and retained as the Chief Financial Officer position on August 22, 2005 and previously held the position of Chief Financial Officer and Controller as of June 1, 2004. Mr. Mortensen was employed by Cingular Wireless LLC as Associate Director in Finance, and before the Cingular joint venture he was with SBC, Inc. as a manager of SBC Services supporting the SBC Wireless division since 1999. Before joining SBC, Inc. Mr. Mortensen worked for Frito-Lay, Inc. as a manager of finance and for over eight years with EDS, Inc. holding various financial positions. Mr. Mortensen holds a BBA degree in Business Administration from Abilene Christian University and has experience in the telecommunications, high-tech and manufacturing industries.

CODE OF ETHICS

The Company has adopted a Code of Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available under the “Investor Relations" section on the Company's web site located at www.advancedmaterials.net .

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company, as well as persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms that they file.

With the exception of the two individuals identified below, to the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2007.

AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal year 2007 and 2006, Maurice DeWald and N. Price Paschall served as members of the Company's Audit Committee.  Maurice DeWald serves as the Chairman of the Audit Committee and serves as the financial expert serving on the committee.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its principal executive officer and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2007 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Ricardo Brutocao	2007	140,000	36,303	176,303
Chief Executive Officer	2006	125,000	65,949	190,949

William G. Mortensen	2007	135,000	36,303	171,303
President and Chief Financial Officer	2006	120,000	65,949	185,949

ADDITIONAL COMPENSATION INFORMATION

Executive Compensation Program

The Compensation Committee of the Board of Directors, composed of Mr. Paschall, Mr. Sawyer and Mr. DeWald, has the authority to recommend to the Board of Directors changes to the Company’s executive compensation programs, including the Company’s stock incentive plans. The Company’s executive compensation program is designed to provide competitive levels of base compensation in order to attract, retain and motivate high quality employees, tie individual total compensation to individual performance and success of the Company, and align the interests of the Company’s executive officers with those of its shareholders.

The Company’s executive compensation program consists of three principal elements: base salary, cash bonus and stock options. The Board of Directors sets the annual base salary for executives after consideration of any employment agreement provisions and the recommendations of the Compensation Committee. Prior to making its recommendations, the Compensation Committee reviews historical compensation levels of the executives, evaluates past performance and assesses expected future contributions of the executives. In making the determinations regarding base salaries, the Company considers generally available information regarding the salaries prevailing in the industry.

The Company maintains incentive plans under which executive officers may be paid cash bonuses at the end of each fiscal year. The bonuses under these incentive plans depend upon individual performance and the achievement by the Company of certain financial targets established by the Board of Directors prior to the start of each fiscal year. The compensation plans are administered by the Compensation committee of the Company.

Total compensation for executive officers also includes long-term incentives offered in the form of stock options, which are generally provided through initial stock option grants at the date of hire and periodic additional stock options grants. Stock options align the interests of the executive officers with the interests of shareholders due to the fact that the executive can realize a gain only if the Company’s stock appreciates in value. In determining the amount of such grants, the Compensation Committee considers the contributions of each executive to the overall success of the Company in the past fiscal year, the responsibilities to be assumed in the upcoming fiscal year, appropriate incentives for the promotion of the long-term growth of the Company, and grants to other executives in the industry holding comparable positions as well as the executive’s position within the Company.

Stock Option Awards

No stock option awards were granted to the executive officers of the Company in 2007 or 2006.

The Company uses the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the year ended November 30 2007, the Company granted 183,200 fully vested options at the grant date market price to directors at an exercise price of $0.90. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.90, exercise price - $0.90, expected life - 5 years, volatility - 101% and a risk free rate of 5.07%. The calculated fair value of each option was approximately $0.70.

Employment Agreements

On August 22, 2005, the Company entered into an Employment Agreement with William G. Mortensen ("Mortensen") governing his service as President and Chief Executive Officer of the Company. The terms of Mortensen’s employment are at will; however, if he is terminated without cause (as defined in the Employment Agreement), he will receive severance pay equal to six months' base salary if the termination occurs within the first year of the term, and equal to three months' base salary if the termination occurs thereafter. Mortensen's base annual salary is set at $120,000 and he is entitled to bonuses calculated by formulas based upon AM's income from continuing operations before taxes. This agreement renews annually with compensation increases approved by the Compensation Committee.

In January 2006, the Company entered into an at-will employment arrangement with Ricardo G. Brutocao to fill the Company's open Chief Executive Officer position. Mr. Brutocao has an unwritten agreement to be compensated by the Company at the rate of $125,000 per year. Compensation was increased in 2007 to $140,000 per year based on recommendations by the Compensation Committee.  In November 2005, Mr. Brutocao was elected to the Company's board of directors. Prior to that Mr. Brutocao had been providing consulting services to the Company and as a result was granted 100,000 options on January 2006 at $.20 per share of which 20% vested immediately and the remaining vest ratably over a four year period. Current vesting equals 60,000 stock options with 40,000 remaining.  Vesting is contingent on continued service to the Company.

OUTSTANDING EQUITY AWARDS

The following table shows certain information regarding outstanding equity awards as of November 30, 2007 for the Company’s Named Executive Officers:

	Number of Securities Underlying Unexercised Options (1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
Name	Exercisable	Unexercisable		Option Exercise Price	Option Expiration Date
Ricardo Brutocao	60,000	40,000	-0-	$0.20	2015
William G. Mortensen	30,000	20,000	-0-	$0.40	2009

(1) Represents options granted with employment

DIRECTOR COMPENSATION

Each of the Company's directors receives $10,000 annually and reimbursement for out-of-pocket expenses in connection with his attendance at each meeting of the Board of Directors or committee of the Board of Directors. In addition, each director receives non-qualified stock options, pursuant to the Company's 2003 Stock Option Plan, to purchase 20,000 shares of the Company's common stock at fair market value when first elected to the Board of Directors, and 10,000 shares of common stock at fair market value each January subsequent to their reelection to the Board of Directors. The options become fully vested six months after their issuance. The chairman of the Company's Audit Committee receives an additional $2,000 annually. All director fees are paid on a quarterly basis. Mr. Brutocao does not receive director compensation as he is paid a salary of $125,000 plus expenses for his role as part-time CEO. Compensation was increased in 2007 to $140,000 per year based on recommendations by the Compensation Committee.

Prior to May, 2007, no director stock options had been granted since 2004, as the Company’s policy at that time was for no options to be issued until the Company was current with its periodic filings. In May 2007 the 2007 Stock Incentive Plan was submitted to and approved by the Company’s shareholders. At that time, the Company issued options to the Directors to make up for prior periods in which options were not issued.

The following table sets forth certain information with respect to the compensation of all members of the Board of Directors for the year ended November 30, 2007. Per Company policy, Mr. Brutocao does not receive separate compensation for his service on the Board of Directors, and his compensation is summarized above under “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Option Awards(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Timothy R. Busch(2)	$10,000	$31,482	-0-	-0-	-0-	$41,482
N. Price Paschall(2)	$10,000	$31,482	-0-	-0-	-0-	$41,482
Maurice J. DeWald(2)	$12,500	$31,482	-0-	-0-	-0-	$43,982
John Sawyer(3)	$10,000	$33,153	-0-	-0-	-0-	$43,153

(1)
The valuation of stock option awards in this column represents the compensation cost of awards recognized for financial statement purposes for 2007 under Statement of Financial Accounting Standards No. 123, as revised. The amounts include portions of stock option grants that were expensed in 2007 based on the amortization schedule. See discussion under “Stock Option Awards” above for information concerning all assumptions made in connection with determining the fair value of the awards.

(2)
Includes stock options granted under the 2007 Stock Incentive Plan on July 9, 2007, which are exercisable for 45,200 shares of the Company’s common stock at an exercise price of $0.90 per share. These options vest immediately and expire on July 9, 2017.

(3)
Includes stock options granted under the 2007 Stock Incentive Plan on July 9, 2007, which are exercisable for 47,600 shares of the Company’s common stock at an exercise price of $0.90 per share. These options vest immediately and expire on July 9, 2017.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the common stock beneficially owned as of February 15, 2008 by:

.	each person who is known by the Company to own beneficially or exercise voting or dispositive control over more than 5%of the common stock;
.	each of the Company's directors and director nominees;
.	each of the Company's current Named Executive Officers; and
.	all current executive officers and directors as a group.

There were 12,146,026 shares of the Company's common stock outstanding as of the close of business on February 15, 2008.

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

TITLE OF CLASS: COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP(1)	PERCENT OF CLASS(2)
Dito Caree LP, Dito Devcar LP, Plus 4 LLC and Richard H. Pickup	3,015,106(3)	24.82%
Gregory J. Spagna	904,500(4)	7.45%
Timothy R. Busch and the Lenawee Trust	2,775,119(5)	22.85%
N. Price Paschall	325,200(6)	2.68%
Maurice J. DeWald	105,200(7)	0.87%
William G. Mortensen	250,300(8)	2.06%
John Sawyer	57,600(9)	0.39%
Ricardo G. Brutocao	579,739(10)	4.77%
All current executive officers and directors as a group (6 persons) (11)	8,002,764	65.89%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and unless otherwise indicated, represents securities for which the beneficial owner has sole voting and investment power. Any securities held in the name of, and under, the voting and investment authority of a spouse of an executive officer or director have been excluded.

(2)
Calculated based on 12,146,026 shares of common stock outstanding on February 15, 2008, plus, for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(3)
Represents 986,300 shares held by Dito Caree LP, 200,000 shares held by Dito Devcar LP and 1,828,806 shares held by Plus 4 LLC. Mr. Pickup holds voting and dispositive power over these shares as general partner of each of Dito Caree LP and Dito Devcar LP, and Plus 4 LLC. Mr. Pickup's address is c/o David Hehn, 3753 Howard Hughes Parkway #200, Las Vegas, Nevada 89109-0938.

(4)
Represents 617,000 shares held by Mr. Spagna and 287,500 shares held jointly by Mr. Spagna and his spouse and children, as reported on a Schedule 13D/A filed with the Commission on February 5, 2003. Mr. Spagna's address is 515 Airport Executive Park, Nanuet, New York 10954.

(5)
Lenawee Trust is a trust of which Timothy Busch and his spouse are beneficiaries and hold voting and dispositive power. Represents 2,579,919 shares held by the Lenawee Trust, of which Mr. Busch and his spouse are beneficiaries and hold voting and dispositive power, 100,000 shares underlying warrants to purchase 100,000 shares of common stock a price of $0.363 per share held directly by Mr. Busch, and 95,200 shares underlying options to purchase common stock held directly by Mr. Busch.

(6)	Represents 20,000 shares purchased and 305,200 stock options to purchase common stock.
(7)	Represents 105,200 stock options to purchase common stock
(8)	Represents 50,000 options to purchase common stock at $0.40 per share, 100,000 stock warrants at $0.363 per share and 100,300 shares purchased.
(9)	Represent 57,500 shares underlying options to purchase common stock.
(10)	Represents 100,000 stock options and purchased stock of 479,739 shares.
(11)	Includes 8,002,764 shares of common stock underlying securities that members of this group have the right to aquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference to the information under the captions "Election of Directors" and "Other Matters" to be contained in the Company's Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held on July 1, 2008. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of November 30, 2007, our fiscal year end.

ITEM 13. EXHIBITS

See Index to Exhibits included herein.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information under the captions "Election of Directors" and "Other Matters" to be contained in the Company's Proxy Statement relating to the 2008 Annual Meeting of Shareholders to be held on July 1, 2008. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of November 30, 2007, our fiscal year end.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FEI-FEI CATHERINE FANG, CPA

6300 Stonewood Dr. Ste 308, Plano, TX 75024
TEL: (972) 769-8588 FAX: (972) 769-0788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Materials Group, Inc. and its subsidiaries (the Company) as of November 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2007 and 2006 and the results of their operation and their cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fei-Fei Catherine Fang, CPA

Dallas, Texas
February 26, 2008

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED NOVEMBER 30,	2007	2006
Net sales	$10,672,786	$9,996,280
Cost of sales (including depreciation of $109,102 and $144,165 for the years ended November 30, 2007 and 2006, respectively)	8,335,899	7,221,442
Gross profit	2,336,887	2,774,838
Operating expenses:
Selling, general and administrative	1,643,524	1,874,791
Depreciation and amortization	40,321	84,608
Total operating expenses	1,683,845	1,959,399
Income from operations	653,042	815,439

Other (expense) income:
Interest expense	(92,630)	(137,823)
Other, net	33,010	22,357
Total other expense, net	(59,620)	(115,466)
Income from operations before income tax benefit	593,422	699,973
Income tax benefit	219,113	634,000
Net income with income tax benefit	$812,535	$1,333,973

Net income per share basic and diluted	$0.07	$0.11

Weighted average common shares outstanding:
Basic	12,142,943	12,116,026
Diluted	12,372,229	12,195,704

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

YEARS ENDED NOVEMBER 30,	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$462,701	$441,860
Accounts receivable	1,799,657	1,519,282
Inventories	1,086,968	815,422
Prepaid expenses and other assets	398,133	253,476
Deferred tax assets	858,064	634,000
Total current assets	4,605,523	3,664,040
Property and equipment, net	736,398	342,237
Other assets	69,395	75,703
Total assets	$5,411,316	$4,081,980
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	251,301	405,493
Accrued liabilities	119,468	185,155
Notes payables - related parties	--	43,952
Line of credit	1,354,167	855,850
Current portion of capital lease obligations	59,782	19,728
Total current liabilities	1,784,718	1,510,178
Capital lease obligations, net of current portion	122,442	19,685
Total liabilities	1,907,160	1,529,863
Commitments and contingencies	--	--
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,146,026 and 12,116,026 shares issued and outstanding at November 30, 2007 and 2006	12,146	12,116
Additional paid-in capital	8,494,971	8,355,497
Accumulated deficit	$(5,002,961)	$(5,815,496)
Total stockholders' equity	3,504,156	2,552,117
Total liabilities and stockholders' equity	$5,411,316,	$4,081,980

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY

	COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
November 30, 2005	12,116,026	$ 12,116	$ 8,355,497	$ (7,149,469)	$ 1,218,144
Net income				1,333,973	1,333,973
November 30, 2006	12,116,026	12,116	8,355,497	(5,815,496)	2,552,117
Exercise of common stock options	30,000	30	5,069		5,099
Stock based compensation			134,405		134,405
Net income				812,535	812,535
November 30, 2007	12,146,026	$ 12,146	$ 8,494,971	$ (5,002,961)	$ 3,504,156

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30,	2007	2006
Cash flows from operating activities:
Net income	$812,535	$1,333,973
Adjustments to reconcile net income to net cash provided by (used) in operating activities:
Depreciation and amortization	149,423	228,773
Stock based compensation	134,405	--
Deferred tax expenses	(224,064)	(634,000)
Changes in operating assets and liabilities:
Accounts receivable	(280,375)	(48,477)
Inventories	(271,546)	269,635
Prepaid expenses and other assets	(144,657)	(35,234)
Other assets	6,308	5,262
Accounts payable and accrued liabilities	(219,879)	(492,353)
Net cash provided by (used in) operating activities	(37,850)	627,579
Cash flows from investing activities:
Purchases of property and equipment	(360,584)	(51,122)
Net cash used in investing activities	(360,584)	(51,122)
Cash flows from financing activities:
Borrowings (payments) under line of credit, net	498,317	(313,029)
Payments on debt obligations	(84,141)	(228,607)
Exercise of stock options	5,099	--
Net cash provided by (used in) financing activities	419,275	(541,636)
Net change in cash and cash equivalents	20,841	34,821
Cash and cash equivalents, beginning of year	441,860	407,039
Cash and cash equivalents, end of year	$462,701	$441,860
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$92,630	$137,823
Income taxes	$--	$--
Fixed assets acquired under capital leases	$183,000	--

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

Fair Value of Financial Instruments

The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2007 and 2006 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2007 and 2006 as these instruments bear market rates of interest.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $149,000 and $229,000, for the years ended November 30, 2007, and 2006 respectively, of which $109,000 and $144,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. No impairment charges were recorded for the years ended November 30, 2007 and 2006.

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

Concentrations of Credit Risk

CASH AND CASH EQUIVALENTS

At November 30, 2007, the Company maintained cash balances at certain financial institutions in excess of federally insured limits. At November 30, 2007, the Company had approximately $362,701 in cash in excess of federally insured limits. The Company has experienced no losses related to uninsured deposits.

CUSTOMERS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. Based on the Company's evaluation of its accounts receivable it has determined a reserve is not necessary at November 30, 2007 and 2006.

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

Revenues and profits as reported relating to the Singapore manufacturing agreement were $476,985 and $584,020 for each of the two years ended November 30, 2007 and 2006, respectively. Under the amended agreement, only the Company's shares of the profit are reported as revenue.

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

The Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), impose strict joint and several liability on the present and former owners and operators of facilities which release hazardous substances into the environment. The Federal Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), regulates the generation, governed by the law, which contains the California counterparts of CERCLA and RCRA. The Company believes that its manufacturing activities are in substantial compliance with all material Federal and state laws and regulations governing its operations. Amendments to existing statutes and regulations could require the Company to modify or alter methods of operations at costs, which could be substantial. There can be no assurance that the Company will be able, for financial or other reasons, to comply with applicable laws and regulations.

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

SUPPLIERS

Foamex International, Inc. ("Foamex") accounted for 43% and 38% of consolidated purchases for the years ended November 30, 2007 and 2006, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business.  If another supplier's products were to be substituted by the Company's customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex.

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

Stock-based Compensation

On December 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”) , and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after December 1, 2006 and any outstanding share-based awards that were issued but not vested as of November 30, 2006. Accordingly, the consolidated financial statements as of November 30, 2006 and for the twelve months then ended have not been restated to reflect the impact of SFAS 123(R).

For the year ended November 30, 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of approximately $134,000. This amount includes (i) compensation expense related to stock options granted prior to November 30, 2006, but not yet vested as of November 30, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123 (ii) compensation expense related to stock options granted during the year ended November 30, 2007. The $134,000 of compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statement of income.

 Prior to the adoption of SFAS 123(R), the Company applied APB 25 to account for its stock-based awards. The following table details the effect on net income and earnings per share had compensation expense for employee stock-based awards been recorded in the year ended November 30, 2006 based on the fair value method under FAS 123:

YEARS ENDED NOVEMBER 30:	2007	2006
Net income available to common shareholders	$812,535	$1,333,973
Plus: Stock-based employee compensation expense included in reported net loss	$--	$--
Less: Total stock-based employee compensation reversals (expense) determined using fair value based method	$147,000	$(12,900)
Pro forma net income available to common shareholders	$959,535	$1,321,073
Net income per common share, as reported Basic and diluted	$0.07	$0.11
Net income per common share, pro forma Basic	$0.07	$0.11
Diluted	$0.07	$0.11

Earnings per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted average shares outstanding for the years ended November 30, 2007 and 2006 relates to dilutive stock options and warrants.

There were 218,000 and 235,000 potentially dilutive options and warrants outstanding at November 30, 2007, and 2006, respectively, that were not included in the computation of the net income per share because they would be anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes , an Interpretation of FAS109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of December 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157").  FAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements.  FAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value.  FAS 157 does not expand or require any new fair value measures, however the application of this statement may change current practice.  The requirements of FAS 157 are first effective for our fiscal year beginning December 1, 2008.  However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year.  Accordingly, our adoption of this standard on December 1, 2008 is limited to financial assets and liabilities.  We do not believe the initial adoption of FAS 157 will have a material effect on our financial condition or results of operations.  However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:

	2007	2006
Raw materials	$562,236	$355,773
Work-in-progress	148,104	94,949
Finished goods	376,628	364,700
	1,086,968	815,422
Less allowance for obsolete inventory	--	--
	$1,086,968	$815,422

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

	2007	2006
Machinery and equipment	$2,771,358	$2,314,627
Furniture and fixtures	1,533,202	1,451,649
Transportation equipment	76,540	76,540
Leasehold improvements	500,708	485,954
Construction in progress	-	9,450
	4,881,808	4,338,220
Less accumulated depreciation	(4,145,410)	(3,995,983)
	$736,398	$342,237

The assets held under capital leases have been included in property and equipment and total $243,358 and $90,263 with accumulated depreciation of $49,378 and $18,623 for the years ended November 30, 2007 and 2006, respectively.  Amortization costs related to assets under capital leases are charged to depreciation expense.

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

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business. Borrowings outstanding under the Line of Credit at November 30, 2007 were $1,354,167

In order to facilitate the Company's obtaining the Credit Facility, on April 2, 2007, the Company terminated its existing $1,500,000 line of credit agreement with Textron Financial Corporation, which was evidenced by a Loan and Security Agreement dated October 9, 2003, as amended.

At November 30, 2007 $100,819 is available for borrowing under this line-of-credit.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases approximately 56,000 square feet of manufacturing and office space in Rancho Dominguez, California at approximately $29,600 per month through November 2010.  Effective November 1, 2005 the Company rented office space in Dallas for its corporate Headquarters. The Company pays approximately $5,439 per month and the lease expires in October 2010

Approximate future minimum operating and capital lease obligations at November 30, 2007, are as follows:

	OPERATING LEASES	CAPITAL LEASES
2008	$422,000	$89,000
2009	422,000	61,000
2010	422,000	56,000
2011	--	--
2012	--	--
Total minimum lease obligations	$1,266,000	$206,000
Less amounts representing interest		(24,000)
Present value of capital lease payments		182,000
Current portion		(60,000)
Long-term portion		$122,000

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2007, and 2006.

Employment Contracts

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

In January 2006, the Company entered into an at-will employment arrangement with Ricardo G. Brutocao to fill the Company's open Chief Executive Officer Position. Mr. Brutocao has an unwritten agreement to be compensated by the Company at the rate of $125,000. Compensation was increased in 2007 to $140,000 per year based on recommendations by the Compensation Committee.  In November 2005, Mr. Brutocao was elected to the Company's board of directors. Prior to that Mr. Brutocao had been providing consulting services to the Company and as a result was granted 100,000 options at $.20 per share of which 20% vested immediately and the remaining vest ratably over a four year period. Vesting is contingent on continued service to the Company.

Litigation

On or about October 18, 2007, the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center, against Foamtec (Singapore) Pte. Ltd., a private limited company incorporated in Singapore, and Foamex Asia Ltd., a private company incorporated in Burma, formerly the Kingdom of Thailand (collectively, “Foamtec”). In December of 1998, the Company and Foamtec entered into a Manufacturing Agreement, whereby the Company and Foamtec agreed to work cooperatively to manufacture and sell certain foam components to Hewlett Packard Company and certain other buyers. As part of the Manufacturing Agreement, Foamtec agreed to act as fiduciary agent for the Company in distributing the manufactured product to Hewlett Packard, its successors and assigns. The term of the Manufacturing Agreement was for ten years, which could be extended by either party for an additional five years. Foamtec had the option to purchase the Company’s interest in the Manufacturing Agreement by paying a price to be calculated on the profits expected under the entire remaining term which, by definition, included its entire term, including the additional five years if the Company exercised its extension right. In 2006, the Company gave notice to Foamtec of its election to extend the term of the Manufacturing Agreement for an additional five years in accordance with its rights under the Manufacturing Agreement. Thereafter, Foamtec gave notice of its election to purchase the Company’s interest in the Manufacturing Agreement, and tendered certain funds in claimed discharge of its payment obligations thereunder. Foamtec asserted that this payout right only applied to the initial term, and not the extended term, and therefore remitted funds that represented the expected profits through the end of the initial term. The Company therefore sued Foamtec for breach of contract for Foamtec’s failure to pay the Company the amount of expected profits for the extended term, as well as for breach of fiduciary duty. The Company is seeking compensatory damages in excess of $1,000,000, exemplary damages in an amount subject to proof, interest as provided by law and costs associated with the suit.

NOTE 6 - RELATED PARTY DEBT

On April 22, 2004, the Company's President and CEO and the Company's Chairman of the Board each loaned $150,000 to the Company pursuant to certain promissory notes. The notes were payable on July 21, 2004 and bear interest at 10%. Upon certain events of default, including the nonpayment of principal, the interest rate increases to a default rate of 12%. The outstanding balance as of November 30, 2007 is $0.

In conjunction with the promissory notes, the Company issued warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $0.363 per share. The warrants are exercisable at any time and expire on May 13, 2008. Upon certain events of default, including the nonpayment of principal, the Company shall issue warrants to purchase an additional 100,000 shares of the Company's common stock with the same terms. As a result of the default on this debt, the Company issued an additional 100,000 warrants for a total of 200,000.
NOTE 7 - STOCKHOLDERS' EQUITY

1998 STOCK OPTION PLAN

In April 1998, the stockholders of the Company approved the 1998 Stock Option Plan ("1998 Plan"). The Plan authorizes the granting of various options and rights to purchase up to 1,250,000 shares of common stock of the Company.

The 1998 Plan provides for the grant by the Company of options to purchase shares of the Company's common stock to its officers, directors, employees and consultants. The 1998 Plan provides that it is to be administered by a committee consisting of two or more members of the Board of Directors. The Committee has discretion, subject to the terms of the 1998 Plan, to select the persons entitled to receive options under the Plan, the terms and conditions on which options are granted, the exercise price, the time period for vesting such shares and the number of shares subject thereto. This stock option plan has been closed for future grants as of 2007.

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

In January 2006, the Company entered into an at-will employment arrangement with Ricardo G. Brutocao to fill the Company's open Chief Executive Officer Position. Mr. Brutocao has an unwritten agreement to be compensated by the Company at the rate of $125,000. Compensation was increased in 2007 to $140,000 per year based on recommendations by the Compensation Committee.  In November 2005, Mr. Brutocao was elected to the Company's board of directors. Prior to that Mr. Brutocao had been providing consulting services to the Company and as a result was granted 100,000 options at $.20 per share of which 20% vested immediately and the remaining vest ratably over a four year period. Vesting is contingent on continued service to the Company. This stock option plan has been closed for future grants as of 2007.

2007 STOCK PLAN

As part of the Company’s executive compensation program, executives are eligible to receive incentive stock options, nonstatutory stock options, stock appreciation rights and restricted shares (collectively, “Awards”) pursuant to the Advanced Materials Group, Inc. 2007 Stock Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan was approved by the Company’s stockholders in May 2007, and is an unfunded plan that provides for the granting of Awards to employees, directors and consultants of the Company or an affiliate. The Compensation Committee believes that the 2007 Incentive Plan strengthens the Company’s ability to attract, retain, and reward executives, as well as other employees, directors and consultants, by enabling such persons to acquire or increase a proprietary interest in the Company, strengthening the mutuality of interests between such persons and the Company’s stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value.

Administration

The 2007 Incentive Plan is administered by the Compensation Committee. The Compensation Committee, as the plan administrator, is vested with full and final authority to administer and interpret the 2007 Incentive Plan and to make all determinations necessary or advisable for the administration of the 2007 Incentive Plan. Subject to the terms of the 2007 Incentive Plan, the Compensation Committee determines who will receive Awards, the time or times at which Awards will be granted, the type of Awards to be granted, the number of shares of common stock covered by each Award, vesting schedules and other limitations on the vesting of the Awards, and such other terms and conditions of each Award as are not inconsistent with the provisions of the 2007 Incentive Plan.

Shares Subject to the Plan

The aggregate number of shares of common stock subject to the 2007 Incentive Plan is 3,000,000. Shares subject to Awards under the 2007 Incentive Plan include authorized and unissued shares, as well as previously issued shares that have been reacquired by the Company. The total number of shares authorized under the 2007 Incentive Plan will be subject to increase or decrease in order to reflect any stock split, stock dividend, recapitalization, merger, consolidation, reorganization, combination or exchange. If any Award granted under the 2007 Incentive Plan expires, terminates or is canceled for any reason without having been exercised in full, or if any Shares issued in connection with an Award are repurchased by the Company, the corresponding number of Shares will again be available for Awards under the 2007 Incentive Plan.

Description of Stock Options

Types of Options. The types of stock options (“Options”) that may be granted under the 2007 Incentive Plan include: (i) options which meet the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)(“Incentive Stock Options”), and (ii) stock options that do not qualify as Incentive Stock Options (“Nonstatutory Stock Options”). Incentive Stock Options may only be granted to employees; however, Nonstatutory Stock Options may be granted to employees, directors or consultants of the Company. The exercise price per share for common stock subject to an Option will be determined by the Compensation Committee, as the plan administrator, at the date of grant; provided, that the exercise price for any Option shall not be less than 100% of the fair market value of the common stock at the date of grant, as determined by the Board, and if the participant of an Incentive Stock Option owns more than 10% of the total combined voting power of all classes of stock of the Company and its affiliates, as described in Section 422(b)(6) of the Code, the exercise price of any Incentive Stock Option granted to such participant shall not be less than 110% of the fair market value of the common stock at the date of grant.

Payment on Exercise. Payment for shares of common stock purchased upon the exercise of an Option may, subject to the terms of the applicable award agreement, be made in cash or by wire transfer or check, by execution of a promissory note, by withholding shares that would otherwise be issued upon exercise of the Option (“cashless exercise”), or by delivery of shares of common stock of the Company then owned by the participant at the time of the exercise of the Option; provided, that the participant shall have held such shares for a period of six months prior to such exercise (or such shorter or longer period of time as is necessary for the Company to avoid a charge to earnings).

Term of Options. The term of each Option will be of such period as may be determined by the Compensation Committee; provided, that in no event will the term of any Option exceed a period of ten years (or, in the case of an Incentive Stock Option granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company and its affiliates, five years). The Compensation Committee shall determine on the date of grant what conditions shall apply to the exercise of an Option granted under the 2007 Incentive Plan in the event the participant shall cease to be employed or retained as a director or consultant by the Company or its affiliates for any reason.

Description of Restricted Share Award

Grant of Restricted Shares. Restricted Shares may be granted alone or in addition to other Awards granted pursuant to the 2007 Incentive Plan. Each Award of Restricted Shares will be evidenced by an award agreement, which will describe the price to be paid for the shares, if any, and the restrictions applicable to the shares received thereunder.

Effect of Restrictions. The Restricted Shares may be subject to such restrictions as may be provided under the applicable award agreement. The Compensation Committee may accelerate the lapse of all or a portion of the restrictions on an Award of Restricted Shares at any time. Upon the lapse of the restrictions on Restricted Shares, the Compensation Committee shall cause the stock certificate to be delivered to the participant with respect to such shares, free of all restrictions under the 2007 Incentive Plan.

Description of Stock Appreciation Rights

Grant of Stock Appreciation Rights. Stock appreciation rights (“SARs”) may be granted alone or in addition to other Awards. SARs are rights to be paid an amount equal to no more than 100% of the difference between the value of a specified number of shares of common stock of the Company on the date on which the SARs are granted and the value of such common stock on the date on which the SARs are exercised. This amount may be paid in cash or shares of common stock, as described in the applicable award agreement.

Ownership Rights. SARs do not generally provide voting, dividend or other rights associated with stock ownership.

Term of SARs. The term of each SAR will be of such period as may be determined by the Compensation Committee. The Compensation Committee shall determine on the date of grant what conditions shall apply to the exercise of an SAR granted under the 2007 Incentive Plan in the event the participant shall cease to be employed or retained as a director or consultant by the Company or its affiliates for any reason.

Amendment or Termination

The Company’s Board of Directors may amend, suspend or terminate the 2007 Incentive Plan at any time, so long as such action does not impair any Award then outstanding without the consent of the affected participant. Without the approval of the stockholders, however, the Company’s Board of Directors may not amend the 2007 Incentive Plan to expand the types of Awards available under the 2007 Incentive Plan or otherwise materially revise the 2007 Incentive Plan, increase the number of shares reserved for issuance under the 2007 Incentive Plan (other than pursuant to capitalization adjustments set forth in the 2007 Incentive Plan), modify the class of individuals eligible to receive Awards under the 2007 Incentive Plan or change the identity of the granting company or the shares to be issued upon the exercise of Incentive Stock Options.

The Compensation Committee may amend, modify or terminate any outstanding Award in any manner not inconsistent with the terms of the 2007 Incentive Plan as long as such action does not impair the rights of the participant without his or her consent.

Absent any earlier termination by the Board of Directors, no Award will be granted under the 2007 Incentive Plan after the tenth anniversary of its effective date or, if later, the tenth anniversary of any action by the Board of Directors or approval of shareholders, if later, to (i) increase the number of shares reserved for issuance under the 2007 Incentive Plan, (ii) modify the class of persons eligible to receive Awards under the 2007 Incentive Plan, or (iii) change the identity of the granting company or the shares issued upon exercise of 2007 Incentive Stock Options.

Change in Control

Unless the Compensation Committee determines otherwise, upon or following a “Change in Control” of the Company, as such term is defined in the 2007 Incentive Plan, Awards shall accelerate and all restrictions shall immediately lapse. In addition, Options that remain unexercised on the effective date of the Change in Control may be immediately forfeited or, in the event the Company is not the surviving company, all outstanding Options and SARs may be substituted or assumed by the surviving company. Pursuant to the 2007 Incentive Plan, a Change in Control is generally deemed to have occurred upon (i) the sale, transfer or other conveyance of all or substantially all of the Company’s assets, (ii) the acquisition of beneficial ownership, directly or indirectly, by a person of the securities representing 50% or more of the total number of votes that may be cast for the election of directors of the Company; or (iii) the failure at any annual or special meeting of the Company's stockholders held during the three-year period following a "solicitation in opposition" as defined in Rule 14a-6 promulgated under the Exchange Act, of a majority of the persons nominated by the Company in the proxy material mailed to shareholders by the management of the Company to win election to seats on the Board (such majority calculated based upon the total number of persons nominated by the Company failing to win election to seats on the Board divided by the total number of Board members of the Board as of the beginning of such three-year period), excluding only those who die, retire voluntarily, are disabled or are otherwise disqualified in the interim between their nomination and the date of the meeting.

The following table summarizes options granted and outstanding:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, November 30, 2005 (466,000 exercisable at a weighted average price of $1.04)	846,000	$0.69

Canceled/Expired	(371,000)	$0.37
Outstanding, November 30, 2006 (466,000 exercisable at a weighted average price of $1.04)	475,000	0.94
Granted (weighted average fair value of $0.70)	183,200	0.90
Exercised	(30,000)	0.17
Canceled/Expired	(200,000)	1.51
Outstanding, November 30, 2007 (368,200 exercisable at a weighted average price of $0.78)	428,200	$ 0.71
The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2006.

EXERCISE PRICE	OUTSTANDING	EXERCISABLE	WEIGHTED AVERAGE CONTRACTUAL LIFE REMAINING
NUMBER OF OPTIONS
$ 0.20 - 0.40	210,000	150,000	5.6 years
0.90	183,200	183,200	9.6
1.75 - 3.69	35,000	35,000	0.6
	428,200	368,200
As of November 30, 2007 there was approximately $11,000 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

The aggregate intrinsic value of options outstanding and options exercisable at November 30, 2007 was $107,000 and $76,200 respectively.    The total intrinsic value of options exercised during the year ended November 30, 2007 was $9,900 resulting in a tax benefit of $3,400.

The Company uses the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the year ended November 30 2007, the Company granted 183,200 fully vested options at the grant date market price to directors at an exercise price of $0.90. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.90, exercise price - $0.90, expected life - 5 years, volatility - 101% and a risk free rate of 5.07%. The calculated fair value of each option was approximately $0.70.

NOTE 8 - INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

YEARS ENDED NOVEMBER 30:	2007	2006
Current:
Federal	$--	$--
State	5,000	2,000
	5,000	2,000

Deferred:
Federal	(224,000)	(636,000)
State	--	--
		--
Total income tax provision	$(219,000)	$(634,000)

The components of deferred tax assets and liabilities at November 30 are as follows:

	2007	2006
Deferred tax assets:
Tax (under) over book depreciation	$100,000	$85,000
Accrued expenses	22,000	19,000
Federal net operating loss carryforwards	2,064,000	2,148,000
State net operating loss carryforwards	127,000	151,000
Goodwill and other intangible assets	108,000	218,000
Stock options	46,000	--
Total deferred tax assets	2,467,000	2,621,000
Less valuation allowance for deferred tax assets	(1,609,000)	(1,987,000)
Net deferred tax assets	$858,000	$634,000

At November 30, 2007 and 2006, the Company had a valuation allowance of $1,609,000 and $1,987,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2007, the Company has net tax operating loss carryforwards of approximately $6,072,000 available to offset future Federal tax liabilities. The carryforwards expire through 2026. As of November 30, 2007, the Company has net operating tax loss carryforwards of approximately $1,428,000 available to offset future state income tax liabilities, which expire through 2012.

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

YEARS ENDED NOVEMBER 30:	2007	2006
Income tax benefit at statutory rates	$200,000	$238,000
Permanent timing differences and other items	(42,000)	(62,000)
Change in federal valuation allowance and other permanent items	(382,000)	(812,000)
State and local income taxes, net of federal income tax	5,000	2,000

Total	$(219,000)	$(634,000)

NOTE 9 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The Company may contribute an amount determined in its sole judgment. Total expense from this plan related to continuing operations was approximately $0 and $0 for the years ended November 30, 2007 and 2006, respectively.  All employees, including executive officers, may participate in this plan according to the rules set forth by the IRS.

NOTE 10 - FASB 131 SEGMENT REPORTING

The Company's foreign operations consist of a sales joint venture located in Singapore, which began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2007, and 2006:

	AMI-US OPERATIONS		AMI-SINGAPORE	CONSOLIDATED
NET SALES
2007	$10,195,801		$476,985	$10,672,786
2006	$9,412,260		$584,020	$9,996,280

SEGMENT INCOME BEFORE CORPORATE ALLOCATION
2007	$167,132		$476,985	$644,117
2006	$115,953		$584,020	$699,973
	AMI-US OPERATIONS		AMI-SINGAPORE	CONSOLIDATED
CORPORATE ALLOCATION
2007	$ 47,699		$(47,699)	$644,117
2006	$58,402		(58,402)	--

NET INCOME (LOSS)
2007	$214,831		$378,591	$593,422
2006	$174,355		$525,618	$699,973

DEPRECIATION AND AMORTIZATION
2007	$(149,423)		$--	$(149,423)
2006	$(228,773)		$--	$(228,773)

INCOME TAXES BENEFIT (EXPENSE)
2007	$219,000		$--	$219,000
2006	$634,000		$--	$634,000

TOTAL ASSETS
2007	$5,411,316	$		$5,411,316
2006	$4,081,980		$--	$4,081,980

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MATERIALS GROUP, INC.
Dated: February 28, 2008
By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ricardo G. Brutocao Ricardo G. Brutocao	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008
/s/ William G. Mortensen William G. Mortensen	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2008
/s/ Timothy R. Busch Timothy R. Busch	Chairman and Director	February 28, 2008
/s/ Maurice J. DeWald Maurice J. DeWald	Director	February 28, 2008
/s/ N. Price Paschall N. Price Paschall	Director	February 28, 2008
/s/ John Sawyer John Sawyer	Director	February 28, 2008

INDEX TO EXHIBITS

Exhibit No.     Description

3.1	Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.). (1)
3.2	Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
3.3	Bylaws, as amended, of Advanced Materials Group, Inc. (1)
4.1	Advanced Materials Group, Inc. 2007 Stock Incentive Plan.(2)
4.2	Advanced Materials Group, Inc. 2003 Stock Plan.(3)
4.3	Amendment No. One to the Advanced Materials Group, Inc. 2003 Stock Plan.(4)
4.4	Advanced Materials Group, Inc. 1998 Stock Option Plan.(5)
4.5	Amendment No. One to the Advanced Materials Group, Inc. 1998 Stock Option Plan.(6)
10.1	Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte. Ltd. (7)
10.2	Credit Agreement dated as of March 1, 2007 between JP Morgan Chase Bank, N.A. and Advanced Materials, Inc.(8)
10.3	Continuing Security Agreement dated as of March 1, 2007, executed by Advanced Materials, Inc. in favor of JP Morgan Chase Bank, N.A.(9)
10.4	Line of Credit Note dated March 1, 2007, in the principal amount of $2,000,000.00, issued by Advanced Materials, Inc. to the order of JP Morgan Chase Bank, N.A.(10)
21.1	List of Subsidiaries. (11)
23.1	Consent of Fei-Fei Catherine Fang, LLP, CPA
31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as a like-numbered exhibit to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.
(2)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(3)	Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(4)	Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(5)	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(6)	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(7)	Filed as Exhibit 10.23 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 10-QSB filed July 12, 2007, incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to Form 10-QSB filed July 12, 2007, incorporated herein by reference.
(10)	Filed as Exhibit 10.3 to Form 10-QSB filed July 12, 2007, incorporated herein by reference.
(11)	Filed as Exhibit 21 to Form 10-K filed February 28, 2000, incorporated herein by reference.

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language omitted pursuant to SEC Release 34-47986] for the small business issuer and have:

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

(b) [Omitted pursuant to SEC Release 34-47986];

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 28, 2008

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) [language omitted pursuant to SEC Release 34-47986] for the small business issuer and have:

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

(b) [Omitted pursuant to SEC Release 34-47986];

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: February 28, 2008

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Advanced Materials Group, Inc. (the "Company") for the fiscal year ended November 30, 2007 (the "Report"), the undersigned hereby certifies in his capacity as Chief Executive Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, as of and for the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: February 28, 2008

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Advanced Materials Group, Inc. (the "Company") for the fiscal year ended November 30, 2007 (the "Report"), the undersigned hereby certifies in his capacity as Chief Financial Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, as of and for the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: February 28, 2008

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer