Form 10QSB
period 2008-02-29
Advanced Materials Group, Inc.
filed 2008-04-15
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,146,026 shares outstanding as of April 10, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Statements of Income (unaudited) for the three months ended February 29, 2008 and 2007..........................................................	1
Consolidated Balance Sheets at February 29, 2008 (unaudited) and November 30, 2007........................................................................................	2
Consolidated Statements of Cash Flows (unaudited) for the three months ended February 29, 2008 and 2007..................................................	3
Notes to Consolidated Financial Statements (unaudited).............................................................................................................................................	4
ITEM 2. Management's Discussion and Analysis or Plan of Operation......................................................................................................................	6
ITEM 3. Controls and Procedures.......................................................................................................................................................................................	9
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings...................................................................................................................................................................................................	10
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds........................................................................................................................	10
ITEM 3. Defaults Upon Senior Securities..........................................................................................................................................................................	10
ITEM 4. Submission of Matters to a Vote of Security Holders.......................................................................................................................................	10
ITEM 5. Other Information...................................................................................................................................................................................................	10
ITEM 6. Exhibits...	11
Signatures...	12
Certifications

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 29, 2008	February 28, 2007
Net sales	$3,037,193	$2,563,854
Cost of sales	2,313,217	2,072,293
Gross profit	723,976	491,561
Operating expenses:
Selling, general and administrative	587,520	359,175
Depreciation and amortization	11,216	15,195
Total operating expenses	598,736	374,370
Income from operations	125,240	117,191
Other income (expense):
Interest expense	(28,530)	(22,217)
Other, net	(8,290)	8,788
Total other income (expense), net	(36,820)	(13,429)
Income tax benefit	7,108	169,223
Net income	$95,528	$272,985
Basic and diluted net income per share	$0.01	$0.02
Weighted average common shares outstanding:
Basic	12,146,026	12,133,693
Diluted	12,361,481	12,296,000

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	February 29, 2008 (unaudited)	November 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$775,487	$462,701
Accounts receivable, net	1,804,848	1,799,657
Inventories, net	1,105,482	1,086,968
Deferred tax asset	865,172	858,064
Prepaid expenses and other	496,633	398,133
Total current assets	5,047,622	4,605,523

Property and equipment, net	714,955	736,398
Other assets	70,394	69,395
Total assets	$5,832,971	$5,411,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$389,602	$251,301
Accrued liabilities	134,660	119,468
Line of credit	1,522,917	1,354,167
Current portion of capital lease obligations	44,532	59,782
Total current liabilities	2,091,711	1,784,718

Capital lease obligations, net of current portion	120,670	122,442
Total liabilities	2,212,381	1,907,160

Commitments and contingencies
	--	--
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,146,026 and 12,146,026 shares issued and outstanding at February 29, 2008 and November 30, 2007, respectively	12,146	12,146
Additional paid-in capital	8,515,878	8,494,971
Accumulated deficit	(4,907,434)	(5,002,961)
Total stockholders' equity	3,620,690	3,504,156
Total liabilities and stockholders' equity	$5,832,971	$5,411,316

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities:
Net income	$95,527	$272,985
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,695	51,005
Deferred taxes and other assets	(7,107)	(178,944)
Stock based compensation	20,907	1,700
Changes in operating assets and liabilities:
Accounts receivable	(5,192)	14,871
Inventories	(18,513)	(327,774)
Prepaid expenses and other	(99,500)	(47,798)
Accounts payable and accrued liabilities	153,493	199,161
Net cash provided by (used in) operating activities	172,310	(14,794)
Cash flows from investing activities:
Purchases of property and equipment	(11,252)	(22,915)
Net cash used in investing	(11,252)	(22,915)
Cash flows from financing activities
Net borrowings (repayments) under line of credit	168,750	(99,129)
Repayments of long-term obligations	(17,022)	(19,385)
Exercise of stock options	-	5,099
Net cash provided by (used in) financing activities	151,728	(113,415)
Net change in cash and cash equivalents	312,786	(151,124)
Cash and cash equivalents, beginning of period	462,701	441,860
Cash and cash equivalents, end of period	775,487	$ 290,736
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$28,530	$22,217
Income taxes	$(7,108)	$9,722

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 29, 2008 and the results of operations and cash flows for the interim periods ended February 29, 2008 and February 28, 2007. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Advanced Materials Group, Inc. ("AM" or the "Company") and its wholly owned subsidiary, Advanced Materials, Inc. ("AM").  All significant intercompany accounts and transactions have been eliminated.

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

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options have been excluded for the three-month periods ended February 29, 2008 and February 28, 2007, as their effect would be antidilutive.

There were 208,000 and 225,000 potentially dilutive options outstanding at February 29, 2008 and February 28, 2007, respectively, that were not included in the computation of net income per share because the impact would be anti-dilutive.

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

For the quarters ended February 29, 2008 and February 28, 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $20,907 and $1,700, respectively. This amount includes compensation expense related to stock options granted prior to November 1, 2006, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. Stock compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statements of income.

The following is a summary of all stock option transactions for the three months ended February 29, 2008:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November, 2007	428,200	$0.71
Granted	40,000	0.65
Cancelled or expired	(10,000)	$3.69
Outstanding at February 29, 2008	458,200	$0.64	6.24	$81,800
Options exercisable at February 29, 2008	398,200	$0.69	6.37	$58,200

As of February 29, 2007 there was $9,067 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 1.5 years.

The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the first quarter of fiscal 2008, the Company granted 40,000 fully vested options to directors at an exercise price of $0.65. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.65, exercise price - $0.65, expected life - 5 years, volatility - 97% and a risk free rate of 2.71%. The calculated fair value of each option was approximately $0.48. No option grants were made during the first quarter of fiscal 2007.

4) INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	February 29, 2008	November 30, 2007
		(unaudited)
Raw Materials	$696,783	$562,236
Work-in-process	159,801	148,104
Finished Goods	257,898	376,628
Less allowance for obsolete inventories	9,000	--
	$1,105,482	$1,086,968

5) SINGAPORE ROYALTY AGREEMENT

Consolidated net sales and gross profit include income from the Singapore royalty agreement of $0 and $97,225 for the three-month periods ended February 29, 2008 and 2007, respectively. Based on the structure of the agreement, the Company has no cost of sales related to this income. Net income attributable to this agreement was $0 and $87,503 for the three-month periods ended February 29, 2008 and 2007, respectively.

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

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-KSB for the year ended November 30, 2007 and in "Factors That Could Affect Future Results" below.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 29, 2008 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2007

Net sales for the quarter ended February 29, 2008 were $3,037,193 versus $2,563,854 for the same period of fiscal 2007, an increase of $473,339 or 18.5%. Revenues from the Singapore royalty agreement decreased to $0 in the three-month period ended February 29, 2008 from $97,225 in the comparable period in 2007. Revenues from U.S. operations increased to $3,037,193 in the first quarter of 2008 from $2,466,629 in 2007.   Revenues from U.S. Operations increased 23% in the first quarter over the previous years first quarter.
The increase in sales for U.S. operations is due to increased sales volumes from its top 5 customers and the signing of a license agreement with Easy Industries dated and effective January 1, 2008, which contributed to the increase in sales overall. The license agreement resulted in $254,000 in sales for the first fiscal quarter of 2008. The Company continues its strategic focus on generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States. During the first quarter of 2007, the Company launched Nundies, a new women's undergarment product owned by the Company. This product is being sold through retailers and is available for direct purchase at www.nundies.com. The Easy Industries license agreement provides for Easy Industries to market and sell the Nundies proprietary products. The product line is now being marketed under the brand name of Miss Oops. Miss Oops products, along with the Nundies product, is currently available in over 2,000 retail outlets worldwide and are available online at www.MissOops.com. The Management of the company sees this strategic relationship as a high growth division over the next 3 years.

The Singapore royalty agreement generated gross profit of $0 and $97,225 for the three month periods ended February 29, 2008 and 2007, respectively. Net income attributable to this agreement was $0 and $87,503 for the three-month periods ended February 29, 2008 and 2007, respectively. The Company is currently involved in litigation with Foamtec arising out of a dispute associated with the final payment to the Company under the royalty agreement.  See Part II - Other Information, Item 1: Legal Proceedings, for further information.

Cost of goods sold for the quarters ended February 29, 2008 and February 28, 2007 were $2,313,217 and $2,072,293, respectively. The Company's gross profit margin was 24% in the first fiscal quarter of 2008, compared to 19% in the 2007 comparable period. The increase in costs of goods sold results from the increase in sales to customers due to greater raw material costs. The Company's top five customers products are foam based products, which are petroleum-based products, and we continue to see increases in raw material costs due to increases in costs of petroleum.

Selling, general and administrative expenses for the first quarter of fiscal 2008 and 2007 were $587,520 and $359,175, respectively, representing an increase of $228,345 or 64%. These costs increased over the previous year due to additional staff added in sales and quality control. The Company obtained ISO 13485 certification in 2007 and is currently pursuing the ISO AS9100 certification in order to allow the Company to bid for business within the Aerospace Industry. The Company also has added customer service staff to further its commitment to service our customers with the upstart of the fulfillment services business to begin 2nd quarter of 2008. Additional costs were also incurred in the quarter for the addition of the Miss Oops staff in connection with the license agreement executed during the first quarter.

Interest expense for the first quarter of fiscal 2008 and 2007 was $28,530 and $22,217, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $7,108 in the first quarter of 2008. This benefit was mainly a result of the Company recording a deferred tax asset related to stock based compensation.   As of February 29, 2008, the Company has a net operating tax loss carryforward of approximately $6,140,056 which is expected to be available to offset future Federal tax liabilities.

Net income for the first quarter of fiscal 2008 was $95,527 compared to $272,985 for the first quarter of fiscal 2007.  Basic and diluted net income per share for the first quarter of fiscal 2008 was $0.01 per share, compared to $0.02 per share for the first quarter of fiscal 2007.  Adjusted Net Income without the income tax benefit and Singapore Royalty was $88,420 compared to $6,537 for the first quarter of fiscal 2008 and 2007.  Adjusted Net Income increased 1252.61% quarter over quarter.

LIQUIDITY AND CAPITAL RESOURCES
As of February 29, 2008, we had working capital of $2,955,911 compared to working capital of $2,820,805 at November 30, 2007.

Cash and cash equivalents were $775,487 at February 29, 2008, compared with $462,701 at November 30, 2007. Operating activities provided $72,310 of cash during the first quarter of fiscal 2008, compared with cash used of $14,794 in the corresponding period of fiscal 2007. The cash provided by operating activities in the first quarter of 2008 resulted primarily from net income of $95,527 plus non-cash charges of $60,709 and an increase in accounts payable and accrued liabilities of $153,493 offset by an increase in prepaid and other assets of $313,714.

Capital expenditures were $11,252 for the three months ended February 29, 2008, compared to $22,915 for the corresponding period in fiscal 2007. The Company believes the reduction is partially attributed to a Company-wide program to reduce non-essential capital expenditures that are not specifically focused on revenue growth.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the three-months ended February 29, 2008 resulted in cash provided by financing activities of $72,310 compared to cash used in financing activities of $14,794 in the same period of 2007.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, which originally was April 1, 2008, but now has been extended until April 1, 2009, effective as of March 28, 2008.

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

Borrowings outstanding under the Line of Credit at February 29, 2008 were $1,522,917.

FACTORS THAT COULD AFFECT FUTURE RESULTS

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

BANKING

AMI obtained a Credit Facility in the second quarter of fiscal 2007. This credit agreement has been extended until April 1, 2009.  The credit agreement evidencing the Credit Facility requires AMI to maintain certain financial covenants as outlined in the Credit Agreement. Failure to meet these financial covenants could result in increased borrowing costs. The Credit Facility is secured by a first priority lien on all of AMI's currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AMI and Lender. If a default occurs under the documents evidencing the Credit Facility, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President/Chief Financial Officer (the Company's principal executive officer and principal financial officer), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended February 29, 2008, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of February 29, 2008, the Company’s disclosure controls and procedures provide reasonable assurance that material information relating to the Company is made known to management, including our Chief Executive Officer and Chief Financial Officer.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended February 29, 2008 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5. OTHER INFORMATION.

Strategic License Agreement

On February 25, 2008, the Company issued a press release announcing that the Company has entered into a strategic licensing agreement with Easy Industries, LLC for its Miss Oops® line of women’s problem-solving fashion and accessory products. Through the licensing agreement, the Company has obtained exclusive rights to the Miss Oops® name and product line and a 10% equity ownership in Easy Industries, LLC. In addition, the Company hired Easy Industries, LLC’s president and staff to lead the Company’s Fashion Solutions Product division in charge of sales, marketing and business development.

The Company manufactures and fulfills the Miss Oops®-branded products within the Company’s current manufacturing and fulfillment facilities, and the products are sold online and in boutiques, department stores, specialty stores and sporting goods stores.

Branded as Miss Oops®, the line will continue to provide products that make life easier with plans to utilize existing materials and designs to offer new problem-solving products for women’s sports and activities, including running, biking, tennis and yoga. In addition to the Miss Oops line of products for women, the Company is researching a line of fashion gear for men and children that will be branded Mr. Oops® and Baby Oops®.

AM's Nundies product, a one-time use, pantyless panty that adheres to the inside inseam of a woman’s pants is now being marketed with the Miss Oops products through the licensing agreement with Easy Industries. AM intends to leverage both the Nundies and Miss Oops retail presence in over 1,000 stores worldwide to achieve its “go-to-market” strategy for its products to deliver innovative solutions-based products for women, men and children.

AM manufactures and fulfills the Miss Oops-branded products within its current manufacturing and fulfillment facilities. Miss Oops is being sold online and in boutiques, department stores, specialty stores and sporting goods stores worldwide. For more information on how and where to purchase Miss Oops products online, please visit http://www.missoops.com/purchase.html. For retail store locations carrying Miss Oops products, please visit http://www.missoops.com/storelisting.php or call 1-877-686-3437.

The Miss Oops product line is now comprised of the following fashion and accessory products:

•	Miss Oops® JAKs™ - An amazing under the shirt, over the pant stretch lace band to cover back there

•	Miss Oops® Nundies™ -A one-time use, pantyless panty that adhere to the inside inseam of a woman’s pants

•	Miss Oops® Popper Stopper™ - An effective solution for stopping your bellybutton from showing through your garments

•	Miss Oops® Dry Sponge™ - A life-saving sponge that removes difficult deodorant marks, powder and the other “oops”

•	Miss Oops® Pedicure In A Bottle™ -An all-in-one treatment that exfoliates, smoothes and hydrates rough tootsies

•	Miss Oops® Pucker Protector™ - An innovative product that serves as lip balm and lip gloss

•	Miss Oops® Critical Care Kit for Mom’s-To-Be™ - A three-in-one survival kit for mom’s-to-be

•	Miss Oops® Critical Care Kit for Women™- A three-in-one survival kit for women

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

Dated: April 15, 2008
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

Date: April 15, 2008

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

Date: April 15, 2008

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended February 29, 2008 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, as of, and for, the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: April 15, 2008

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the fiscal quarter ended February 29, 2008 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, as of, and for, the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: April 15, 2008

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer