Form 10QSB
period 2008-05-31
Advanced Materials Group, Inc.
filed 2008-07-14
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MAY 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,346,026 shares outstanding as of July 8, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Statements of Income (unaudited) for the three and six months ended May 31, 2008 and 2007..................................	1
Consolidated Balance Sheets at May 31, 2008 (unaudited) and November 30, 2007..............................................................................	2
Consolidated Statements of Cash Flows (unaudited) for the six months ended May 31, 2008 and 2007............................................	3
Notes to Consolidated Financial Statements (unaudited)..........................................................................................................................	4
ITEM 2. Management's Discussion and Analysis or Plan of Operation....................................................................................................	6
ITEM 3. Controls and Procedures.....................................................................................................................................................................	10
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings................................................................................................................................................................................	10
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds......................................................................................................	10
ITEM 3. Defaults Upon Senior Securities........................................................................................................................................................	10
ITEM 4. Submission of Matters to a Vote of Security Holders....................................................................................................................	10
ITEM 5. Other Information.................................................................................................................................................................................	10
ITEM 6. Exhibits....................................................................................................................................................................................................	11
Signatures...	12
Certifications

ii

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Net sales	$2,791,466	$2,587,204	$5,828,659	$5,151,059
Cost of sales	2,115,363	1,976,760	4,428,581	4,049,053
Gross profit	676,103	610,444	1,400,078	1,102,006
Operating expenses:
Selling, general and administrative	613,165	420,821	1,200,684	779,996
Depreciation and amortization	11,088	9,625	22,304	24,820
Total operating expenses	624,253	430,446	1,222,988	804,816
Income from operations	51,850	179,998	177,090	297,190
Other income (expense):
Interest expense	(25,250)	(19,194)	(53,780)	(41,411)
Other, net	311	10,605	(7,979)	19,393
Total other income (expense), net	(24,939)	(8,589)	(61,759)	(22,018)
Income tax (expense) benefit	3,591	(11,348)	10,699	157,874
Net income	$30,502	$160,061	$126,030	$433,046
Basic and diluted net income per share	$0.00	$0.01	$0.01	$0.04
Weighted average common shares outstanding:
Basic	12,315,591	12,133,693	12,230,809	12,133,693
Diluted	12,418,421	12,384,488	12,389,951	12,340,244

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	May 31, 2008 (unaudited)	November 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$255,195	$462,701
Accounts receivable, net	2,414,245	1,799,657
Inventories, net	1,379,398	1,086,968
Current portion of deferred tax asset	78,763	858,064
Prepaid expenses and other	243,594	398,133
Total current assets	4,371,195	4,605,523

Property and equipment, net	700,871	736,398
Deferred tax assets, net of current portion	790,000	-
Other assets	70,394	69,395
Total assets	$5,932,460	$5,411,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$441,740	$251,301
Accrued liabilities	109,021	119,468
Line of credit	1,499,282	1,354,167
Current portion of capital lease obligations	41,667	59,782
Total current liabilities	2,091,710	1,784,718

Capital lease obligations, net of current portion	106,495	122,442
Total liabilities	2,198,205	1,907,160

Commitments and contingencies
	--	--
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,346,026 and 12,146,026 shares issued and outstanding at May 31, 2008 and November 30, 2007, respectively	12,346	12,146
Additional paid-in capital	8,598,840	8,494,971
Accumulated deficit	(4,876,931)	(5,002,961)
Total stockholders' equity	3,734,255	3,504,156
Total liabilities and stockholders' equity	$5,932,460	$5,411,316

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	May 31, 2008	May 31, 2007
Cash flows from operating activities:
Net income	$126,030	$433,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	60,870	90,982
Deferred tax assets	(10,699)	(179,523)
Stock based compensation	31,469	3,400
Changes in operating assets and liabilities:
Accounts receivable	(614,588)	61,202
Inventories	(292,430)	(427,513)
Prepaid expenses and other	153,540	(271,706)
Accounts payable and accrued liabilities	179,992	(174,306)
Net cash provided by (used in) operating activities	(365,816)	(464,418)
Cash flows from investing activities:
Purchases of property and equipment	(25,343)	(27,633)
Net cash used in investing	(25,343)	(27,633)
Cash flows from financing activities
Net borrowings (repayments) under line of credit	145,115	269,150
Repayments of long-term obligations	(34,062)	(38,485)
Exercise of stock options	72,600	5,099
Net cash provided by (used in) financing activities	183,653	235,764
Net change in cash and cash equivalents	(207,506)	(256,287)
Cash and cash equivalents, beginning of period	462,701	441,860
Cash and cash equivalents, end of period	$ 255,195	$ 185,573
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$53,780	$41,411
Income taxes	$-	$2,400

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of May 31, 2008 and the results of operations and cash flows for the interim periods ended May 31, 2008 and  2007. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.

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

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options have been excluded for the three and six-month periods ended May 31, 2008 and 2007, as their effect would be antidilutive.

There were 268,200 and 35,000 potentially dilutive options outstanding at May 31, 2008 and 2007, respectively, that were not included in the computation of net income per share because the impact would be anti-dilutive.

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

For the three-month periods ended May 31, 2008 and 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $10,562 and $1,700, respectively. For the six-month periods ended May 31, 2008 and 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $31,469 and $3,400, respectively.  This amount includes compensation expense related to stock options granted prior to November 1, 2006, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. Stock compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statements of income.

The following is a summary of all stock option transactions for the six months ended May 31, 2008:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November, 2007	428,200	$0.71
Granted	60,000	0.63
Cancelled or expired	(10,000)	$3.69
Outstanding at May 31, 2008	478,200	$0.63	6.98	$58,700
Options exercisable at May 31, 2008	428,200	$0.68	7.10	$43,200

As of May 31, 2008 there was $7,367 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 1.25 years.

The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the second quarter of fiscal 2008, the Company granted 20,000 fully vested options to directors at an exercise price of $0.60. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.60, exercise price - $0.60, expected life - 5 years, volatility - 97% and a risk free rate of 2.42%. The calculated fair value of each option was approximately $0.44. No option grants were made during the second quarter of fiscal 2007.

4) INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	May 31, 2008	November 30, 2007
	(unaudited)
Raw Materials	$869,065	$562,236
Work-in-process	108,313	148,104
Finished Goods	420,020	376,628
Less allowance for obsolete inventories	18,000	--
	$1,379,398	$1,086,968

5) SINGAPORE ROYALTY AGREEMENT

Consolidated net sales and gross profit include income from the Singapore royalty agreement of $0 and $95,263 for the three-month periods ended May 31, 2008 and 2007, respectively, and $0 and $192,488 for the six-month periods ended May 31, 2008 and 2007, respectively. Based on the structure of the agreement, the Company has no cost of sales related to this income. Net income attributable to this agreement was $0 and $85,736 for the three-month periods ended May 31, 2008 and 2007, respectively and $0 and $173,239 for the six-month periods ended May 31, 2008 and 2007, respectively.

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

6) ACCOUNTING CHANGES

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of December 1, 2007 and the adoption did not have a material impact to the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three and six-months ended May 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED MAY 31, 2008 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2007

Net sales for the quarter ended May 31, 2008 were $2,791,466 versus $2,587,504 for the same period of fiscal 2007, an increase of $203,962 or 8%. Revenues from the Singapore royalty agreement decreased to $0 in the three-month period ended May 31, 2008 from $95,263 in the comparable period in 2007. Revenues from U.S. operations increased to $2,791,466 in the second quarter of 2008 from $2,492,241 in 2007.   Revenues from U.S. Operations increased 12% in the second quarter over the previous year’s second quarter.

The increase in sales for U.S. operations is due to increased sales volumes from its top 5 customers and the signing of a license agreement with Easy Industries dated and effective January 1, 2008, which contributed to the increase in sales overall. The license agreement resulted in $328,000 in sales for the second fiscal quarter of 2008. The Company continues its strategic focus on generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

The Singapore royalty agreement generated gross profit of $0 and $95,263 for the three month periods ended May 31, 2008 and 2007, respectively. Net income attributable to this agreement was $0 and $85,736 for the three-month periods ended May 31, 2008 and 2007, respectively. The Company is currently involved in litigation with Foamtec arising out of a dispute associated with the final payment to the Company under the royalty agreement.  See Part II - Other Information, Item 1: Legal Proceedings, for further information.

Cost of goods sold for the quarters ended May 31, 2008 and 2007 were $2,115,363 and $1,976,760, respectively. The Company's gross profit margin was 24% in the second fiscal quarters of 2008 and 2007. The increase in costs of goods sold results from the increase in raw material costs and incoming freight costs. The Company's top five customers products are foam based products, which are petroleum-based products, and we continue to see increases in raw material and freight costs due to increases in costs of petroleum.

Selling, general and administrative expenses for the second quarter of fiscal 2008 and 2007 were $605,362 and $420,821, respectively, representing an increase of $184,541 or 44%. These costs increased over the previous year due to additional staff added in sales, quality control and the addition of staff to fulfill the Miss Oops product line. The Company obtained ISO 13485 certification in 2007 and is currently pursuing the ISO AS9100 certification in order to allow the Company to bid for business within the Aerospace Industry. The Company also has added customer service staff to further its commitment to service our customers with the upstart of the fulfillment services business that begin in the third quarter of 2008.

Interest expense for the second quarter of fiscal 2008 and 2007 was $25,250 and $19,194, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $3,591 in the second quarter of 2008. This benefit was mainly a result of the Company recording a deferred tax asset related to stock based compensation.

Net income for the second quarter of fiscal 2008 was $30,502 compared to $160,061 for the second quarter of fiscal 2007.  Basic and diluted net income per share for the second quarter of fiscal 2008 was $0.00 per share, compared to $0.01 per share for the second quarter of fiscal 2007.

RESULTS OF OPERATIONS SIX MONTHS ENDED MAY 31, 2008 COMPARED TO THE SIX MONTHS ENDED MAY 31, 2007

Net sales for the six months ended May 31, 2008 were $5,828,659 versus $5,151,059 for the same period of fiscal 2007, an increase of $677,600 or 13%.  Revenues from the Singapore royalty agreement decreased to $0 in the six-month period ended May 31, 2008 from $192,488 in the comparable period in 2007.  Revenues from U.S. operations increased to $5,828,659 in the first six months of 2008 from $4,958,571 in 2007.   Revenues from U.S. operations increased 18% in the six months ended May 31 over the same period in prior year.

The increase in sales for U.S. operations is due to increased sales volumes from its top 5 customers and the signing of a license agreement with Easy Industries dated and effective January 1, 2008, which contributed to the increase in sales overall. The license agreement resulted in $582,000 in sales for the six months ended May 31, 2008. The Company continues its strategic focus on generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

The Singapore royalty agreement generated gross profit of $0 and $192,488 for the six month periods ended May 31, 2008 and 2007, respectively. Net income attributable to this agreement was $0 and $173,239 for the six-month periods ended May 31, 2008 and 2007, respectively. The Company is currently involved in litigation with Foamtec arising out of a dispute associated with the final payment to the Company under the royalty agreement.  See Part II - Other Information, Item 1: Legal Proceedings, for further information.

Cost of goods sold for the six months ended May 31, 2008 and 2007 were $4,428,581 and $4,049,053, respectively. The Company's gross profit margin was 24% in the six months ended May 31, 2008, compared to 21% in the 2007 comparable period. The increase in costs of goods sold results from the increase in raw material and freight costs. The Company's top five customers products are foam based products, which are petroleum-based products, and we continue to see increases in raw material and freight costs due to increases in costs of petroleum.

Selling, general and administrative expenses for the six months ended May 31, 2008 and 2007 were $1,192,881 and $779,996, respectively, representing an increase of $412,885 or 53%.  These costs increased over the previous year due to additional staff added in sales, quality control and the addition of staff to fulfill the Miss Oops product line. The Company obtained ISO 13485 certification in 2007 and is currently pursuing the ISO AS9100 certification in order to allow the Company to bid for business within the Aerospace Industry. The Company also has added customer service staff to further its commitment to service our customers with the upstart of the fulfillment services business that begin in the third quarter of 2008.

Interest expense for the six months ended May 31, 2008 and 2007 was $53,780 and $41,411, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $10,699 in the six months ended May 31, of 2008. This benefit was mainly a result of the Company recording a deferred tax asset related to stock based compensation.

Net income for the six months ended May 31, 2008 was $126,030 compared to $433,046 for the same period in 2007.  Basic and diluted net income per share for the six months ended May 31, 2008 was $0.01 per share, compared to $0.04 per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2008, we had working capital of $2,279,485 compared to working capital of $2,820,805 at November 30, 2007.

Cash and cash equivalents were $255,195 at May 31, 2008, compared with $462,701 at November 30, 2007. Operating activities used $365,816 of cash during the six months ended May 31, 2008, compared with cash used of $464,418 in the corresponding period of fiscal 2007. The cash used by operating activities in the six months ended May 31, 2008 resulted primarily from net income of $126,030 plus non-cash charges of $81,640, an increase in accounts receivable of $614,588, an increase in inventory of $292,430, a decrease in prepaid expenses of $154,539 and an increase in accrued liabilities of $179,992.

Capital expenditures were $25,343 for the six months ended May 31, 2008, compared to $27,633 for the corresponding period in fiscal 2007.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the six months ended May 31, 2008 resulted in cash provided by financing activities of $183,653 compared to cash provided by financing activities of $235,764 in the same period of 2007.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, which has been extended until April 1, 2009.

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

The line of credit agreement requires the Company to maintain certain financial covenants including maintaining tangible net worth no less than $1,500,000 as of each fiscal quarter end.

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

Borrowings outstanding under the Line of Credit at May 31, 2008 were $1,499,282.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President/Chief Financial Officer (the Company's principal executive officer and principal financial officer), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended May 31, 2008, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2008, the Company’s disclosure controls and procedures provide reasonable assurance that material information relating to the Company is made known to management, including our Chief Executive Officer and Chief Financial Officer.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended May 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

The Company may from time to time be involved in other legal proceedings in the normal course of operations and are incidental to its business. Although the outcome of the proceedings cannot be determined, in the opinion of management, based on discussions with and advice of legal counsel, any resulting future liability from such proceedings, either individually or in the aggregate, will not adversely affect the Company.

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

Dated: July 14, 2008
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

Date: July 14, 2008

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

Date: July 14, 2008

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the quarter ended May 31, 2008 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, as of, and for, the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: July 14, 2008

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report on Form 10-QSB of Advanced Materials Group, Inc. (the "Company") for the fiscal quarter ended May 31, 2008 (the "Report"), the undersigned hereby certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. the information contained in the Report fairly presents, in all material respects, as of, and for, the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated:  July 14, 2008

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer