Form 10QSB
period 2008-08-31
Advanced Materials Group, Inc.
filed 2008-10-15
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, $.001 par value, 12,346,026 shares outstanding as of October 3, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ADVANCED MATERIALS GROUP, INC.
FORM 10-QSB
TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements:
Consolidated Statements of Income (unaudited) for the three and nine months ended August 31, 2008 and 2007..................................	1
Consolidated Balance Sheets at August 31, 2008 (unaudited) and November 30, 2007.................................................................................	2
Consolidated Statements of Cash Flows (unaudited) for the nine months ended August 31, 2008 and 2007............................................	3
Notes to Consolidated Financial Statements (unaudited)...................................................................................................................................	4
ITEM 2. Management's Discussion and Analysis or Plan of Operation.............................................................................................................	6
ITEM 3. Controls and Procedures..............................................................................................................................................................................	10
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings.........................................................................................................................................................................................	10
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds..............................................................................................................	11
ITEM 3. Defaults Upon Senior Securities................................................................................................................................................................	11
ITEM 4. Submission of Matters to a Vote of Security Holders.............................................................................................................................	11
ITEM 5. Other Information..........................................................................................................................................................................................	11
ITEM 6. Exhibits...	11
Signatures...	12
Certifications

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Net sales	$3,216,863	$2,838,600	$9,045,522	$7,989,659
Cost of sales	2,455,175	2,202,729	6,883,755	6,251,782
Gross profit	761,688	635,871	2,161,767	1,737,877
Operating expenses:
Selling, general and administrative	607,552	514,324	1,808,237	1,294,320
Depreciation and amortization	9,800	8,385	32,104	33,205
Total operating expenses	617,352	522,709	1,840,341	1,327,525
Income from operations	144,336	113,162	321,426	410,352
Other income (expense):
Interest expense	(22,765)	(24,879)	(76,545)	(66,290)
Other, net	(1,576)	(1,961)	(9,555)	17,432
Total other expense, net	(24,341)	(26,840)	(86,100)	(48,858)
Income tax benefit	578	15,514	11,277	173,388
Net income	$120,573	$101,836	$246,603	$534,882
Basic and diluted net income per share	$0.01	$0.01	$0.02	$0.04
Weighted average common shares outstanding:
Basic	12,346,026	12,146,026	12,269,214	12,141,915
Diluted	12,429,804	12,407,980	12,403,235	12,362,823

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	August 31, 2008 (unaudited)	November 30, 2007

ASSETS
Current assets:
Cash and cash equivalents	$325,165	$462,701
Accounts receivable, net	2,890,646	1,799,657
Inventories, net	1,680,095	1,086,968
Current portion of deferred tax asset	79,340	858,064
Prepaid expenses and other	205,852	398,133
Total current assets	5,181,098	4,605,523

Property and equipment, net	674,211	736,398
Deferred tax assets	790,000	-
Other assets	69,395	69,395
Total assets	$6,714,704	$5,411,316

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$245,747	$251,301
Accrued liabilities	139,904	119,468
Line of credit	2,200,000	1,354,167
Current portion of term note	29,400	-
Current portion of capital lease obligations	70,199	59,782
Total current liabilities	2,685,250	1,784,718

Term note, net of current portion	112,700	-
Capital lease obligations, net of current portion	60,226	122,442
Total liabilities	2,858,176	1,907,160

Commitments and contingencies

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,346,026 and 12,146,026 shares issued and outstanding at August 31, 2008 and November 30, 2007, respectively	12,346	12,146
Additional paid-in capital	8,600,540	8,494,971
Accumulated deficit	(4,756,358)	(5,002,961)
Total stockholders' equity	3,856,528	3,504,156
Total liabilities and stockholders' equity	$6,714,704	$5,411,316

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	August 31, 2008	August 31, 2007
Cash flows from operating activities:
Net income	$246,603	$534,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	87,870	124,914
Deferred tax assets	(11,276)	(217,178)
Stock based compensation	33,169	132,705
Changes in operating assets and liabilities:
Accounts receivable	(1,090,989)	(79,477)
Inventories	(593,127)	(343,585)
Prepaid expenses and other	192,281	(317,085)
Accounts payable and accrued liabilities	14,882	(103,024)
Net cash used in operating activities	(1,120,587)	(267,848)
Cash flows from investing activities:
Purchases of property and equipment	(25,683)	(284,843)
Net cash used in investing activities	(25,683)	(284,843)
Cash flows from financing activities
Net borrowings under line of credit	845,833	369,150
Proceeds from term note	147,000	-
Repayments of long-term obligations	(56,699)	(56,380)
Exercise of stock options and warrants	72,600	5,099
Net cash provided by financing activities	1,008,734	317,869
Net change in cash and cash equivalents	(137,536)	(234,822)
Cash and cash equivalents, beginning of period	462,701	441,860
Cash and cash equivalents, end of period	$ 325,165	$ 207,038
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,765	$66,920
Income taxes	$-	$28,450
Non-cash transaction
Equipment acquired via capital lease	$-	$109,000

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of August 31, 2008 and the results of operations and cash flows for the interim periods ended August 31, 2008 and  2007. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007.

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

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options have been excluded for the three and nine-month periods ended August 31, 2008 and 2007, as their effect would be antidilutive.

There were 243,200 and 35,000 potentially dilutive options outstanding at August 31, 2008 and 2007, respectively, that were not included in the computation of net income per share because the impact would be anti-dilutive.

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

For the three-month periods ended August 31, 2008 and 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $1,700 and $129,305, respectively. For the nine-month periods ended August 31, 2008 and 2007, the adoption of FAS 123(R) resulted in incremental stock-based compensation expense of $33,169 and $132,705, respectively.  This amount includes compensation expense related to stock options granted prior to November 1, 2006, but not yet vested as of November 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. Stock compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statements of income.

The following is a summary of all stock option transactions for the nine months ended August 31, 2008:

	Shares	Weighted Average Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November, 2007	428,200	$0.71
Granted	60,000	0.63
Cancelled or expired	(35,000)	$2.30
Outstanding at August 31, 2008	453,200	$0.57	7.10	$33,500
Options exercisable at August 31, 2008	423,200	$0.59	7.26	$28,600

As of August 31, 2008 there was $5,667 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 1 year.

The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants.  No option grants were made during the third quarter of fiscal 2008.  During the third quarter of fiscal 2007, the Company granted 183,200 fully vested options to directors at an exercise price of $0.90.  The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.90, exercise price - $0.90, expected life – 5 years, volatility – 101% and a risk free rate of 5.07%.  The calculated fair value of each option was approximately $0.70.

4) INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	August 31, 2008	November 30, 2007
	(unaudited)
Raw Materials	$665,670	$562,236
Work-in-process	157,085	148,104
Finished Goods	884,340	376,628
Less allowance for obsolete inventories	27,000	--
	$1,680,095	$1,086,968

5) SINGAPORE ROYALTY AGREEMENT

Consolidated net sales and gross profit include income from the Singapore royalty agreement of $0 and $284,497 for the three-month periods ended August 31, 2008 and 2007, respectively, and $0 and $476,985 for the nine-month periods ended August 31, 2008 and 2007, respectively. Based on the structure of the agreement, the Company has no cost of sales related to this income. Net income attributable to this agreement was $0 and $256,057 for the three-month periods ended August 31, 2008 and 2007, respectively and $0 and $429,286 for the nine-month periods ended August 31, 2008 and 2007, respectively.

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

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the three and nine-months ended August 31, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

7) LONG-TERM DEBT

On June 18, 2008, the Company entered into a term note with JPMorgan Chase Bank, N.A. for the sum of $147,000 with a maturity date of June 18, 2013.  Payments are due in consecutive monthly installments of $2,450 plus interest at the prime rate.  This note is collateralized by certain equipment owned by the Company.

On July 14, 2008, the Company amended their line of credit to extend the facility to $2,500,000.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE THREE MONTHS ENDED AUGUST 31, 2007

Net sales for the quarter ended August 31, 2008 were $3,216,863 versus $2,838,600 for the same period of fiscal 2007, an increase of $378,263 or 13%. Revenues from the Singapore royalty agreement decreased to $0 in the three-month period ended August 31, 2008 from $284,497 in the comparable period in 2007. Revenues from U.S. operations increased to $3,216,863 in the third quarter of 2008 from $2,554,103 in 2007.   Revenues from U.S. Operations increased 26% in the third quarter over the previous year’s third quarter.

The increase in sales for U.S. operations is due to increased sales volumes from its top 5 customers and the signing of a license agreement with Easy Industries dated and effective January 1, 2008, which contributed to the increase in sales overall. The license agreement resulted in $529,000 in sales for the third fiscal quarter of 2008. The Company continues its strategic focus on generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

The Singapore royalty agreement generated gross profit of $0 and $284,497 for the three month periods ended August 31, 2008 and 2007, respectively. Net income attributable to this agreement was $0 and $256,057 for the three-month periods ended August 31, 2008 and 2007, respectively. The Company is currently involved in litigation with Foamtec arising out of a dispute associated with the final payment to the Company under the royalty agreement.  See Part II - Other Information, Item 1: Legal Proceedings, for further information.

Cost of goods sold for the quarters ended August 31, 2008 and 2007 were $2,455,175 and $2,202,729, respectively. The Company's gross profit margin was 24% in the third quarter of 2008 and 22% in the third quarter of 2007. The increase in costs of goods sold results from the increase in raw material costs and incoming freight costs. The Company's top five customers products are foam based products, which are petroleum-based products, and we continue to see increases in raw material and freight costs due to increases in costs of petroleum.

Selling, general and administrative expenses for the third quarter of fiscal 2008 and 2007 were $607,552 and $514,324, respectively, representing an increase of $93,228 or 18%. These costs increased over the previous year due to additional staff added in sales, quality control and the addition of staff to fulfill the Miss Oops® product line. The Company obtained ISO 13485 certification in 2007 and is currently pursuing the ISO AS9100 certification in order to allow the Company to bid for business within the Aerospace Industry. The Company also has added customer service staff to further its commitment to service our customers with the upstart of the fulfillment services business that began in the third quarter of 2008.

Interest expense for the third quarter of fiscal 2008 and 2007 was $22,765 and $24,879, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $578 in the third quarter of 2008. This benefit was mainly a result of the Company recording a deferred tax asset related to stock based compensation.

Net income for the third quarter of fiscal 2008 was $120,573 compared to $101,836 for the third quarter of fiscal 2007.  Basic and diluted net income per share for the third quarter of fiscal 2008 was $0.01 per share, compared to $0.01 per share for the third quarter of fiscal 2007.

RESULTS OF OPERATIONS NINE MONTHS ENDED AUGUST 31, 2008 COMPARED TO THE NINE MONTHS ENDED AUGUST 31, 2007

Net sales for the nine months ended August 31, 2008 were $9,045,522 versus $7,989,659 for the same period of fiscal 2007, an increase of $1,055,863 or 13%.  Revenues from the Singapore royalty agreement decreased to $0 in the nine-month period ended August 31, 2008 from $476,985 in the comparable period in 2007.  Revenues from U.S. operations increased to $9,045,522 in the first nine months of 2008 from $7,512,673 in 2007.   Revenues from U.S. operations increased 20% in the nine months ended August 31 over the same period in prior year.

The increase in sales for U.S. operations is due to increased sales volumes from its top 5 customers and the signing of a license agreement with Easy Industries dated and effective January 1, 2008, which contributed to the increase in sales overall. The license agreement resulted in $1,111,000 in sales for the nine months ended August 31, 2008. The Company continues its strategic focus on generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

The Singapore royalty agreement generated gross profit of $0 and $476,985 for the nine month periods ended August 31, 2008 and 2007, respectively. Net income attributable to this agreement was $0 and $429,286 for the nine-month periods ended August 31, 2008 and 2007, respectively. The Company is currently involved in litigation with Foamtec arising out of a dispute associated with the final payment to the Company under the royalty agreement.  See Part II - Other Information, Item 1: Legal Proceedings, for further information.

Cost of goods sold for the nine months ended August 31, 2008 and 2007 were $6,883,755 and $6,251,782, respectively. The Company's gross profit margin was 24% in the nine months ended August 31, 2008, compared to 22% in the 2007 comparable period. The increase in costs of goods sold results from the increase in raw material and freight costs. The Company's top five customers products are foam based products, which are petroleum-based products, and we continue to see increases in raw material and freight costs due to increases in costs of petroleum.

Selling, general and administrative expenses for the nine months ended August 31, 2008 and 2007 were $1,808,237 and $1,294,320, respectively, representing an increase of $513,917 or 40%.  These costs increased over the previous year due to additional staff added in sales, quality control and the addition of staff to fulfill the Miss Oops® product line. The Company obtained ISO 13485 certification in 2007 and is currently pursuing the ISO AS9100 certification in order to allow the Company to bid for business within the Aerospace Industry. The Company also has added customer service staff to further its commitment to service our customers with the upstart of the fulfillment services business that began in the third quarter of 2008.

Interest expense for the nine months ended August 31, 2008 and 2007 was $76,545 and $66,290, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $11,277 in the nine months ended August 31, 2008. This benefit was mainly a result of the Company recording a deferred tax asset related to stock based compensation.

Net income for the nine months ended August 31, 2008 was $246,603 compared to $534,882 for the same period in 2007.  Basic and diluted net income per share for the nine months ended August 31, 2008 was $0.02 per share, compared to $0.04 per share for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2008, we had working capital of $2,495,848 compared to working capital of $2,820,805 at November 30, 2007.

Cash and cash equivalents were $325,165 at August 31, 2008, compared with $462,701 at November 30, 2007. Operating activities used $1,120,587 of cash during the nine months ended August 31, 2008, compared with cash used of $267,848 in the corresponding period of fiscal 2007. The cash used by operating activities in the nine months ended August 31, 2008 resulted primarily from net income of $246,603 plus non-cash charges of $109,763, an increase in accounts receivable of $1,090,989, an increase in inventory of $593,127, a decrease in prepaid expenses of $192,281 and an increase in accounts payable and accrued liabilities of $14,882.

Capital expenditures were $25,683 for the nine months ended August 31, 2008, compared to $284,843 for the corresponding period in fiscal 2007.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the nine months ended August 31, 2008 resulted in cash provided by financing activities of $1,008,734 compared to cash provided by financing activities of $317,869 in the same period of 2007.

On March 1, 2007, AMG, through its wholly-owned subsidiary AMI, obtained a $2,000,000 credit facility from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI. This Line of Credit Note was amended on July 14, 2008 to extend the credit facility (the “Credit Facility”) to $2,500,000.  The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

AMI can borrow, pay and reborrow principal under the Credit Facility from time to time during its term, but the outstanding principal balance under the Credit Facility may not exceed the lesser of the borrowing base or $2,500,000. For purposes of the Credit Facility, “borrowing base” is calculated by adding 80% of AMI's eligible accounts receivable to 50% of the lower of cost or wholesale market value of all of AMI's eligible inventory.

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

Borrowings outstanding under the Line of Credit at August 31, 2008 were $2,200,000.

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

ITEM 3 - CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and President/Chief Financial Officer (the Company's principal executive officer and principal financial officer), have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the period ended August 31, 2008, the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Company's principal Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2008, the Company’s disclosure controls and procedures provide reasonable assurance that material information relating to the Company is made known to management, including our Chief Executive Officer and Chief Financial Officer.

There were no changes in the Company's internal control over financial reporting that occurred during the period ended August 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Dated: October 15, 2008
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

Date: October 15, 2008

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

Date: October 15, 2008

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

Dated: October 15, 2008

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

Dated:  October 15, 2008

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer