Form 10KSB
period 2008-11-30
Advanced Materials Group, Inc.
filed 2009-02-27
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(MARK ONE)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED NOVEMBER 30, 2008.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NO. 000-16401

ADVANCED MATERIALS GROUP, INC.
(Name of small business issuer in its charter)

NEVADA                                                                                                    33-0215295
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

2364 MERRITT DRIVE, SUITE A, GARLAND, TEXAS 75041
(Address of principal executive offices)(Zip Code)

Issuer's telephone number: (469) 246-4100
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
Yes☐  No ☒

State issuer’s revenues for the year ended November 30, 2008: $12,303,528

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value on February 13, 2009 of the voting and non-voting common equity held by non-affiliates of the registrant was $5,555,712.

There were 12,346,026 shares of our common stock, par value $0.001 per share, outstanding as of February 13, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: Certain of the information required by Part III of this report is incorporated by reference from portions of the registrant’s Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders to the extent set forth herein.

Transitional Small Business Format (check one): Yes☐  No ☒

TABLE OF CONTENTS
PART I
ITEM 1. DESCRIPTION OF BUSINESS......................................................................................................................................................	1
ITEM 2. DESCRIPTION OF PROPERTY.....................................................................................................................................................	6
ITEM 3. LEGAL PROCEEDINGS.................................................................................................................................................................	6
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................................	6
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.......................................................................................	7
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................................................	7
ITEM 7. FINANCIAL STATEMENTS........................................................................................................................................................	11
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................................................................................................................................................	11
ITEM 8A(T). CONTROLS AND PROCEDURES.......................................................................................................................................	11
ITEM 8B. OTHER INFORMATION............................................................................................................................................................	12
PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.......................................................................................................	12
ITEM 10. EXECUTIVE COMPENSATION.................................................................................................................................................	14
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........................................................................................................................................................................	15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE........................	15
ITEM 13. EXHIBITS.......................................................................................................................................................................................	15
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................................................................	15
PART IV
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.......................................................................................	F-1
SIGNATURES.................................................................................................................................................................................................	16
INDEX TO EXHIBITS....................................................................................................................................................................................	17

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Advanced Materials Group, Inc. (the "Company" or "AM") develops, manufactures and markets a wide variety of products from a raw material base of flexible components. The Company's principal subsidiary, Advanced Materials, Inc. (formerly known as Wilshire Advanced Materials, Inc.) ("AMI"), is the successor to a 50-year old business that converted specialty materials including foams, foils, films and adhesive composites into components and finished products. In 2008, the Company continued its transition from the foam fabricator / contract manufacturing business to proprietary medical and consumer products. Advanced Materials Group, Inc. and Advanced Materials, Inc. are consolidated and referenced as the “Company” or "AM" in this Annual Report.  Examples of the products AM manufactures include non-skid surgical instrument pads and applicators for medical use, soap impregnated surgical prep kit sponges, protective units for arthroscopic and orthopedic instruments, printer cartridge inserts and inking felts, automobile insulators and water and dust seals. These products are made for a number of customers in various markets including medical, technology, aerospace, automotive and consumer. AM's offerings to its customer base includes contract manufacturing, engineering and fulfillment services.

Our Advanced Materials Fashion Solutions Product Division sells and markets proprietary consumer fashion products.  Effective January 1, 2008, the Company entered into a strategic licensing agreement with Easy Industries, LLC for its line of women’s problem-solving fashion and accessory products, branded as Miss Oops®.  Through this agreement, AM has obtained exclusive rights to the Miss Oops® name and product line and a 10% equity ownership of Easy Industries, LLC.  AM manufactures and fulfills the Miss Oops® in its current manufacturing and fulfillment facilities.

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

The Company's principal executive offices are located at 2364 Merritt Drive, Suite A, Garland, Texas 75041, and its telephone number is (469) 246-4100. The Company's website is www.advancedmaterials.net.

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

Proprietary products are built to the Company's or customer's specifications. Given the Company's change in focus, it anticipates that an increasing percentage of its products, designs, and production methods will be patent protected, or be proprietary in some aspect. Different from the strategy adopted prior to 2002, research and development is the objective of AM. The primary target markets are medical and consumer, however it is expected that research and development efforts could produce ideas that would be equally valuable to the Company's existing industrial customers outside the medical and consumer markets. In those cases the Company plans to share the benefits of those non-medical or non-consumer products with our existing industrial customers and to manufacture products for those industrial customers. The Company currently has a product development backlog of approximately 10 products that is expected to fuel future growth. In summary, the roots of the Company remain unchanged. Die cutting of flexible materials continues unabated. However, the "root system" is now being used to support new "branches." AM's future is in proprietary and patented products and processes.

MANUFACTURING

AM's corporate headquarters are located in Garland, Texas and its manufacturing facility is located in Rancho Dominguez, California. This facility is approximately 56,000 square feet and services a region consisting of the United States and parts of the Pacific Rim area. A substantial amount of the manufacturing equipment has been designed and constructed by AM.

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

SUPPLIERS

AM purchases raw materials primarily consisting of polyurethane foam, cross-linked polyolefin foams and pressure sensitive adhesives. AM's largest supplier of raw materials is Foamex Engineered International Inc. ("Foamex"), which in fiscal 2008 and 2007 supplied approximately 41% and 43%, respectively, of AM's raw materials' requirements.  On Wednesday, February 18, 2009, Foamex filed for Chapter 11 bankruptcy protection.  The Company does not currently know the effect that this will have on their raw materials supply and is actively seeking other arrangements.

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

AM currently has 6 full-time sales and customer service representatives. Sales representatives receive a salary plus incentive/commission pay for performance.

AM's domestic sales as a percentage of the Company's consolidated sales were approximately 95% and 96% for fiscal years 2008 and 2007, respectively. AM sells to a number of foreign regions including Asia, South America, the Middle East, Canada and Mexico. Foreign sales accounted for approximately 5% and 4% of fiscal 2008 and 2007 sales.

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

AM relies on a few large customers for a significant portion of our domestic sales. Sales to our five largest customers together accounted for approximately 64% of our domestic sales in 2008 and 60% of our domestic sales in 2007. The loss or a substantial decrease in the amount, of purchases by any of our major customers could adversely affect our financial position and results of operations.

Our customers’ adverse financial condition may have a corresponding material adverse effect on our business, financial condition and results of operations.

LICENSES AND PROPRIETARY RIGHTS

AM’s strategy is to develop products that it anticipates will be awarded a patent because of unique design or function. AM has always relied on proprietary know-how, exclusive license rights and distribution agreements, and employs various methods to protect its processes. However, such methods may not afford protection, and there can be no assurance that others will not independently develop such processes.

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

COMPETITION

The custom materials fabrication industry in which AM competes is highly competitive. The number of competitors is significant, and the Company's competitive position is difficult to ascertain. Low barriers to entry and fragmented competition characterize the industry. Most of the Company's competitors have been small, privately held companies, which generally specialize in only one product or process.  AM has competed primarily on the basis of its ability to meet customers' specifications promptly and cost effectively, and on the quality of its products. AM also provides a much broader ranges of services than most competitors in that services provided include manufacturing, engineering and fulfillment services. AM also has received the ISO 13485 certification, which is a step above most of its competition.

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

As of February 13, 2009, the Company had 66 full-time employees. The Company also utilizes the services of independent contract workers as needed from time to time in its manufacturing operations. As of February 13, 2009 the Company utilized approximately 15 independent contract workers.

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

BANKING

AM obtained a Credit Facility from JPMorgan Chase Bank, N.A. (“Lender”) in the second quarter of fiscal 2007.  The credit agreement evidencing the Credit Facility requires AM to maintain certain financial covenants as outlined in the Credit Agreement.  Failure to meet these financial covenants could result in increased borrowing costs.  The Credit Facility is secured by a first priority lien on all of AM's currently owned and subsequently acquired accounts receivable, chattel paper, deposit accounts, documents, equipment, general intangibles, instruments, inventory, investment property and letter of credit rights pursuant to a Continuing Security Agreement between AM and Lender. If a default occurs under the documents evidencing the Credit Facility, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AM's and the Company's ability to conduct its business.

CUSTOMER CONCENTRATION

The Company realizes approximately 61% of its revenues from five customers.  Any loss of business from these customers could have a significant impact on the Company's financial position.

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

The Company leases office/production space in Garland for its corporate headquarters. The Company’s lease expires in August 2014.

ITEM 3. LEGAL PROCEEDINGS

On or about November 20, 2007, the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center, against Foamtec (Singapore) Pte. Ltd., a private limited company incorporated in Singapore, and Foamex Asia Ltd., a private company incorporated in Thailand (collectively, “Foamtec”). In December of 1998, the Company and Foamtec entered into a Manufacturing Agreement, whereby the Company and Foamtec agreed to work cooperatively to manufacture and sell certain foam components to Hewlett Packard Company and certain other buyers. As part of the Manufacturing Agreement, Foamtec agreed to act as fiduciary agent for the Company in distributing the manufactured product to Hewlett Packard, its successors and assigns. The term of the Manufacturing Agreement was for ten years, which could be extended by either party for an additional five years. Foamtec had the option to purchase the Company’s interest in the Manufacturing Agreement by paying a price to be calculated on the profits expected under the entire remaining term which, by definition, included its entire term, including the additional five years if the Company exercised its extension right. In 2006, the Company gave notice to Foamtec of its election to extend the term of the Manufacturing Agreement for an additional five years in accordance with its rights under the Manufacturing Agreement. Thereafter, Foamtec gave notice of its election to purchase the Company’s interest in the Manufacturing Agreement, and tendered certain funds in claimed discharge of its payment obligations thereunder. Foamtec asserted that this payout right only applied to the initial term, and not the extended term, and therefore remitted funds that represented the expected profits through the end of the initial term. The Company therefore sued Foamtec for breach of contract for Foamtec’s failure to pay the Company the amount of expected profits for the extended term. The Company is seeking compensatory damages in excess of $1,000,000, interest as provided by law and costs associated with the suit.  A trial date is set for March 31, 2009.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company’s common stock is traded on the OTC Pink Sheets under the symbol "ADMG.PK". The high and low closing prices for the common stock for the past two fiscal years as reported by The Pink Sheets, LLC are set forth in the following table. Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

FISCAL 2008	HIGH	LOW
Fourth Quarter	$0.50	$0.35
Third Quarter	$0.55	$0.43
Second Quarter	$0.60	$0.40
First Quarter	$0.75	$0.51

FISCAL 2007	HIGH	LOW
Fourth Quarter	$0.90	$0.70
Third Quarter	$1.00	$0.70
Second Quarter	$1.05	$0.53
First Quarter	$0.58	$0.50

HOLDERS

There were 1,142 holders of record of our common stock as of February 13, 2009.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of November 30, 2008 regarding compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	453,200	$ 0.57	2,578,800
Equity compensation plans not approved by security holders	-	-	-
Total	453,200	$ 0.57	2,578,800
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

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements included in Part II, Item 7 of this Annual Report on Form 10-KSB. The Company's management believes the Company's most critical accounting policies include revenue recognition, inventory valuation, impairment of long-lived assets, income taxes, and stock based compensation.

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

RESULTS OF OPERATIONS FOR FISCAL 2008 COMPARED TO FISCAL 2007

REVENUE from operations for the fiscal year ended November 30, 2008 was $12,303,528, an increase of 15.3% compared to the fiscal year ended November 30, 2007. Revenue from the Singapore strategic manufacturing venture declined to $0 in fiscal 2008 compared to $476,985 in fiscal 2007.

The increase in revenue is due to increased sales volumes from its top 5 customers and the signing of a license agreement with Easy Industries dated and effective January 1, 2008, which contributed to the increase in sales overall. The license agreement resulted in $988,285 in sales for the year ended November 30, 2008. The Company continues its strategic focus on generating its own proprietary opportunities with both its existing customer base as well as new prospects in order to build a more competitive base of business in the United States.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, in 1998 to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia in turn agreed to provide its manufacturing facilities and work force to fabricate foam products at Foamex Asia's Singapore facility. The manufacturing agreement has a profit sharing provision that changes annually. The profit sharing split was as follows (in percentages):

YEAR	THE COMPANY	FOAMEX
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

Effective July 17, 2003, there was an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia. Although this change did not affect the Company's share of the profitability under the manufacturing agreement, it caused a significant reduction in its reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, the Company no longer purchased the raw materials or billed the end customer and only recognized its portion of profit as revenue.  This manufacturing agreement expired in early 2008. The Company is currently in litigation with Foamex Asia with respect to final payout under the manufacturing agreement - see “ITEM 3. LEGAL PROCEEDINGS” for further discussion.

Revenues as reported relating to the Singapore manufacturing agreement were $0 and $476,985 for each of the fiscal years ended November 30, 2008 and 2007, respectively.  The royalty agreement was extended for 60 months according to the terms of the agreement but the other party to the agreement has not acknowledged the contract extension. As a result AM has proceeded with litigation as described in this report to pursue legal remedies to secure the contractual rights for AM under the agreement.

COST OF SALES in fiscal 2008 increased to $9,421,606, an increase of 13.0% compared to $8,335,899 in fiscal 2007. The increase in cost of sales was due to increased raw materials and freight costs.  The Company’s top five customers products are foam based products, which are petroleum-based, and we continue to see increases in raw material and freight costs due to the increases in costs of petroleum.  The Company's gross profit percentage was 23.4% in fiscal 2008, compared to 21.9% in fiscal 2007.   The Company continues to assess ways to reduce its manufacturing and overhead cost to offset increases in costs of raw materials and thus contribute to an overall lower cost of sales and increase gross profit percentage. The Company believes that the introduction of proprietary products into the market place will assist in greater gross profits in the near future.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A") was $2,417,431 in fiscal 2008, an increase of 47.1% compared to $1,643,524 in fiscal 2007. SG&A as a percentage of net sales was 19.6% in fiscal 2008 compared to 15.4% in fiscal 2007.  These costs increased over the previous year due to additional staff added in sales, quality control and the addition of staff to fulfill the Miss Oops product line.  The Company also has added customer service staff to further its commitment to service our customers with the upstart of the fulfillment services business that began in the third quarter of 2008.

INTEREST EXPENSE in fiscal 2008 was $108,039, an increase of 16.6% compared to $92,630 in fiscal 2007. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.  In addition, the Company obtained two term notes with interest rates of prime in 2008.

INCOME TAX benefit of $11,855 realized in fiscal 2008 resulting from the recording of a deferred tax asset related to stock based compensation.

NET INCOME FROM OPERATIONS for fiscal 2008 was $317,507, a decrease of 60.9% compared to $812,535 for fiscal 2007. Basic and diluted net income per share for the year ended November 30, 2008 was $0.03 per share, compared to $0.07 per share for the same period in 2007.   The decrease in net income is primarily attributable to the loss of Singapore royalties.  See “ITEM 3. LEGAL PROCEEDINGS” for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2008, we had working capital of $2,446,189 compared to working capital of $2,820,805 at November 30, 2007.

Cash and cash equivalents were $353,189 at November 30, 2008, compared with $462,701 at November 30, 2007.  The Company's operating activities used $1,166,353 of cash in fiscal 2008 compared to cash used of $37,850 in fiscal 2007. The cash flows used in fiscal 2008 were primarily a result of changes in operating assets and liabilities, specifically an increase in accounts receivable of $1,364,094 and an increase in inventory of $678,642, which were offset by a decrease in prepaid expenses of $267,229 and an increase in accounts payable and accrued liabilities of $141,677.  Non-cash adjustments included $117,492 in depreciation and amortization and $34,869 in stock based compensation, offset by an adjustment to deferred tax expenses of $11,855.

The Company invested $117,876 and $360,584 in fiscal 2008 and 2007, respectively, in capital equipment.

Cash provided by financing activities was $1,174,717 and $419,275 in fiscal 2008 and 2007, respectively.  The Company uses short- and long-term borrowings to supplement internally generated cash flow.

On March 1, 2007, Advanced Materials Group, Inc. (AMG), through its wholly-owned subsidiary Advanced Materials, Inc. (AMI), obtained a $2,000,000 credit facility (the “Credit Facility”) from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI.  This Line of Credit Note was amended on July 14, 2008 to extend the credit facility (the “Credit Facility”) to $2,500,000.  The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008. The agreement will automatically renew as long as the financial covenants have been adhered to. The Company was in compliance with all financial covenants at November 30, 2008.

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

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business. The Company’s borrowings outstanding under the Line of Credit at November 30, 2008 were $2,399,000. At November 30, 2008, $101,000 was available for borrowing under the Credit Facility.

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

The Company currently has orders from original equipment manufacturers and believes that its sales will be stable in fiscal 2009. The Company expects gross profit and operating profit margins to be stable  in fiscal 2009 if its sales remain steady as anticipated by management, barring untoward events. The Company’s business strategy is focused on providing contract manufacturing services, engineering services, fulfillment services and product sales via development of new products internally under the Miss Oops® brand.  It is possible that the economy could negatively impact management’s expectations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues, and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of December 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended November 30, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements. We did not elect to measure existing assets and liabilities at fair value on the date of adoption.

ITEM 7. FINANCIAL STATEMENTS

The Report of Independent Certified Public Accountants, the Consolidated Financial Statements and the notes thereto are included in this Annual Report on Form 10-KSB beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted material weaknesses as discussed below. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As of November 30, 2008, the following material weaknesses existed:

1.
Entity-Level Controls: We did not maintain effective entity-level controls as defined by the framework issued by COSO. Specifically, we did not effectively segregate certain accounting duties due to the small size of our accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting.

2.
Information Technology: We did not maintain effective controls over the segregation of duties and access to financial reporting systems. Specifically, key financial reporting systems were not appropriately configured to ensure that certain transactions were properly processed with segregate duties amongst personnel and to ensure that unauthorized individuals did not have access to add or change key financial data.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access.  In addition, regular meetings are held with the Board of Directors and the Audit Committee.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it is implemented as soon as possible.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended November 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Timothy R. Busch	54	Chairman of the Board of Directors
N. Price Paschall	60	Director
Maurice J. DeWald	68	Director
Ricardo G. Brutocao	64	Chief Executive Officer and Director
John Sawyer	64	Director
William G. Mortensen	43	President and Chief Financial Officer

TIMOTHY R. BUSCH, 54, has been the Chairman and a director of the Company since February 1998 and September 1997, respectively. Mr. Busch formerly worked as tax estate planning attorney and founded The Busch Firm in Irvine, CA in 1979. Mr. Busch is a licensed attorney in California, Michigan, Texas and Washington, D.C. and has a non-practicing/inactive status as a CPA in California and Michigan. Mr. Busch is a director of several privately held companies and is an investor in a number of public and private enterprises including real estate ventures focusing on full service hotels. Mr. Busch also serves on many non-profit boards which include private Christian Education.

N. PRICE PASCHALL, 60, has been a director of the Company since January 1994. Mr. Paschall also serves as the Chairman of the Company’s Compensation Committee. Mr. Paschall has been Managing Director of Context Capital Group, an investment-banking firm that serves clients in the medical and industrial markets, since February 1992. Mr. Paschall was a partner of Shea, Paschall, Powell-Hambros Bank, and its predecessor company, a firm specializing in mergers and acquisitions, from January 1983 to January 1992. Mr. Paschall holds a B.A. in Business Administration from California Polytechnic University at Pomona. He currently serves on the Board of Directors of CPU Tech, a private technology company located in Pleasanton, CA.

MAURICE J. DEWALD, 68, has been a director and Chairman of the Audit Committee of the Company since February 1998. From June 1992 to the present, Mr. DeWald has been Chairman and Chief Executive Officer of Verity Financial Group, Inc., a private investment and financial advisory firm. Mr. DeWald is a former member of the KPMG LLC Board of Directors and also served as the Managing Partner of the Los Angeles office of KPMG LLC from 1986 to 1991. He currently serves on the Boards of Directors of Mizuho Corporate Bank of California, Aperture Healthcare, Inc., Integrated Healthcare Holdings, Inc. and Grubb & Ellis Healthcare REIT, Inc.

RICARDO G. BRUTOCAO, 64, was appointed the position of Chief Executive Officer to fill the Company's previously announced vacancy at that position on January 2, 2006 and serves in this capacity on a part-time, at-will basis. Mr. Brutocao also has served as a director of the Company since 2005. Mr. Brutocao also serves as a director of Centergistic Solutions, Inc., a maker of performance management software, a position Mr. Brutocao has held since 2001. Mr. Brutocao also serves as President and COO of Dacor, Inc., a privately held appliance manufacturer, and has held these positions since August 6, 2007. From 2000 to 2001, Mr. Brutocao was the interim Chief Executive Officer of ZLand, Inc., a software company.

JOHN SAWYER, 64, was elected as a director on March 6, 2006. Mr. Sawyer is Chairman and President of Penhall Company. He joined Penhall Company in 1978 as the Estimating Manager of the Anaheim Division. In 1980, Mr. Sawyer was appointed Manager of Penhall's National Contracting Division, and in 1984, he assumed the position of Vice President and became responsible for managing all construction services divisions. Mr. Sawyer was President of Penhall from 1989 through 2008 and Chairman from 1998 through 2008.  Mr. Sawyer is also a director and member of the audit committee for H&E Equipment Services.

WILLIAM G. MORTENSEN, 43, was appointed President and retained as the Chief Financial Officer position on August 22, 2005 and previously held the position of Chief Financial Officer and Controller as of June 1, 2004. Mr. Mortensen was employed by Cingular Wireless LLC as Associate Director in Finance, and before the Cingular joint venture he was with SBC, Inc. as a manager of SBC Services supporting the SBC Wireless division since 1999. Before joining SBC, Inc. Mr. Mortensen worked for Frito-Lay, Inc. as a manager of finance and for over eight years with EDS, Inc. holding various financial positions. Mr. Mortensen holds a BBA degree in Business Administration from Abilene Christian University and has experience in the telecommunications, high-tech and manufacturing industries.

CODE OF ETHICS

The Company has adopted a Code of Ethics which applies to directors, officers, senior management, and certain other employees of the Company, including its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is available under the “Investor Relations" section on the Company's web site located at www.advancedmaterials.net.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, all Section 16(a) requirements applicable to our officers, directors and greater-than-10% shareholders were satisfied during the fiscal year ended November 30, 2008.

AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal year 2008 and 2007, Maurice DeWald and N. Price Paschall served as members of the Company's Audit Committee.  Maurice DeWald serves as the Chairman of the Audit Committee and serves as the financial expert serving on the committee.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid by the Company for services rendered to the Company by its principal executive officer and to each of the other most highly compensated executive officers of the Company who earned more than $100,000 in salary and bonus during the fiscal year ended November 30, 2008 (the "Named Executive Officers").

Name and Principal Position	Fiscal Year	Salary	Bonus	Total
Ricardo Brutocao	2008	140,000	23,169	163,169
Chief Executive Officer	2007	140,000	36,303	176,303

William G. Mortensen	2008	150,000	23,169	173,169
President and Chief Financial Officer	2007	135,000	36,303	171,303

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

Stock Option Awards

The Company uses the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the year ended November 30 2008, the Company granted 40,000 fully vested options to directors on February 12, 2008, at an exercise price of $0.65 and 20,000 fully vested options to executive officers on March 18, 2008, at an exercise price of $0.60. The options were valued using the BSOPM and the following weighted average assumptions: stock price on date of grant - $0.63, exercise price - $0.63, expected life - 5 years, volatility - 97%, dividend yield – 0% and a risk free rate of 2.61%. The weighted average calculated fair value of each option was $0.47.

Employment Agreements

On August 22, 2005, the Company entered into an Employment Agreement with William G. Mortensen ("Mortensen") governing his service as President and Chief Executive Officer of the Company. The terms of Mortensen’s employment are at will; however, if he is terminated without cause (as defined in the Employment Agreement), he will receive severance pay equal to three months' base salary. Mortensen's base annual salary is set at $150,000 and he is entitled to bonuses calculated by formulas based upon AM's income from continuing operations before taxes. This agreement renews annually with compensation increases approved by the Compensation Committee.

In January 2006, the Company entered into an at-will employment arrangement with Ricardo G. Brutocao to fill the Company's open Chief Executive Officer position. Mr. Brutocao has an unwritten agreement to be compensated by the Company at the rate of $140,000 per year based on recommendations by the Compensation Committee.

The following table shows certain information regarding outstanding equity awards as of November 30, 2008 for the Company’s Named Executive Officers:

	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options
Name	Exercisable	Unexercisable		Option Exercise Price	Option Expiration Date
Ricardo Brutocao (1)	80,000	20,000	-	$0.20	2015
Ricardo Brutocao	10,000	-	-	$0.60	2018

William G. Mortensen (1)	40,000	10,000	-	$0.40	2009
William G. Mortensen	10,000	-	-	$0.60	2018

(1) Represents options granted with employment

DIRECTOR COMPENSATION

Each of the Company's directors receives $10,000 annually and reimbursement for out-of-pocket expenses in connection with his attendance at each meeting of the Board of Directors or committee of the Board of Directors. In addition, each director receives non-qualified stock options, pursuant to the Company's 2007 Stock Incentive Plan, to purchase 20,000 shares of the Company's common stock at fair market value when first elected to the Board of Directors, and 10,000 shares of common stock at fair market value in each first quarter subsequent to their reelection to the Board of Directors. The options vest immediately at the time of issuance. The chairman of the Company's Audit Committee receives an additional $2,500 annually. All director fees are paid on a quarterly basis. Mr. Brutocao does not receive director compensation as he is paid a salary of $140,000 plus expenses for his role as part-time CEO.

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

The following table sets forth certain information with respect to the compensation of all members of the Board of Directors for the year ended November 30, 2008. Per Company policy, Mr. Brutocao does not receive separate compensation for his service on the Board of Directors and his compensation is summarized above under “Summary Compensation Table.”

Name	Fees Earned or Paid in Cash	Option Awards(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Timothy R. Busch(2)	$10,000	$4,802	-0-	-0-	-0-	$14,802
N. Price Paschall(2)	$10,000	$4,802	-0-	-0-	-0-	$14,802
Maurice J. DeWald(2)	$12,500	$4,802	-0-	-0-	-0-	$17,302
John Sawyer(3)	$10,000	$4,802	-0-	-0-	-0-	$14,802

(1)
The valuation of stock option awards in this column represents the compensation cost of awards recognized for financial statement purposes for 2008 under Statement of Financial Accounting Standards No. 123, as revised. The amounts include portions of stock option grants that were expensed in 2008 based on the amortization schedule. See discussion under “Stock Option Awards” above for information concerning all assumptions made in connection with determining the fair value of the awards.

(2)
Includes stock options granted under the 2007 Stock Incentive Plan on February 12, 2008, which are exercisable for 10,000 shares of the Company’s common stock at an exercise price of $0.65 per share. These options vest immediately and expire on February 12, 2018.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 11 is incorporated by reference to the information to be contained in the Company's Proxy Statement relating to the 2009 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of November 30, 2008, our fiscal year end.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference to the information under the captions "Election of Directors" and "Other Matters" to be contained in the Company's Proxy Statement relating to the 2009 Annual Meeting of Shareholders to be held on June 30, 2009. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of November 30, 2008, our fiscal year end.

ITEM 13. EXHIBITS

See Index to Exhibits included herein.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information contained in the Company's Proxy Statement relating to the 2009 Annual Meeting of Shareholders. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of November 30, 2008, our fiscal year end.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FEI-FEI CATHERINE FANG, CPA

6300 Stonewood Dr. Ste 308, Plano, TX 75024
TEL: (972) 769-8588 FAX: (972) 769-0788

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Advanced Materials Group, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Materials Group, Inc. and its subsidiaries (the Company) as of November 30, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Materials Group, Inc. and its subsidiaries, as of November 30, 2008 and 2007 and the results of their operation and their cash flows the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fei-Fei Catherine Fang, CPA

Dallas, Texas
February 24, 2009

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED NOVEMBER 30,	2008	2007
Net sales	$12,303,528	$10,672,786
Cost of sales (including depreciation of $76,247 and $109,102 for the years ended November 30, 2008 and 2007, respectively)	9,421,606	8,335,899
Gross profit	2,881,922	2,336,887
Operating expenses:
Selling, general and administrative	2,417,431	1,643,524
Depreciation and amortization	41,245	40,321
Total operating expenses	2,458,676	1,683,845
Income from operations	423,246	653,042

Other (expense) income:
Interest expense	(108,039)	(92,630)
Other, net	(9,555)	33,010
Total other expense, net	(117,594)	(59,620)
Income from operations before income tax benefit	305,652	593,422
Income tax benefit	11,855	219,113
Net income	$317,507	$812,535

Net income per share basic and diluted	$0.03	$0.07

Weighted average common shares outstanding:
Basic	12,288,417	12,142,943
Diluted	12,406,799	12,372,229

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

YEARS ENDED NOVEMBER 30,	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$353,189	$462,701
Accounts receivable	3,163,751	1,799,657
Inventories	1,765,610	1,086,968
Prepaid expenses and other assets	130,904	398,133
Current portion of deferred tax asset	46,997	858,064
Total current assets	5,460,451	4,605,523
Property and equipment, net	774,407	736,398
Deferred tax asset	822,922	--
Other assets	59,931	69,395
Total assets	$7,117,711	$5,411,316
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$351,133	$251,301
Accrued liabilities	161,313	119,468
Line of credit	2,399,000	1,354,167
Current portion of term notes	41,816	--
Current portion of capital lease obligations	61,000	59,782
Total current liabilities	3,014,262	1,784,718
Term notes, net of current portion	130,039	--
Capital lease obligations, net of current portion	44,278	122,442
Total liabilities	3,188,579	1,907,160
Commitments and contingencies
Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,346,026 and 12,146,026 shares issued and outstanding at November 30, 2008 and 2007	12,346	12,146
Additional paid-in capital	8,602,240	8,494,971
Accumulated deficit	(4,685,454)	(5,002,961)
Total stockholders' equity	3,929,132	3,504,156
Total liabilities and stockholders' equity	$7,117,711,	$5,411,316

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS SHAREHOLDERS' EQUITY

	COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS' EQUITY
November 30, 2006	12,116,026	$ 12,116	$ 8,355,497	$ (5,815,496)	$ 2,552,117
Exercise of common stock options	30,000	30	5,069		5,099
Stock based compensation			134,405		134,405
Net income				812,535	812,535
November 30, 2007	12,146,026	12,146	8,494,971	(5,002,961)	3,504,156
Exercise of common stock warrants	200,000	200	72,400		72,600
Stock based compensation			34,869		34,869
Net income				317,507	317,507
November 30, 2008	12,346,026	$ 12,346	$ 8,602,240	$ (4,685,454)	$ 3,929,132

See accompanying report of independent registered public accounting firm and notes to consolidated financial statements.

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED NOVEMBER 30,	2008	2007
Cash flows from operating activities:
Net income	$317,507	$812,535
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	117,492	149,423
Stock based compensation	34,869	134,405
Deferred tax expenses	(11,855)	(224,064)
Changes in operating assets and liabilities:
Accounts receivable	(1,364,094)	(280,375)
Inventories	(678,642)	(271,546)
Prepaid expenses and other assets	267,229	(144,657)
Other assets	9,464	6,308
Accounts payable and accrued liabilities	141,677	(219,879)
Net cash used in operating activities	(1,166,353)	(37,850)
Cash flows from investing activities:
Purchases of property and equipment	(117,876)	(360,584)
Net cash used in investing activities	(117,876)	(360,584)
Cash flows from financing activities:
Net borrowings under line of credit	1,044,833	498,317
Proceeds from term notes	147,000	--
Repayments of long-term obligations	(89,716)	(84,141)
Exercise of stock options and warrants	72,600	5,099
Net cash provided by financing activities	1,174,717	419,275
Net change in cash and cash equivalents	(109,512)	20,841
Cash and cash equivalents, beginning of year	462,701	441,860
Cash and cash equivalents, end of year	$353,189	$462,701
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$108,039	$92,630
Income taxes	$--	$--
Fixed assets acquired under capital leases	$--	183,000
Fixed assets acquired with debt	$37,625	--

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

Fair Value of Financial Instruments

The Company's cash and cash equivalents, accounts receivable, accounts payable and line of credit approximated fair value at November 30, 2008 and 2007 because of the relatively short maturity of these instruments. The carrying value of debt approximated fair value at November 30, 2008 and 2007 as these instruments bear market rates of interest.

Accounts Receivable

The Company performs periodic credit evaluations of its customers’ financial condition and extends credit to virtually all of its customers on an uncollateralized basis.  Credit losses to date have been insignificant and within management’s expectations.

Accounts receivable are stated at amounts management expects to collect from outstanding balances.  Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts.  Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.  Management considers the accounts receivable balance at November 30, 2008 and 2007 to be fully collectible and, as such, recorded no allowance for doubtful accounts as of yearend.

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

Depreciation and amortization are computed using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are being amortized on a straight-line basis over the lesser of the useful life of the related improvements or term of the lease. Depreciation and amortization expense was approximately $117,000 and $149,000, for the years ended November 30, 2008 and 2007, respectively, of which $76,000 and $109,000, respectively, is included in cost of sales in the accompanying consolidated statements of operations.

Impairment of Long-Lived Assets

Management reviews long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of the assets may not be recoverable and would record an impairment charge if necessary. Such evaluations compare the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset and are significantly impacted by estimates of future prices for the Company’s products, capital needs, economic trends and other factors. No impairment charges were recorded for the years ended November 30, 2008 and 2007.

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

Concentrations of Credit Risk

CASH AND CASH EQUIVALENTS

At November 30, 2008, the Company had no cash balances at financial institutions in excess of federally insured limits.  The Company has experienced no losses related to uninsured deposits.

CUSTOMERS

The Company provides credit in the normal course of business to customers throughout the United States and foreign markets. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. Based on the Company's evaluation of its accounts receivable it has determined a reserve is not necessary at November 30, 2008 and 2007.

The Company formed Advanced Materials Foreign Sales Corporation Ltd., a wholly-owned subsidiary of the Company, to enter into a strategic manufacturing agreement in Singapore. The Company entered into a ten-year agreement with Foamex Asia in January 1998. Terms of the agreement call for the Company to lease production equipment and provide certain technology to Foamex Asia. Foamex Asia will in turn provide its manufacturing facilities and work force to fabricate foam products at Foamex Asia's Singapore facility. The manufacturing agreement had a profit sharing provision that changed annually. The profit sharing split was as follows (in percentages):

YEAR	THE COMPANY	FOAMEX
1998	65	35
1999	60	40
2000	50	50
2001	50	50
2002	45	55
2003	40	60
2004 - 2007	35	65

Revenues and profits as reported relating to the Singapore manufacturing agreement were $0 and $476,985 for each of the two years ended November 30, 2008 and 2007, respectively. Under the amended agreement, only the Company's shares of the profit are reported as revenue.

The lower sales in Singapore are primarily attributable to an amendment to the Company's manufacturing agreement in Singapore with Foamex Asia to change the vendor of record for the customer supplied under the agreement from the Company to Foamex Asia effective July 17, 2003. Although this change does not affect the Company's share of the profitability under the agreement, it does cause a significant reduction in its reported revenues. Previously, the Company purchased the raw materials for the production of product and billed the end customer and therefore recognized the gross sales and cost of sales on its financials. Under the amended agreement, it no longer purchases the raw materials or bills the end customer and only recognizes its portion of profit as revenue. Management believes this change has been beneficial to the Company as it stills maintains a share of the profits from the Singapore agreement, while it has significantly reduced its capital requirements since it no longer needs to purchase raw materials several months in advance of realizing sales.  The Company is currently in litigation with Foamex Asia with respect to final payout under the manufacturing agreement - see “Note 6 – Commitments and Contingencies” for further discussion.

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

SUPPLIERS

Foamex International, Inc. ("Foamex") accounted for 41% and 43% of consolidated purchases for the years ended November 30, 2008 and 2007, respectively. Management believes that the loss of Foamex as a major supplier of foam could adversely affect the Company's business.  If another supplier's products were to be substituted by the Company's customers in critical applications, there are no assurances that the Company would retain the favorable supply position that it has earned through over 25 years as an authorized converter/fabricator for Foamex.  On Wednesday, February 18, 2009, Foamex filed for Chapter 11 bankruptcy protection.  The Company does not currently know the affect that this will have on their raw materials supply and is actively seeking other arrangements.

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

Stock-based Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, as of December 1, 2006, using the modified prospective application method. This statement requires the recognition of compensation expense when we obtain employee services in stock-based payment transactions.

Prior to December 1, 2006, the Company recognized compensation cost associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under APB 25, the difference between the quoted market price as of the date of the grant and the contractual purchase price of shares was charged to operations over the vesting period on a straight-line basis. No compensation cost was recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant.
Upon the adoption of SFAS 123R, the Company began recording compensation cost related to all new stock based compensation grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date.

 Earnings per Share

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The difference between basic and diluted weighted average shares outstanding for the years ended November 30, 2008 and 2007 relates to dilutive stock options and warrants.

There were approximately 243,000 and 218,000 potentially dilutive options and warrants outstanding at November 30, 2008, and 2007, respectively, that were not included in the computation of the net income per share because they would be anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of December 1, 2007, and the adoption did not have a material impact on the Company’s consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company’s consolidated financial statements. For the years ended November 30, 2008 and 2007, the Company did not recognize any interest or penalty expense related to income taxes. It is determined not to be reasonably likely for the amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months. The Company is currently subject to a three year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits entities to choose to measure certain financial assets and liabilities and other eligible items at fair value, which are not otherwise currently required to be measured at fair value. Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an irrevocable instrument-by-instrument basis. Entities electing the fair value option would be required to recognize changes in fair value in earnings and to expense upfront cost and fees associated with the item for which the fair value option is elected. Entities electing the fair value option are required to distinguish on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. We do not anticipate that the adoption of this statement will have a material impact on our consolidated financial statements. We did not elect to measure existing assets and liabilities at fair value on the date of adoption.

NOTE 2 - INVENTORIES

Inventories consist of the following at November 30:

	2008	2007
Raw materials	$876,757	$562,236
Work-in-progress	136,646	148,104
Finished goods	788,207	376,628
	1,801,610	1,086,968
Less allowance for obsolete inventory	36,000	--
	$1,765,610	$1,086,968

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at November 30:

	2008	2007
Machinery and equipment	$2,917,365	$2,771,358
Furniture and fixtures	1,533,202	1,533,202
Transportation equipment	76,540	76,540
Leasehold improvements	507,893	500,708
	5,035,000	4,881,808
Less accumulated depreciation	(4,260,593)	(4,145,410)
	$774,407	$736,398

The assets held under capital leases have been included in property and equipment and total $100,195 and $243,358 with accumulated depreciation of $71,672 and $49,378 for the years ended November 30, 2008 and 2007, respectively.  Amortization costs related to assets under capital leases are charged to depreciation expense.

NOTE 4 - LINE OF CREDIT

On March 1, 2007, Advanced Materials Group, Inc. (AMG), through its wholly-owned subsidiary Advanced Materials, Inc. (AMI), obtained a $2,000,000 credit facility (the “Credit Facility”) from JPMorgan Chase Bank, N.A. (“Lender”). The Credit Facility was established pursuant to a Credit Agreement between AMI and Lender and evidenced by a Line of Credit Note executed by AMI. This Line of Credit Note was amended on July 14, 2008 to extend the credit facility (the “Credit Facility”) to $2,500,000.  The proceeds under the Credit Facility will be used primarily for working capital needs in the ordinary course of business.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, or April 1, 2008.  The agreement will automatically renew as long as the financial covenants have been adhered to.  The company is in compliance with all financial covenants.

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

If a default occurs under the Credit Agreement, the Line of Credit Note or any other related documents, Lender may declare all amounts outstanding under the Credit Facility immediately due and payable. In such event, Lender may exercise any rights and remedies it may be provided by law or agreement, including the ability to cause all or any part of the collateral under the Continuing Security Agreement to be transferred to Lender or registered in Lender's or any other designated entity's name. Any such event may materially impair AMI's and the Company's ability to conduct its business. Borrowings outstanding under the Line of Credit at November 30, 2008 were $2,399,000. At November 30, 2008, $101,000 was available for borrowing under the Credit Facility.

In order to facilitate the Company's obtaining the Credit Facility, on April 2, 2007, the Company terminated its existing $1,500,000 line of credit agreement with Textron Financial Corporation, which was evidenced by a Loan and Security Agreement dated October 9, 2003, as amended.

NOTE 5 – TERM NOTES

Term notes as of November 30, 2008, consist of the following:

Term note with financial institution, interest at the Prime Rate (4% at November 30, 2008), due in monthly installments not including interest of $2,450 with the final payment due on June 18, 2013, secured by certain equipment
$ 134,230
Term note with financial institution, interest at the Prime Rate (4% at November 30, 2008), due in monthly installments not including interest of $1,045 with the final payment due on November 26, 2011, secured by certain equipment	37,625
Total term notes	171,855
Less current portion	41,816
Non-current portion of term notes	$ 130,039

Future maturities of the term notes are approximately as follows:

2009	$ 41,900
2010	41,900
2011	41,900
2012	29,400
2013	16,755
Thereafter	--
$ 171,855

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases manufacturing and office space in Rancho Dominguez, California under a lease that expires in November 2010.  The Company moved its corporate headquarters to Garland, Texas and rents office space there with a lease effective February 1, 2009 that expires in August 2014.  The lease is escalating and the Company will record the expense on a straight-line basis. Rent expense totaled $473,245 and $386,627 for the years ended November 30, 2008 and 2007, respectively.

Approximate future minimum operating and capital lease obligations at November 30, 2008, are as follows:

	OPERATING LEASES	CAPITAL LEASES
2009	$363,110	$63,810
2010	358,081	42,385
2011	65,400	--
2012	67,200	--
2013	69,000	--
Thereafter	46,800
Total minimum lease obligations	$969,591	$106,195
Less amounts representing interest		(917)
Present value of capital lease payments		105,278
Current portion		(61,000)
Long-term portion		$44,278

Interest expense incurred under capital lease obligations was insignificant for the years ended November 30, 2008, and 2007.

Litigation

On or about November 20, 2007, the Company filed suit in the Superior Court of the State of California, County of Orange, Central Justice Center, against Foamtec (Singapore) Pte. Ltd., a private limited company incorporated in Singapore, and Foamex Asia Ltd., a private limited company incorporated in Thailand (collectively, “Foamtec”). In December of 1998, the Company and Foamtec entered into a Manufacturing Agreement, whereby the Company and Foamtec agreed to work cooperatively to manufacture and sell certain foam components to Hewlett Packard Company and certain other buyers. As part of the Manufacturing Agreement, Foamtec agreed to act as fiduciary agent for the Company in distributing the manufactured product to Hewlett Packard, its successors and assigns. The term of the Manufacturing Agreement was for ten years, which could be extended by either party for an additional five years. Foamtec had the option to purchase the Company’s interest in the Manufacturing Agreement by paying a price to be calculated on the profits expected under the entire remaining term which, by definition, included its entire term, including the additional five years if the Company exercised its extension right. In 2006, the Company gave notice to Foamtec of its election to extend the term of the Manufacturing Agreement for an additional five years in accordance with its rights under the Manufacturing Agreement. Thereafter, Foamtec gave notice of its election to purchase the Company’s interest in the Manufacturing Agreement, and tendered certain funds in claimed discharge of its payment obligations thereunder. Foamtec asserted that this payout right only applied to the initial term, and not the extended term, and therefore remitted funds that represented the expected profits through the end of the initial term. The Company therefore sued Foamtec for breach of contract for Foamtec’s failure to pay the Company the amount of expected profits for the extended term. The Company is seeking compensatory damages in excess of $1,000,000, interest as provided by law and costs associated with the suit.  A trial date is set for March 31, 2009.

NOTE 7 - STOCKHOLDERS' EQUITY

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

The following table summarizes options granted and outstanding:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, November 30, 2006 (466,000 exercisable at a weighted average price of $1.04)	475,000	0.94
Granted (weighted average fair value of $0.70)	183,200	0.90
Exercised	(30,000)	0.17
Canceled/Expired	(200,000)	1.51
Outstanding, November 30, 2007 (368,200 exercisable at a weighted average price of $0.78)	428,200	$ 0.71
Granted (weighted average fair value of $0.47)	60,000	0.63
Canceled/Expired	(35,000)	2.30
Outstanding, November 30, 2008 (423,200 exercisable at a weighted average price of $0.59)	453,200	$ 0.57

The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at November 30, 2008:

EXERCISE PRICE	OUTSTANDING	EXERCISABLE	WEIGHTED AVERAGE CONTRACTUAL LIFE REMAINING
NUMBER OF OPTIONS
$ 0.20 - 0.40	210,000	180,000	4.6 years
0.60 – 0.65	60,000	60,000	9.2
0.90	183,200	183,200	8.6
	453,200	423,200

As of November 30, 2008 there was approximately $4,000 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately 0.6 years.

The aggregate intrinsic value of options outstanding and options exercisable at November 30, 2008 was $19,500 and $16,500 respectively.

The Company uses the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the year ended November 30 2008, the Company granted 40,000 fully vested options to directors on February 12, 2008, at an exercise price of $0.65 and 20,000 fully vested options to executive officers on March 18, 2008, at an exercise price of $0.60. The options were valued using the BSOPM and the following weighted average assumptions: stock price on date of grant - $0.63, exercise price - $0.63, expected life - 5 years, volatility - 97%, dividend yield – 0% and a risk free rate of 2.61%. The weighted average calculated fair value of each option was $0.47.

On March 14, 2008, the Company’s 200,000 outstanding, fully-vested warrants were exercised at a price of $0.363 per share.

NOTE 8 - INCOME TAXES

Income tax expense (benefit) from continuing operations is as follows:

YEARS ENDED NOVEMBER 30:	2008	2007
Current:
Federal	$--	$--
State	--	5,000
	--	5,000

Deferred:
Federal	(12,000)	(224,000)
State	--	--

Total income tax benefit	$(12,000)	$(219,000)

The components of deferred tax assets and liabilities at November 30 are as follows:

	2008	2007
Deferred tax assets:
Tax over book depreciation	$49,000	$100,000
Accrued expenses	47,000	22,000
Federal net operating loss carryforwards	2,053,000	2,064,000
State net operating loss carryforwards	130,000	127,000
Goodwill and other intangible assets	35,000	108,000
Stock options	58,000	46,000
Total deferred tax assets	2,372,000	2,467,000
Less valuation allowance for deferred tax assets	(1,502,000)	(1,609,000)
Net deferred tax assets	$870,000	$858,000

At November 30, 2008 and 2007, the Company had a valuation allowance of $1,502,000 and $1,609,000, respectively, to reduce its deferred tax assets to estimated realizable value. Based on the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are anticipated to reverse, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets, net of the valuation allowance. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of taxable income are revised due to changes in circumstances.

As of November 30, 2008, the Company has net tax operating loss carryforwards of approximately $6,037,000 available to offset future Federal tax liabilities. The carryforwards expire through 2027. As of November 30, 2008, the Company has net operating tax loss carryforwards of approximately $1,476,000 available to offset future state income tax liabilities, which expire through 2017.

The reconciliation of the income tax provision (benefit) from continuing operations to taxes computed at U.S. federal statutory rates is as follows:

YEARS ENDED NOVEMBER 30:	2008	2007
Income tax benefit at statutory rates	$104,000	$200,000
Permanent timing differences and other items	--	(42,000)
Change in federal valuation allowance and other permanent items	(107,000)	(382,000)
Other items	(9,000)
State and local income taxes, net of federal income tax	--	5,000

Total	$(12,000)	$(219,000)

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company has a 401(k) retirement plan that covers the majority of the Company's domestic employees. An employee, at their discretion, can elect to make voluntary contributions to the plan from 0% to 20% of their compensation, up to the maximum amount set by the Internal Revenue Service. The Company may contribute an amount determined in its sole judgment. Total expense from this plan related to continuing operations was $0 for the years ended November 30, 2008 and 2007.  All employees, including executive officers, may participate in this plan according to the rules set forth by the IRS.

NOTE 10 - FASB 131 SEGMENT REPORTING

The Company's foreign operations consist of a sales joint venture located in Singapore, which began operations in fiscal 1998. All of their sales are made to unaffiliated customers. The following is a summary of operations by entities within geographic areas for the year ending November 30, 2008, and 2007:

	AMI-US OPERATIONS	AMI-SINGAPORE	CONSOLIDATED
NET SALES
2008	$12,303,528	$--	$12,303,528
2007	$10,195,801	$476,985	$10,672,786

SEGMENT INCOME BEFORE CORPORATE ALLOCATION
2008	$12,303,528	$--	$12,303,528
2007	$10,195,801	$476,985	$10,672,786
	AMI-US OPERATIONS	AMI-SINGAPORE	CONSOLIDATED
CORPORATE ALLOCATION
2008	$--	$--	$--
2007	$47,699	$(47,699)	$644,117

NET INCOME (LOSS)
2008	$317,507	$--	$317,507
2007	$214,831	$378,591	$593,422

DEPRECIATION AND AMORTIZATION
2008	$(117,492)	$--	$(117,492)
2007	$(149,423)	$--	$(149,423))

INCOME TAXES BENEFIT (EXPENSE)
2008	$11,855	$--	$11,855
2007	$219,000	$--	$219,000

TOTAL ASSETS
2008	$7,117,711	$--	$7,117,711
2007	$5,411,316	$--	$5,411,316

NOTE 11 – SUBSEQUENT EVENTS

Effective February 1, 2009, the Company entered into a 66 month operating lease agreement for office space in Garland, Texas and moved the corporate headquarters to this location.  Payments under the lease will be $0 for months one through six, $5,250 for months seven through eighteen, $5,400 for months nineteen through thirty, $5,550 for months thirty-one through forty-two, $5,700 for months forty-three through fifty four and $5,850 for months fifty five through sixty six.

On Wednesday, February 18, 2009, Foamex filed for Chapter 11 bankruptcy protection.  The Company does not currently know the affect that this will have on their raw materials supply and is actively seeking other arrangements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MATERIALS GROUP, INC.
Dated: February 27, 2009
By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Ricardo G. Brutocao Ricardo G. Brutocao	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009
/s/ William G. Mortensen William G. Mortensen	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009
/s/ Timothy R. Busch Timothy R. Busch	Chairman and Director	February 27, 2009
/s/ Maurice J. DeWald Maurice J. DeWald	Director	February 27, 2009
/s/ N. Price Paschall N. Price Paschall	Director	February 27, 2009
/s/ John Sawyer John Sawyer	Director	February 27, 2009

INDEX TO EXHIBITS

Exhibit No.                                Description

3.1	Articles of Incorporation of Advanced Materials Group, Inc. (formerly known as Far West Ventures, Inc.). (1)
3.2	Certificate of Amendment of Articles of Incorporation of Advanced Materials Group, Inc. (1)
3.3	Bylaws, as amended, of Advanced Materials Group, Inc. (1)
4.1	Advanced Materials Group, Inc. 2007 Stock Incentive Plan.(2)
4.2	Advanced Materials Group, Inc. 2003 Stock Plan.(3)
4.3	Amendment No. One to the Advanced Materials Group, Inc. 2003 Stock Plan.(4)
4.4	Advanced Materials Group, Inc. 1998 Stock Option Plan.(5)
4.5	Amendment No. One to the Advanced Materials Group, Inc. 1998 Stock Option Plan.(6)
10.1	Manufacturing Agreement dated January 30, 1998 by and between Advanced Materials FSC Ltd. and Foamtec (Singapore) Pte. Ltd. (7)
10.2	Credit Agreement dated as of March 1, 2007 between JP Morgan Chase Bank, N.A. and Advanced Materials, Inc.(8)
10.3	Continuing Security Agreement dated as of March 1, 2007, executed by Advanced Materials, Inc. in favor of JP Morgan Chase Bank, N.A.(9)
10.4	Line of Credit Note dated March 1, 2007, in the principal amount of $2,000,000.00, issued by Advanced Materials, Inc. to the order of JP Morgan Chase Bank, N.A.(10)
21.1	List of Subsidiaries. (11)
23.1	Consent of Fei-Fei Catherine Fang, LLP, CPA
31.1	Certification by Chief Executive Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as a like-numbered exhibit to the Company's Registration Statement on Form SB-2 dated December 6, 1993 (Registration No. 33-72500), incorporated herein by reference.
(2)	Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(3)	Filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(4)	Filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(5)	Filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(6)	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-8 dated October 9, 2007.
(7)	Filed as Exhibit 10.23 to Form 10-KSB dated November 30, 1997, incorporated herein by reference.
(8)	Filed as Exhibit 10.1 to Form 10-QSB filed July 12, 2007, incorporated herein by reference.
(9)	Filed as Exhibit 10.2 to Form 10-QSB filed July 12, 2007, incorporated herein by reference.
(10)	Filed as Exhibit 10.3 to Form 10-QSB filed July 12, 2007, incorporated herein by reference.
(11)	Filed as Exhibit 21 to Form 10-K filed February 28, 2000, incorporated herein by reference.

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 27, 2009

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

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: February 27, 2009

/s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Advanced Materials Group, Inc. (the "Company") for the fiscal year ended November 30, 2008 (the "Report"), the undersigned hereby certifies in his capacity as Chief Executive Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, as of and for the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: February 27, 2009

By: /s/ RICARDO G. BRUTOCAO
Ricardo G. Brutocao
Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report on Form 10-KSB of Advanced Materials Group, Inc. (the "Company") for the fiscal year ended November 30, 2008 (the "Report"), the undersigned hereby certifies in his capacity as Chief Financial Officer of the Company, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. the information contained in the Report fairly presents, in all material respects, as of and for the periods presented in the report, the consolidated financial condition and results of operations of the Company.

Dated: February 27, 2009

By: /s/ WILLIAM G. MORTENSEN
William G. Mortensen
President and Chief Financial Officer