Form 10-Q
period 2009-02-28
Advanced Materials Group, Inc.
filed 2009-04-20
CIK 806514

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM_________________ TO__________________

COMMISSION FILE NO. 0-16401

ADVANCED MATERIALS GROUP, INC.
(Exact name registrant as specified in its charter)

NEVADA	33-0215295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2364 MERRITT DRIVE, SUITE A, GARLAND, TEXAS  75041
(Address of principal executive offices) (Zip code)

(469) 246-4100
(Registrant's telephone number, including area code)

3303 Lee Parkway, Suite 105, Dallas, TX  75219
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: Common Stock, $.001 par value, 12,346,026 shares outstanding as of April 6, 2009.

ADVANCED MATERIALS GROUP, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	February 28, 2009	February 29, 2008
Net sales	$2,689,190	$3,037,193
Cost of sales	1,891,174	2,313,217
Gross profit	798,016	723,976

Operating expenses:
Selling, general and administrative	742,090	587,520
Depreciation and amortization	9,078	11,216
Total operating expenses	751,168	598,736
Income from operations	46,848	125,240

Other income (expense):
Interest expense	(24,278)	(28,530)
Other, net	--	(8,290)
Total other expense, net	(24,278)	(36,820)
Income tax benefit	5,168	7,108
Net income	$27,738	$95,528
Basic and diluted net income per share	$0.00	$0.01

Weighted average common shares outstanding:
Basic	12,346,026	12,146,026
Diluted	12,420,788	12,361,481

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	February 28, 2009 (unaudited)	November 30, 2008

ASSETS
Current assets:
Cash and cash equivalents	$885,475	$353,189
Accounts receivable, net	2,426,017	3,163,751
Inventories, net	1,877,006	1,765,610
Current portion of deferred tax asset	46,997	46,997
Prepaid expenses and other	273,268	130,904
Total current assets	5,508,763	5,460,451

Property and equipment, net	774,964	774,407
Deferred tax assets	828,090	822,922
Other assets	59,931	59,931
Total assets	$7,171,748	$7,117,711

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$420,517	$351,133
Accrued liabilities	70,852	161,313
Line of credit	2,459,000	2,399,000
Current portion of term notes	41,816	41,816
Current portion of capital lease obligations	61,000	61,000
Total current liabilities	3,053,198	3,014,262

Term notes, net of current portion	117,464	130,039
Capital lease obligations, net of current portion	29,028	44,278
Total liabilities	3,199,677	3,188,579

Commitments and contingencies

Stockholders' equity:
Preferred stock-$.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock-$.001 par value; 25,000,000 shares authorized; 12,346,026 shares issued and outstanding at February 28, 2009 and November 30, 2008	12,346	12,346
Additional paid-in capital	8,617,441	8,602,240
Accumulated deficit	(4,657,716)	(4,685,454)
Total stockholders' equity	3,972,071	3,929,132
Total liabilities and stockholders' equity	$7,171,748	$7,117,711

See accompanying notes to consolidated financial statements

ADVANCED MATERIALS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	February 28, 2009	February 29, 2008
Cash flows from operating activities:
Net income	$27,738	$95,527
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,690	32,695
Deferred tax assets	(5,168)	(7,107)
Stock based compensation	15,201	20,907
Changes in operating assets and liabilities:
Accounts receivable	737,734	(5,192)
Inventories	(111,396)	(18,513)
Prepaid expenses and other	(142,364)	(99,500)
Accounts payable and accrued liabilities	(21,077)	153,493
Net cash provided by operating activities	531,358	172,310

Cash flows from investing activities:
Purchases of property and equipment	(31,247)	(11,252)
Net cash used in investing activities	(31,247)	(11,252)

Cash flows from financing activities
Net borrowings under line of credit	60,000	168,750
Repayments of long-term obligations	(27,825)	(17,022)
Net cash provided by financing activities	32,175	151,728

Net change in cash and cash equivalents	532,286	312,786
Cash and cash equivalents, beginning of period	353,189	462,701
Cash and cash equivalents, end of period	$885,475	$775,487

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$24,278	$28,530
Income taxes	$--	$(7,108)

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

The unaudited consolidated financial statements do, however, reflect all adjustments, consisting of only normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the financial position as of February 28, 2009 and the results of operations and cash flows for the interim periods ended February 28, 2009 and February 29, 2008. However, these results are not necessarily indicative of results for any other interim period or for the year. The accompanying consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2008.

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

2) EARNINGS PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and diluted net income per share. Basic earnings per share exclude dilution and are computed by dividing net income by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Potential common share equivalents including stock options have been excluded for the three month periods ended February 28, 2009 and February 29, 2008, as their effect would be antidilutive.

There were approximately 283,000 and 208,000 potentially dilutive options outstanding at February 28, 2009 and February 29, 2008, respectively, that were not included in the computation of net income per share because the impact would be anti-dilutive.

3) STOCK BASED COMPENSATION

On December 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (“SFAS 123(R)”), and has elected to use the modified prospective method, which requires the application of the accounting standard to all share-based awards issued on or after December 1, 2006 and any outstanding share-based awards that were issued but not vested as of December 1, 2006.

For the three-month periods ended February 28, 2009 and February 29, 2008, FAS 123(R) resulted in stock-based compensation expense of $15,201 and $20,907, respectively.  This amount includes compensation expense related to stock options granted prior to, but not yet vested as of December 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. Stock compensation expense has been recorded as selling, general and administrative expense in the accompanying consolidated statements of income.

The following is a summary of all stock option transactions for the three months ended February 28, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at November 30, 2008	453,200	$0.57
Granted	40,000	$0.46
Outstanding at February 28, 2009	493,200	$0.56	6.87	$37,700
Options exercisable at February 28, 2009	423,200	$0.58	7.03	$32,200

As of February 28, 2009 there was $2,267 of total unrecognized stock based compensation related to nonvested share-based compensation awards granted under the stock option plans. This cost is expected to be recognized over a weighted average period of approximately six months.

The Company used the Black-Scholes Option Pricing Model (“BSOPM”) to determine the fair value of option grants. During the first quarter of fiscal 2009, the Company granted 40,000 fully vested options to directors at an exercise price of $0.46. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.46, exercise price - $0.46, expected life – 5 years, volatility – 97%, dividend rate – 0% and a risk free rate of 1.44%. The calculated fair value of each option was approximately $0.34. During the first quarter of fiscal 2008, the Company granted 40,000 fully vested options to directors at an exercise price of $0.65. The options were valued using the BSOPM and the following assumptions: stock price on date of grant - $0.65, exercise price - $0.65, expected life - 5 years, volatility - 97%, dividend rate – 0% and a risk free rate of 2.71%. The calculated fair value of each option was approximately $0.48.

4) INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out method) or market. Inventories consisted of the following:

	February 28, 2009	November 30, 2008
	(unaudited)
Raw Materials	$818,402	$876,757
Work-in-process	72,280	136,646
Finished Goods	1,020,477	788,207
	1,911,159	1,801,610
Less allowance for obsolete inventories	34,153	36,000
	$1,877,006	$1,765,610

5) SINGAPORE ROYALTY AGREEMENT

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

6) ACCOUNTING CHANGES

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for our fiscal year beginning December 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on December 1, 2008 is limited to financial assets and liabilities. The initial adoption of SFAS 157 did not have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the unaudited consolidated financial statements and the related notes that appear elsewhere in this report.

This document contains forward-looking statements that involve risks and uncertainties that could cause the results of the Company and its consolidated subsidiaries to differ materially from those expressed or implied by such forward-looking statements. These risks include, but are not limited to, the timely development, production and delivery of new products; the challenge of managing asset levels, including inventory and trade receivables; the difficulty of keeping expense growth at modest levels while increasing revenues and other risks described from time to time in the Company's filings with the Securities and Exchange Commission, including but not limited to the Annual Report on Form 10-KSB for the year ended November 30, 2008 and in "Factors That Could Affect Future Results" below.

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

RESULTS OF OPERATIONS THREE MONTHS ENDED FEBRUARY 28, 2009 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 29, 2008

Net sales for the quarter ended February 28, 2009 were $2,689,190 versus $3,037,193 for the same period of fiscal 2008, a decrease of $348,003 or 11%.

The decrease in sales is due to lower demand of products produced from its customer base. The Miss Oops licensed products have also realized a sharp decline in sales due to decreased sales traffic in the retail outlets where the product is sold.

Cost of goods sold for the quarters ended February 28, 2009 and February 29, 2008 were $1,891,174 and $2,313,217, respectively. The Company's gross profit margin was 30% in the first quarter of 2009 and 24% in the first quarter of 2008. The decrease in costs of goods sold is a direct relation to the decrease in revenue for the quarter.  The Company’s primary products are foam products which represent a high cost of goods sold due to the raw material costs.

Selling, general and administrative expenses for the first quarter of fiscal 2009 and 2008 were $742,090 and $587,520, respectively, representing an increase of $154,570 or 26%. The increase in costs was due to the addition of the Miss Oops license agreement in 2008 and the staff needed to promote and grow the Miss Oops brand.

Interest expense for the first quarter of fiscal 2009 and 2008 was $24,278 and $28,530, respectively. Interest expense relates primarily to bank borrowings and will increase or decrease based on interest rate fluctuations.

The Company recorded an income tax benefit of $5,168 in the first quarter of 2009 and $7,108 in the first quarter of 2008.  These benefits were mainly a result of the Company recording a deferred tax asset related to stock based compensation.

Net income for the first quarter of fiscal 2009 was $27,738 compared to $95,528 for the first quarter of fiscal 2008.  Basic and diluted net income per share for the first quarter of fiscal 2009 was $0.00 per share, compared to $0.01 per share for the first quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2009, we had working capital of $2,455,565 compared to working capital of $2,446,189 at November 30, 2008.

Cash and cash equivalents were $885,475 at February 28, 2009, compared with $353,189 at November 30, 2008. Operating activities provided $531,358 of cash during the three months ended February 28, 2009, compared with cash provided of $172,310 in the corresponding period of fiscal 2008. The cash provided by operating activities in the three months ended February 28, 2009 resulted primarily from net income of $27,738 plus non-cash charges of $40,723, a decrease in accounts receivable of $737,734, an increase in inventory of $111,396, an increase in prepaid expenses of $142,364 and a decrease in accounts payable and accrued liabilities of $21,077.

Capital expenditures were $31,247 for the three months ended February 28, 2009, compared to $11,252 for the corresponding period in fiscal 2008.

The Company uses short- and long-term borrowings to supplement internally generated cash flow. Activity related to short- and long-term borrowings in the three months ended February 28, 2009 resulted in cash provided by financing activities of $32,175 compared to cash provided by financing activities of $151,728 in the same period of 2008.

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

The outstanding principal balance under the Credit Facility bears interest at the rate of interest per annum announced from time to time by the Lender as its prime rate, and will be computed on the unpaid principal balance from the date of each borrowing. Accrued interest payments on the unpaid principal balance under the Credit Facility are payable quarterly commencing on May 1, 2007, and all outstanding principal under the Credit Facility, together with all accrued but unpaid interest, is due at maturity, which has been extended until June 1, 2009.

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

Borrowings outstanding under the Line of Credit at February 28, 2009 were $2,459,000.

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

RELIANCE ON SUPPLIERS

The Company's manufacturing operations depend on its suppliers' ability to deliver quality raw materials and components in time for the Company to meet critical manufacturing and distribution schedules. The Company sometimes experiences a short supply of certain raw materials as a result of supplier out-of-stock situations or long manufacturing lead times. If shortages or delays exist, the Company's future operating results could suffer. Furthermore, it may not be able to secure enough raw materials at reasonable prices to manufacture new products in the quantities required to meet customer demand. Sudden or significant raw materials price increases could also cause future operating results to suffer if the Company is not able to increase its sales prices to account for the materials price increases. Any of these factors, if realized, could reduce the Company's profitability and operating results.  On Wednesday, February 18, 2009, one of the Company’s major suppliers, Foamex, filed for Chapter 11 bankruptcy protection. The Company does not currently know the effect that this will have on their raw materials supply and is actively seeking other arrangements.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2009 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-KSB for the year ended November 30, 2008, as filed with the Securities and Exchange Commission on February 27, 2009. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

The material weaknesses in our internal control over financial reporting that we identified in our Annual Report on Form 10-KSB for the year ended November 30, 2008 relate to a lack of segregation of certain accounting duties due to the small size of our accounting staff and information technology controls over segregation of duties and access to financial reporting systems.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by the Chief Financial Officer, who has limited system access.  In addition, regular meetings are held with the Board of Directors and the Audit Committee.  If at any time we determine a new control can be implemented to mitigate these risks at a reasonable cost, it will be implemented as soon as possible.

There were no changes in our internal control over financial reporting that occurred during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 20, 2009
ADVANCED MATERIALS GROUP, INC.

/s/ Ricardo G. Brutocao
Ricardo G. Brutocao
Chief Executive Officer

 /s/ William G. Mortensen
William G. Mortensen
President and Chief Financial Officer